Form 10-Q
period 1996-06-30
CITGO PETROLEUM CORP
filed 1996-08-14
CIK 1011746

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER:  1-14380


                          CITGO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  73-1173881
       (State or other jurisdiction of               (I.R.S. Employee
       incorporation or organization)               Identification No.)


                                ONE WARREN PLACE
                             6100 SOUTH YALE AVENUE
                             TULSA, OKLAHOMA 74136
                             (Address of principal
                               executive offices
                                 and zip code)


                                 (918) 495-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No
     --------       --------

CITGO PETROLEUM CORPORATION
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

TABLE OF CONTENTS
- --------------------------------------------------------------------------------

                                                                             PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS                                   2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets - June 30, 1996 and
           December 31, 1995                                                   3

         Condensed Consolidated Statements of Income - Three-Month Periods
           Ended June 30, 1996 and 1995 and Six-Month Periods Ended
           June 30, 1996 and 1995                                              4

         Condensed Consolidated Statements of Cash Flows - Six-Month Periods
           Ended June 30, 1996 and 1995                                        5

         Notes to the Condensed Consolidated Financial Statements            6 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            11 - 18

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     19

SIGNATURES                                                                    20

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption " Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although CITGO believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                     June 30,       December 31,
                                                       1996              1995
                                                    (Unaudited)
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                     $     19,904     $     19,863
    Accounts receivable                                979,098          817,990
    Due from affiliates                                 26,324           28,991
    Inventories                                        952,401          785,275
    Prepaid expenses and other                          43,451           30,199
                                                  ------------     ------------
      Total current assets                           2,021,178        1,682,318

 PROPERTY, PLANT AND EQUIPMENT - Net                 2,641,380        2,491,849
 RESTRICTED CASH                                        15,778            1,258
 INVESTMENTS IN AFFILIATES                             730,844          650,360
 OTHER ASSETS                                          120,665           97,793
                                                  ------------     ------------
                                                  $  5,529,845     $  4,923,578
                                                  ============     ============
 LIABILITIES AND SHAREHOLDER'S EQUITY
 CURRENT LIABILITIES:
    Short-term bank loans                         $    105,000     $     25,000
    Accounts payable                                   460,070          438,172
    Payables to affiliates                             243,519          176,800
    Taxes other than income                            193,586          173,915
    Other                                              226,657          224,077
    Current portion of long-term debt                   95,240           95,240
    Current portion of capital lease obligation         11,150           10,557
                                                  ------------     ------------
      Total current liabilities                      1,335,222        1,143,761

 LONG-TERM DEBT                                      1,470,685        1,159,263
 CAPITAL LEASE OBLIGATION                              135,776          141,504
 POSTRETIREMENT BENEFITS OTHER THAN PENSIONS           175,672          167,905
 OTHER NONCURRENT LIABILITIES                          191,361          186,376
 DEFERRED INCOME TAXES                                 403,781          367,644
 MINORITY INTEREST                                      27,148           25,618
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDER'S EQUITY:
    Common stock - $1.00 par value, 1,000 shares             1                1
     authorized, issued and outstanding
    Additional capital                               1,235,009        1,222,345
    Retained earnings                                  555,190          509,161
                                                  ------------     ------------
      Total shareholder's equity                     1,790,200        1,731,507
                                                  ------------     ------------

                                                  $  5,529,845     $  4,923,578
                                                  ============     ============

See notes to condensed consolidated financial statements

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                     THREE MONTHS                     SIX MONTHS
                                                     ENDED JUNE 30,                  ENDED JUNE 30,
                                                     --------------                  --------------
                                                  1996           1995             1996           1995
REVENUES:
  Net sales                                 $    3,246,330 $     2,902,321 $    5,813,072  $     5,211,315
  Sales to affiliates                               87,666          49,823        128,119           98,311
                                            -------------- --------------- --------------  ---------------
                                                 3,333,996       2,952,144      5,941,191        5,309,626
  Equity in earnings (losses) of
    affiliates                                       6,956           6,685         15,336           17,130
  Other income (expense) - net                       (399)           (554)         (1,084)           2,350
                                            -------------  --------------  --------------  ---------------
                                                 3,340,553       2,958,275      5,955,443        5,329,106


COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
   (including purchases of $1,006,975,
    $882,413, $1,882,804 and $1,626,641
    from affiliates)                             3,228,540       2,849,693      5,750,391        5,087,184
  Selling, general and administrative
     expenses                                       33,280          38,868         76,408           72,964
  Interest expense, excluding capital
     lease                                          24,107          23,898         45,499           43,510
  Capital lease interest charge                      4,276           4,543          8,553            9,086
  Minority interest                                    780             410          1,530              816
                                            -------------- --------------- --------------  ---------------
                                                 3,290,983       2,917,412      5,882,381        5,213,560
                                            -------------- --------------- --------------  ---------------

  INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                          49,570          40,863         73,062          115,546

  INCOME TAXES                                      18,341          15,120         27,033           42,642
                                            -------------- --------------- --------------  ---------------


  INCOME BEFORE EXTRAORDINARY
    ITEM                                            31,229          25,743         46,029           72,904

  EXTRAORDINARY GAIN, early
    extinguishment of debt, net of related
    income taxes of $2,160                             ---             ---            ---            3,380
                                            -------------- --------------- --------------  ---------------

  NET INCOME                                $       31,229 $        25,743 $       46,029  $        76,284
                                            ============== =============== ==============  ===============

See notes to condensed consolidated financial statements

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                                           SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                              -----------------------------------
                                                                                     1996              1995
 CASH FLOWS FROM OPERATING ACTIVITIES                                         $      (80,042)    $         73,447
                                                                              --------------     ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (217,097)            (131,717)
    Proceeds from sales of property, plant and equipment                               2,990                  894
    Increase in restricted cash                                                      (14,520)              (9,251)
    Investments in LYONDELL-CITGO Refining Company Ltd.                              (77,404)            (146,118)
    Investment in subsidiary and advances to other affiliates                            ---              (47,805)
                                                                              --------------     ----------------
      Net cash used in investing activities                                         (306,031)            (333,997)
                                                                              --------------     ----------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from short-term bank loans                                           80,000               23,500
    Net borrowings on revolving bank loans                                           105,000              165,001
    Payments on term bank loan                                                       (14,706)                 ---
    Proceeds from master shelf agreement                                                 ---               25,000
    Proceeds from issuance of senior notes                                           199,699                  ---
    Proceeds from issuance of tax-exempt bonds                                        25,000               90,700
    Payments on tax-exempt bonds                                                         ---              (40,237)
    Payments of capital lease obligations                                             (5,308)              (4,715)
    (Repayments) borrowings on other debt                                             (3,571)               5,968
                                                                              --------------     ----------------

      Net cash provided by financing activities                                      386,114              265,217
                                                                              --------------     ----------------

 INCREASE IN CASH AND CASH EQUIVALENTS                                                    41                4,667

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       19,863               16,271
                                                                              --------------     ----------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $       19,904     $         20,938
                                                                              ==============     ================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest, net of amounts capitalized                                    $       52,631     $         53,432
                                                                              ==============     ================
      Income taxes, net of refunds of $3,449 and $3,682 in
         1996 and 1995                                                        $       21,628     $         34,759
                                                                              ==============     ================

 SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Noncash capital contribution from parent (PDV America)                    $       12,664     $            ---
                                                                              ==============     ================

See notes to condensed consolidated financial statements

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1995 and with respect to the interim three and six-month periods ended June 30, 1996 and 1995 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Reference is made to the audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 1995 and 1994 included in CITGO's General Form for Registration of Securities on Form 10, as amended, for additional information.

     Effective January 1, 1996, CITGO adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and the accounting for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the consolidated financial position or results of operations of CITGO.

     The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

2.   INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                                               JUNE 30,            DECEMBER 31,
                                                 1996                  1995
                                              (UNAUDITED)
                                                       (000'S OMITTED)
     Refined products                        $   715,893            $  588,696
     Crude Oil                                   190,216               149,414
     Materials and supplies                       46,292                47,165
                                             -----------            ----------
                                             $   952,401            $  785,275
                                             ===========            ==========

3.   LONG-TERM DEBT

                                                              JUNE 30,      DECEMBER 31,
                                                                1996           1995
                                                             (UNAUDITED)
                                                                 (000'S OMITTED)
Revolving bank loan                                        $     395,000   $     290,000
Term bank loan                                                   102,941         117,647
7.875% Senior Notes $200 million face amount due 2006            199,699             ---

Private Placement:
  8.75% Series A Senior Notes due 1998                            56,250          56,250
  9.03% Series B Senior Notes due 2001                           171,429         171,429
  9.30% Series C Senior Notes due 2006                           125,000         125,000

Master Shelf Agreement:
  8.55% Senior Notes due 2002                                     25,000          25,000
  8.68% Senior Notes due 2003                                     50,000          50,000
  7.29% Senior Notes due 2004                                     20,000          20,000
  8.59% Senior Notes due 2006                                     40,000          40,000
  8.94% Senior Notes due 2007                                     50,000          50,000
  7.17% Senior Notes due 2008                                     25,000          25,000
  7.22% Senior Notes due 2009                                     50,000          50,000

Tax Exempt Bonds:
  Pollution control revenue bonds due 2004                        15,800          15,800
  Port facilities revenue bonds due 2007                          11,800          11,800
  Louisiana wastewater facility revenue bonds due 2023             3,020           3,020
  Louisiana wastewater facility revenue bonds due 2024            20,000          20,000
  Louisiana wastewater facility revenue bonds due 2025            40,700          40,700
  Gulf Coast solid waste facility revenue bonds due 2025          50,000          50,000
  Gulf Coast solid waste facility revenue bonds due 2026          50,000          50,000
  Port of Corpus Christi sewage and solid waste disposal
      revenue bonds due 2026                                      25,000             ---


Cit-Con bank credit agreement                                     39,286          42,857
                                                           -------------   -------------

                                                               1,565,925       1,254,503
Less current portion of long-term debt                           (95,240)        (95,240)
                                                           -------------   -------------
                                                           $   1,470,685   $   1,159,263
                                                           =============   =============

     In March 1996, CITGO issued $25 million of Port of Corpus Christi Sewage and Solid Waste Disposal Revenue Bonds due in the year 2026.

     In April 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. The Company used the net proceeds from the sale of the notes for working capital and the repayment of borrowings under the Company's revolving credit facility. This repayment will not permanently reduce the Company's borrowing capacity thereunder. The Company may, in the future, borrow additional amounts under its revolving credit facility to fund capital expenditures, to fund working capital requirements or for other corporate purposes.

4.   COMMITMENTS AND CONTINGENCIES

     LITIGATION AND INJURY CLAIMS - Various lawsuits and claims in the ordinary course of business are pending against the Company. Included among these are (i) litigation with a contractor who is claiming additional compensation for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery; CITGO is seeking contractual penalties for nonperformance and breach of contract and also a determination that a portion of any damages awarded would be recoverable from a former owner;
     (ii) litigation against the State of Louisiana concerning a potential assessment to CITGO and other refiners of a use tax on petroleum coke which accumulates on catalyst during refining operations and a change to the calculation of the sales/use tax on fuel gas generated by refinery operations; and (iii) litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under Federal and State laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles, Louisiana refining complex; the plaintiffs have appealed the Court's denial of class certification. The Company is vigorously contesting such lawsuits and claims and believes that its positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts in excess of the Company's accruals, it is reasonably possible that such determinations could have a material adverse effect on the Company's results of operations in a given year. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Company, management of the Company believes that the ultimate resolution of these lawsuits and claims would not exceed the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Company by a material amount and, therefore, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     ENVIRONMENTAL COMPLIANCE AND REMEDIATION - The Company is subject to various Federal, state and local environmental laws and regulations which may require the Company to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Company or other parties. Management believes the Company is in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

     At June 30, 1996, the Company had $59 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various sites of the Company including, but not limited to, operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

     DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales.

     CITGO has only limited involvement with other derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized gain of $1.5 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

5.   RELATED PARTY TRANSACTIONS

     CITGO has various crude oil and feedstock supply agreements with subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"). Effective January 1, 1992, the supply agreements with respect to CITGO's Lake Charles, Corpus Christi and Paulsboro refineries were modified to reduce the price levels to be paid by CITGO by a fixed amount per barrel of crude oil purchased from PDVSA. Such reductions were intended to defray CITGO's costs of certain environmental compliance expenditures. This modification resulted in a decrease in the cost of crude oil purchased under these agreements of approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in the third quarter of 1995, PDVSA and CITGO agreed to adjust this modification so that the 1992 fixed amount per barrel would be reduced and the adjusted modification would not expire until December 31, 1999. The estimated impact of this adjustment is an increase in crude oil cost of $11 million per quarter and $45 million per year over what would otherwise have been payable. As a result of the adjustments to the original modification, crude costs for the first quarter and second quarter of 1996 increased approximately $11 million and $12 million, respectively, over such costs in the first quarter and second quarter of 1995. The Company anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by $25 million per year in 1997 through 1999, in each case without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the then current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements.

     CITGO and PDV America, Inc. are parties to a tax allocation agreement which is designed to provide PDV America, Inc. with sufficient cash to pay its consolidated income tax liabilities. In April 1996, $12.7 million due from CITGO to PDV America, Inc., under this tax allocation agreement for the tax years 1992 through 1994, was classified and accounted for as a contribution of capital. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement may be required to be paid to PDV America, Inc.

6.   SUBSEQUENT EVENT

     On July 25, 1996, CITGO issued $120 million of taxable environmental revenue bonds due in the year 2026. The bonds were issued with a variable rate that was 5.429% on the date of issuance. The proceeds were used for the repayment of borrowings under the Company's revolving credit facility. This repayment will not permanently reduce the Company's borrowing capacity thereunder. The Company may in the future borrow additional amounts under its revolving credit facility to fund capital expenditures, to fund working capital requirements or for other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the unaudited condensed consolidated financial statements of CITGO included elsewhere herein.

         Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies have little control over. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases, limiting their profits directly. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. Due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any quarter of a calendar year are not necessarily indicative of results to be expected for a full year. CITGO's consolidated operating results are affected by these industry factors and by Company-specific factors, such as the success of wholesale marketing programs and refinery operations.

         The earnings and cash flows of companies engaged in the refining and marketing business in the United States are primarily dependent upon producing and selling quantities of refined products at margins sufficient to cover fixed and variable costs. The refining and marketing business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals and related facilities. This business is also characterized by substantial fluctuations in variable costs, particularly costs of crude oil, feedstocks and blending components, and the prices realized for refined products. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of CITGO.

         In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows. CITGO purchases a significant amount of its crude oil requirements from PDVSA or subsidiaries thereof under long-term supply agreements (expiring in the years 2006 through 2013). These supply agreements are designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on crude oil supplied by PDVSA. This supply represented approximately two-thirds of the crude oil processed in refineries operated by CITGO in the six months ended June 30, 1996. However, CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. The sale of petrochemicals was a significant contributor to CITGO's income during 1995, but while still substantial, petrochemical profit margins have decreased significantly from 1995 levels during the six months ended June 30, 1996. Inflation was not a significant factor in the operations of CITGO during 1995 or during the first six months of 1996. As a result of these factors, the earnings and cash flows of CITGO may experience substantial fluctuations.

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues:

                                                CITGO SALES
                                       Quarter             Year-to-date             Quarter            Year-to-date
                                    Ended June 30,        Ended June 30,        Ended June 30,        Ended June 30,
                                 -------------------------------------------------------------------------------------
                                   1996        1995       1996       1995       1996       1995       1996       1995
                                 -------------------------------------------------------------------------------------
                                              ($ in millions)                               (MM gallons)
         Gasoline                $ 1,989    $ 1,902     $ 3,471   $ 3,314     2,902       2,961      5,411      5,551

         Jet fuel                    322        284         645       553       563         549      1,093      1,100
         Diesel/#2 fuel              595        327       1,048       659     1,021         656      1,815      1,356

         Petrochemicals,             200        216         389       420       343         344        677        656
          industrial products
          and other products
         Asphalt                      75         76         88         95       175         159        207        204
         Lubricants and waxes        114        100         215       188        58          51        110        100
                                 -------------------------------------------------------------------------------------
              Total refined      $ 3,295    $ 2,905     $ 5,856   $ 5,229     5,062       4,720      9,313      8,967
               product sales
         Other sales                  39         47          85        81
                                 -------------------------------------------------------------------------------------
              Total sales        $ 3,334    $ 2,952     $ 5,941   $ 5,310     5,062       4,720      9,313      8,967
                                 =====================================================================================

The following table summarizes CITGO's cost of sales and operating expenses:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                     Quarter                   Year-to-date
                                                                  Ended June 30,              Ended June 30,
                                                              -------------------        ---------------------
                                                                1996        1995            1996         1995
                                                              -------------------        ---------------------
                                                                 ($ in millions)              ($ in millions)
         Crude oil                                           $    765    $    712        $  1,382     $  1,252
         Refined products                                       2,016       1,707           3,394        2,891
         Intermediate feedstocks                                  228         214             426          435
         Refining and manufacturing costs                         206         189             401          364
         Other operating costs and expenses
              and inventory changes                                14          28             147          145
                                                              -------------------        ---------------------

              Total cost of sales and operating expenses      $ 3,229    $  2,850        $  5,750     $  5,087
                                                              ===================        =====================


         Sales increased $382 million, or approximately 13%, in the three-month period ended June 30, 1996, and by $631 million, or 12%, in the six-month period ended June 30, 1996 as compared to the same periods in 1995. Total sales volumes increased by 7% from 4,720 million gallons in the second quarter of 1995 to 5,062 million gallons in the second quarter of 1996, and increased by 4% from 8,967 million gallons in the first six months of 1995 to 9,313 million gallons in the first six months of 1996. The increase in volumes, coupled with increases in most product sales prices resulted in the strong increase in revenues.

         Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 12% in the second quarter of 1996 as compared to the second quarter of 1995, and increased by 11% in the first six months of 1996 as compared to the same period in 1995. Gasoline, jet fuel and diesel/#2 fuel, excluding bulk sales, had sales volume increases of 11%, 4% and 33%, respectively, in the second quarter of 1996, compared to the second quarter of 1995. For the six-month period ended June 30, 1996 versus the same period in 1995, gasoline, jet fuel and diesel/#2 fuel, excluding bulk sales, had sales volume increases of 11%, 2% and 22%, respectively. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 799 independently owned CITGO branded retail outlets since June 30, 1995, bringing the total number of CITGO branded retail outlets to 14,396 at June 30, 1996, (17 of which are owned by CITGO).

         Sales prices of gasoline, excluding bulk sales, have been higher in 1996 than in 1995. The average increase for the second quarter of 1996 over the second quarter of 1995 is 4 cents per gallon, or a 7% increase. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, increased 8 cents and 10 cents per gallon, respectively, or 15% and 19%, respectively, in the second quarter of 1996 as compared to the same period in 1995. For the six-month period ended

June 30, 1996 gasoline prices were approximately 7% higher, jet fuel prices were approximately 17% higher and diesel/#2 fuel prices were approximately 21% higher than for the same period in 1995.

         To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales decreased by $5 million, or less than 1%, from $758 million in the three-month period ended June 30, 1995 to $753 million in the same period in 1996, and by $117 million, or 9%, from $1,294 million in the six-month period ended June 30, 1995 to $1,177 million in the same period in 1996. The decrease in revenue is a result of a 5% decrease in volumes partially offset by a 4% increase in bulk sales prices between the quarters and a 15% decrease in volumes partially offset by a 7% increase in bulk sales prices between the six-month periods. Despite the decrease in overall bulk sales revenue, bulk sales revenue of diesel/#2 fuel increased by $159 million, or 109% for the second quarter ended June 30, 1996 and increased $201 million, or 74% for the six-month period ended June 30,1996 as compared to the same periods in 1995. The increase in diesel/#2 fuel bulk sales revenue is the result of an 80% increase in volumes combined with a 16% increase in sales prices between the quarters and a 49% increase in volumes combined with a 17% increase in bulk sales prices between the six-month periods.

         Petrochemicals and industrial products sales revenues decreased 19% and increased 7%, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, and decreased 22% and increased 11%, respectively, for the six months ended June 30, 1996 versus the six months ended June 30, 1995. The petrochemicals revenue decreases were the result of a 20% decrease in unit sales price, and a 1% decrease in volume for the second quarter of 1996 and a 22% decrease in unit sales price and a less than 1% decrease in volume for the six-month period ended June 30, 1996, as compared to the same periods in 1995. The industrial products revenue increases were the result of a 7% increase in unit sales price and a less than 1% increase in volumes for the second quarter of 1996 and a 5% increase in unit sales price and a 5% volume increase for the six-month period ended June 30, 1996, as compared to the same periods in 1995.

          Asphalt sales revenues in the second quarter of 1996 were $1 million lower while sales volumes were 10% higher, than in the same period in 1995, and sales revenues were $7 million lower, and sales volumes were 1% higher, in the first six months of 1996 as compared to the same period in 1995. Asphalt sales prices decreased 10% in the second quarter of 1996, and 7% in the first six months of 1996, from the same periods in 1995.

         Equity in earnings of affiliates increased by $0.3 million overall for the three-month period but decreased $1.8 million overall for the six-month period ended June 30, 1996 as compared to the same periods in 1995. For the second quarter periods, the increase was primarily due to the change in the equity in earnings of two affiliates. Equity in the earnings of Nelson Industrial Steam Company ("NISCO") increased by $2.5 million, from a loss of $2.6 million in the second quarter of 1995 to a loss of $0.1 million in the second quarter of 1996. Equity in the earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") decreased $1.7 million, from $2.6 million in the second quarter of 1995 to $0.9 million in the second quarter of 1996. For the first six months, the decrease in 1996 from 1995 was primarily due to a decrease in the equity in the earnings of LYONDELL-CITGO which decreased $2.9 million, from $7.3 million in the first six months of 1995 to $4.4 million in the first six months of 1996. This decrease was partially offset by an increase in the equity in earnings of NISCO of $1.0 million, from a loss of $3.3 million to a loss of $2.3 million in the six months ended June 30, 1995 as compared to 1996.

         Other income (expense) was $(1.1) million for the six-month period ended June 30, 1996 as compared to $2.4 million for the same period in 1995. The difference is primarily due to a $2.4 million gain on the termination of an interest rate swap agreement recognized in the first six months of 1995.

         Cost of sales and operating expenses increased by $379 million or 13%, in the quarter ended June 30, 1996, and increased $663 million or 13%, in the six-month period ended June 30, 1996, as compared to the same periods in 1995. Higher crude oil costs ( an increase from $712 million in the second quarter of 1995 to $765 million in the second quarter of 1996) resulted from a 7% increase in crude prices, and a 1% increase in crude oil volumes purchased. Crude oil costs increased from $1,252 million in the six-month period ended June 30, 1995 to $1,382 million in the first six months of 1996, the result of a 10% increase in crude prices, and a less than 1% increase in crude oil volumes purchased. Refined product purchases increased in 1996 as compared to the comparable periods in 1995 (up 18%, from $1,707 million to $2,016 million for the second quarter, and up 17%, from $2,891 million to $3,394 million, for the first six months). These increases resulted from increases in refined product purchase volumes (up 12% for the second quarter and 8% for the first six months of 1996 as compared to the same periods in 1995), and changes in prices (up 6% for the second quarter and 8% for the first six months of 1996 as compared to the same periods in 1995). Intermediate feedstock purchases increased to $228 million from $214 million in the second quarter of 1995, or an increase of 7%, but decreased to $426 million for the first six months of 1996 from $435 million for the first six months of 1995, or a decrease of 2%. Intermediate feedstock volumes purchased increased 5%, and prices increased 2% between the quarters ended June 30, 1995 and June 30, 1996. Intermediate feedstock volumes purchased decreased 6% and prices increased 4% between the six-month periods ended June 30, 1995 and June 30, 1996. Refining and manufacturing costs increased for both periods in 1996 as compared to 1995, 9% for the second quarter (from $189 million to $206 million), and 10% for the six-month period ended June 30 (from $364 million to $401 million). The increases in refining and manufacturing costs are due primarily to increased costs of purchased fuel and electricity at CITGO's Lake Charles and Corpus Christi refineries as well as the additional manufacturing costs related to the lubricants plant acquired in May 1995. Depreciation and amortization expense increased by $4 million, from $40 million to $44 million for the quarters ended June 30, 1995 and 1996, respectively, and by $8 million, from $80 million to $88 million for the six-month periods ended June 30, 1995 and 1996, respectively, due in both cases to increases in depreciation offset by decreases in turnaround amortization. Increased capital expenditures are expected to continue to result in increases in depreciation expense.

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 62% and 60% of total cost of sales and operating expenses for the second quarter and 59% and 57% for the first six months of 1996 and 1995, respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of CITGO which would impact the volume of refined products purchased.

         Commencing in the third quarter of 1995, certain deductible costs under certain of CITGO's supply agreements with subsidiaries of PDVSA were and will be deferred from 1995 and 1996 to the years 1997 through 1999. The estimated impact of this adjustment is an increase in crude oil cost of $11 million per quarter and $45 million per year over what would otherwise have been payable. As a result of this deferral, crude costs for the second quarter of 1996 increased approximately $12 million over such costs in the second quarter of 1995, and $22 million over such costs in the first six months of 1995. (See Note 5 to the Unaudited Condensed Consolidated Financial Statements). From 1997 through 1999, crude oil costs are estimated to decrease by approximately $25 million per year as a result of the deferral and without giving effect to other factors that may affect the price paid for crude oil under the supply agreements, effective January 1, 1992, between CITGO and PDVSA.

         The gross margin for the three-month period ended June 30, 1996 was $105 million, or 3.1%, compared to $102 million, or 3.5%, for the same period in 1995. The gross margin for the six-month period ended June 30, 1996 was $191 million, or 3.2%, compared to $222 million, or 4.2%, for the six-month period ended June 30, 1995. Gross margins in 1996 have been adversely affected by the scheduled modifications to the pricing provisions in the crude and feedstock supply agreements, the decline in petrochemical profitability and increased volumes of refined products purchased as a percentage of sales volume
(in each case, as discussed above).

         Selling, general and administrative expenses decreased in the second quarter of 1996 by 15%, from $39 million in the second quarter of 1995 to $33 million in the second quarter of 1996, and increased 4% from $73 million in the first six months of 1995 to $76 million in the same period in 1996. The decrease between the quarters is primarily due to the difference in focus of the Company's marketing programs in the respective quarters. The primary program in effect through March 1996 was designed to increase the number of branded outlets and improve CITGO's overall image. Accordingly, costs were and continue to be expensed as incurred. The program initiated in April 1996 primarily focuses on defending market share and increasing volumes sold to existing distributors by providing an incentive which is earned over time. The accounting for the new program recognizes the program expenses when the incentives are earned.

         Interest expense remained flat at $28 million for the second quarter ended June 30, 1996, and increased year-to-date by approximately $1 million, or 2% (from $53 million to $54 million), as compared to the same periods in 1995.

         Income taxes for each period reported were based on an effective tax rate of 37%.

         The net income of $76 million for the six-month period ended June 30, 1995 includes an after tax extraordinary gain of $3.4 million on the early extinguishment of certain tax-exempt debt.

LIQUIDITY AND CAPITAL RESOURCES

         For the six-month period ended June 30, 1996, the Company's consolidated net cash used in operating activities totaled approximately $80 million. Net income of $46 million and depreciation and amortization of $88 million were offset by net changes in other items of $(214) million. The more significant changes in other items included an increase in accounts receivable (including amounts due from affiliates) of $164 million, increases in inventory of $167 million and increases in prepaid expenses and other assets of $36 million, which were partially offset by increases in accounts payable (including amounts due to affiliates) of $122 million, increases in deferred taxes of $13 million and increase in other liabilities of $9 million. The increase in accounts receivable is due primarily to an increase in wholesale and credit card sales driven by increases in both sales volumes and sales prices. Crude oil and refined products inventories have increased from both year-end 1995 and the end of the first quarter of 1996. The increases are due to normal seasonal demand fluctuations for various products. The Company anticipates that inventory levels will be reduced to approximate December 31, 1995 levels by the end of 1996.

         Net cash used in investing activities of $306 million for the six-month period ended June 30, 1996 included capital expenditures of $217 million (compared to $132 million for the same period in 1995), additional investment in LYONDELL-CITGO of $77 million (compared to $146 million for the same period in 1995) and an increase in restricted cash of $15 million. Net cash provided by financing activities of $386 million for the six-month period ended June 30, 1996 included proceeds to CITGO of $80 million from short term borrowing facilities, additional proceeds during the period of $105 million on its revolving bank facility and proceeds of $25 million from a revenue bond issue. CITGO also received approximately $200 million from the public offering of a tranche of debt securities from the $600 million shelf registration statement filed with the Securities and Exchange Commission in April 1996. Funds received from these financing activities were partially offset by net repayments of $24 million on the Company's term note and other debt.

         As of June 30, 1996, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $280 million and $87 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. In July 1996, CITGO issued $120 million of taxable environmental revenue bonds due in the year 2026. The Company believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements. The Company believes that it is in material compliance with its obligations under its debt financing arrangements at June 30, 1996.

DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS

         CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales.

         CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates was an unrealized gain of $1.5 million. In connection with the determination of said fair market value, CITGO considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

         The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

NEW ACCOUNTING STANDARD

         Effective January 1, 1996, the Company adopted SFAS 121. SFAS 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and the accounting for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS 121 did not have a material effect on the consolidated financial position or results of operations of the Company.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

    (a)    Exhibits

           Exhibit No.               Description
           ----------                -----------
              27                     Financial Data Schedule

    (b)    Reports on Form 8 - K:

           No reports on Form 8 - K were filed during the quarter for which this report is filed

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CITGO PETROLEUM CORPORATION


Date:   August 14, 1996                      /s/ R. M. Bright
                                         ----------------------------
                                                R. M. Bright
                                                 Controller



Date:   August 14, 1996                      /s/ Steven R. Berlin
                                         ----------------------------
                                               Steven R. Berlin
                               Senior Vice President, Finance and Administration
                                             Chief Financial Officer

         INDEX TO EXHIBITS


27     Financial Data Schedule