Form 10-Q
period 1996-09-30
CITGO PETROLEUM CORP
filed 1996-11-14
CIK 1011746

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly period Ended  September 30, 1996
                                             ------------------

                                     OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________


Commission file number 1-14380
                       -------


                         CITGO PETROLEUM CORPORATION
                         ---------------------------
           (Exact name of registrant as specified in its charter)


        DELAWARE                                          73-1173881
        --------                                          ----------
  (State or other jurisdiction of         (I. R. S. Employer Identification No.)
   incorporation or organization)

      ONE WARREN PLACE, 6100 SOUTH YALE AVENUE, TULSA, OKLAHOMA  74136
      ----------------------------------------------------------------
        (Address of principal executive office)            (Zip Code)


                               (918) 495-4000
                               --------------
            (Registrant's telephone number, including area code)


                                    N. A.
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
      for the past 90 days.     Yes   X     No  ___

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Common Stock, $1.00 par value                   1,000
         -----------------------------                   -----
                  (Class)                    (outstanding at October 31, 1996)

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                 PAGE
                                                                                                 ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS......................................................2

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - September 30, 1996 and December 31, 1995........3

          Condensed Consolidated Statements of Income - Three-Month Periods Ended
            September 30, 1996 and 1995 and Nine-Month Periods Ended September 30,
                   1996 and 1995..................................................................4

          Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended
            September 30, 1996 and 1995...........................................................5

          Notes to the Condensed Consolidated Financial Statements............................. 6 - 10

 Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................................11 - 18

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K......................................................... 19

SIGNATURES....................................................................................... 20

                 FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 31E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although CITGO believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                SEPTEMBER 30,       DECEMBER 31,
                                                     1996                 1995
                                                 (UNAUDITED)
                                                --------------      -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                     $     23,506        $     19,863
  Accounts receivable                                926,320             817,990
  Due from affiliates                                 27,568              28,991
  Inventories                                        897,615             785,275
  Prepaid expenses and other                          65,913              30,199
                                                ------------        ------------
            Total current assets                   1,940,922           1,682,318

PROPERTY, PLANT AND EQUIPMENT - Net                2,704,882           2,491,849

RESTRICTED CASH                                       12,028               1,258

INVESTMENTS IN AFFILIATES                            757,593             650,360

OTHER ASSETS                                         127,235              97,793
                                                ------------        ------------
                                                $  5,542,660        $  4,923,578
                                                ============        ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                         $     86,000        $     25,000
  Accounts payable                                   473,531             438,172
  Payables to affiliates                             223,789             176,800
  Taxes other than income                            159,497             173,915
  Other                                              242,017             224,077
  Current portion of long-term debt                   95,240              95,240
  Current portion of capital lease obligation         11,150              10,557
                                                ------------        ------------

            Total current liabilities              1,291,224           1,143,761

LONG-TERM DEBT                                     1,466,554           1,159,263

CAPITAL LEASE OBLIGATION                             135,776             141,504

POSTRETIREMENT BENEFITS OTHER THAN                   179,523             167,905
PENSIONS

OTHER NONCURRENT LIABILITIES                         191,356             186,376

DEFERRED INCOME TAXES                                427,217             367,644

MINORITY INTEREST                                     27,071              25,618

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000                    1                   1
  shares authorized, issued and outstanding
  Additional capital                               1,235,009           1,222,345
  Retained earnings                                  588,929             509,161
                                                ------------        ------------
            Total shareholder's equity             1,823,939           1,731,507
                                                ------------        ------------

                                                $  5,542,660        $  4,923,578
                                                ============        ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          THREE MONTHS                         NINE MONTHS
                                                       ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                       -------------------                 -------------------
                                                     1996              1995              1996               1995
                                                     ----              ----              ----               ----
REVENUES:
  Net sales                                     $ 3,258,006        $ 2,649,238       $ 9,071,078       $ 7,860,553
  Sales to affiliates                                52,450             58,245           180,569           156,556
                                                -----------        -----------       -----------       -----------
                                                  3,310,456          2,707,483         9,251,647         8,017,109
  Equity in earnings (losses) of affiliates           3,891              8,696            19,227            25,826
  Other income (expense) - net                         (456)              (160)           (1,540)            2,190
                                                -----------        -----------       -----------       -----------
                                                  3,313,891          2,716,019         9,269,334         8,045,125

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses            3,186,413          2,596,525         8,936,804         7,683,709
   (including purchases of $960,193,
   $835,427,  $2,842,997  and
   $2,462,068 from affiliates)
  Selling, general and administrative
   expenses                                          44,562             42,084           120,970           115,048
  Interest expense, excluding capital lease          25,306             23,210            70,805            66,720
  Capital lease interest charge                       4,133              4,413            12,686            13,499
  Minority interest                                     (77)               443             1,453             1,259
                                                -----------        -----------       -----------       -----------

                                                  3,260,337          2,666,675         9,142,718         7,880,235
                                                -----------        -----------       -----------       -----------


INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                              53,554             49,344           126,616           164,890

INCOME TAXES                                         19,815             18,257            46,848            60,899
                                                -----------        -----------       -----------       -----------

INCOME BEFORE EXTRAORDI-
 NARY ITEM                                           33,739             31,087            79,768           103,991

EXTRAORDINARY GAIN, early
 extinguishment of debt, net of related
 income taxes of $2,160                                 -                  -                 -               3,380
                                                -----------        -----------       -----------       -----------

NET INCOME                                      $    33,739        $    31,087       $    79,768       $   107,371
                                                ===========        ===========       ===========       ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)


-------------------------------------------------------------------------------------------------------
                                                                                  NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                               -------------------
                                                                              1996              1995
                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES                                      $    73,055       $   190,651
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (318,343)         (207,839)
  Proceeds from sales of property, plant and equipment                          3,696               810
 (Increase) decrease in restricted cash                                       (10,770)           18,038
  Investments in LYONDELL-CITGO Refining Company Ltd.                        (106,361)         (147,768)
  Investment in subsidiary and advances to other affiliates                     -               (47,805)
                                                                          -----------       -----------
            Net cash used in investing activities                            (431,778)         (384,564)
                                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash infusion from parent                                                     -                15,000
  Net proceeds from short-term bank loans                                      61,000            65,000
  Net payments on revolving bank loans                                        (10,000)          (35,000)
  Payments on term bank loan                                                  (22,059)            -
  Proceeds from master shelf agreement                                          -               100,000
  Proceeds from issuance of senior notes                                      199,694           -
  Proceeds from issuance of taxable bonds                                     120,000           -
  Proceeds from issuance of tax-exempt bonds                                   25,000            90,700
  Payments on tax-exempt bonds                                                  -               (40,237)
  Payments of capital lease obligations                                        (5,912)           (4,780)
  (Repayments) borrowings on other debt                                        (5,357)            4,183
                                                                          -----------       -----------
            Net cash provided by financing activities                         362,366           194,866
                                                                          -----------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                           3,643               953

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 19,863            16,271
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    23,506       $    17,224
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                              $    73,857       $    67,430
                                                                          ===========       ===========
        Income taxes, net of refunds of $3,449 and $3,682
           in 1996 and 1995                                               $    27,635       $    44,033
                                                                          ===========       ===========


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

  Noncash capital contribution from parent (PDV America)                  $    12,664       $      -
                                                                          ===========       ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION
      The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1995 and with respect to the interim three and nine-month periods ended September 30, 1996 and 1995 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Reference is made to the audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 1995 and 1994 included in CITGO's General Form for Registration of Securities on Form 10, as amended, for additional information.

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

2.    INVENTORIES
      Inventories, primarily at LIFO, consist of the following:

                                         SEPTEMBER 30,     DECEMBER 31,
                                              1996             1995
                                          (UNAUDITED)
                                         --------------   ---------------
                                                 (000'S OMITTED)
   Refined products                      $     700,083     $     588,696
   Crude oil                                   149,906           149,414
   Materials and supplies                       47,626            47,165
                                         -------------     -------------

                                         $     897,615     $     785,275
                                         =============     =============

3.    LONG-TERM DEBT

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                           1996               1995
                                                                        (UNAUDITED)
                                                                        ---------------------------------
                                                                                (000'S OMITTED)
          Revolving bank loan                                           $  280,000       $   290,000
          Term bank loan                                                    95,588           117,647
          7.875% Senior Notes $200 million face amount due 2006            199,707               -

          Private Placement:
            8.75% Series A Senior Notes due 1998                             56,250           56,250
            9.03% Series B Senior Notes due 2001                            171,429          171,429
            9.30% Series C Senior Notes due 2006                            125,000          125,000

          Master Shelf Agreement:
            8.55% Senior Notes due 2002                                      25,000           25,000
            8.68% Senior Notes due 2003                                      50,000           50,000
            7.29% Senior Notes due 2004                                      20,000           20,000
            8.59% Senior Notes due 2006                                      40,000           40,000
            8.94% Senior Notes due 2007                                      50,000           50,000
            7.17% Senior Notes due 2008                                      25,000           25,000
            7.22% Senior Notes due 2009                                      50,000           50,000

          Tax Exempt Bonds:
            Pollution control revenue bonds due 2004                         15,800           15,800
            Port facilities revenue bonds due 2007                           11,800           11,800
            Louisiana wastewater facility revenue bonds due 2023              3,020            3,020
            Louisiana wastewater facility revenue bonds due 2024             20,000           20,000
            Louisiana wastewater facility revenue bonds due 2025             40,700           40,700
            Gulf Coast solid waste facility revenue bonds due 2025           50,000           50,000
            Gulf Coast solid waste facility revenue bonds due 2026           50,000           50,000
            Port of Corpus Christi sewage and solid waste disposal
             revenue bonds due 2026                                          25,000             -

          Taxable Louisiana wastewater facility revenue
            bonds due 2026                                                  120,000             -

          Cit-Con bank credit agreement                                      37,500           42,857
                                                                        -----------      -----------
                                                                          1,561,794        1,254,503
          Less current portion of long-term debt                            (95,240)         (95,240)
                                                                        -----------      -----------
                                                                        $ 1,466,554      $ 1,159,263
                                                                        ===========      ===========




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

4.    COMMITMENTS AND CONTINGENCIES

      LITIGATION AND INJURY CLAIMS - Various lawsuits and claims in the ordinary course of business are pending against the Company. Included among these are: (i) litigation with a contractor who is claiming additional compensation for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery; CITGO is seeking contractual penalties for nonperformance and breach of contract and also a determination that a portion of any damages awarded would be recoverable from a former owner; a trial is scheduled for March 1997 concerning the nonperformance and breach of contract issues; (ii) litigation against the State of Louisiana concerning a potential assessment to CITGO and other refiners of a use tax on petroleum coke which accumulates on catalyst during refining operations and a change to the calculation of the sales/use tax on fuel gas generated by refinery operations; a Louisiana Supreme Court decision on a similar industry case is expected by December 31, 1996; and (iii) litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under Federal and State laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles, Louisiana refining complex; the plaintiffs have appealed the Court's denial of class certification; the initial trials on this litigation are scheduled for March 1997. The Company is vigorously contesting or pursuing, as applicable, such lawsuits and claims and believes that its positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted above, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts in excess of the Company's accruals, it is reasonably possible that such determinations could have a material adverse effect on the Company's results of operations in a given year. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Company, management of the Company believes that the ultimate resolution of these lawsuits and claims would not exceed the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Company by a material amount and, therefore, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

      At September 30, 1996, the Company had $58 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various sites of the Company including, but not limited to, operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

      RECENT DEVELOPMENTS RELATING TO ENVIRONMENTAL COMPLIANCE - Recent developments relating to environmental compliance and remediation matters include the following: (i) During late 1993 and 1994, CITGO Asphalt Refining Company ("CARCO") received two Notices of Violation and two Compliance Orders from the U.S. Environmental Protection Agency ("EPA") related to the operations of certain units at CARCO's Paulsboro, New Jersey asphalt refinery. CARCO disagreed with those allegations, but entered into a consent decree with the EPA that settles this matter for $1,230,000 in October 1996. In November 1996, the EPA filed the Consent Decree with the U.S. District Court, District of New Jersey for public comments and judicial approval. (ii) On September 30, 1996, CITGO received a Notice of Violation from the EPA, Washington, D.C., alleging ten violations of the Clean Air Act in the Chicago-Gary-Lake County, Illinois-Indiana-Wisconsin area, arising from the sale of gasoline that failed to meet the applicable minimum or maximum applicable oxygen content. The EPA has not yet proposed penalties but CITGO anticipates the proposed penalty could possibly exceed $100,000, but the Company does not expect that the actual amount of the penalties, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales.

      CITGO has only limited involvement with other derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized gain of $0.2 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

      The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

5.    RELATED PARTY TRANSACTIONS

      CITGO has various long-term crude oil and feedstock supply agreements with subsidiaries of Petroleos de Venezuela, S.A. ("PDVSA"). Effective January 1, 1992, the supply agreements with respect to CITGO's Lake Charles, Corpus Christi and Paulsboro refineries were modified to reduce the price levels to be paid by CITGO by a fixed amount per barrel of crude oil purchased from PDVSA. Such reductions were intended to defray CITGO's costs of certain environmental compliance expenditures. This modification resulted in a decrease in the cost of crude oil purchased under these agreements of approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in the third quarter of 1995, PDVSA and CITGO agreed to adjust this modification so that the 1992 fixed amount per barrel would be reduced and the adjusted modification would not expire until December 31, 1999. The impact of this adjustment is an increase in crude oil cost of $11 million for the quarter ended September 30, 1996 and $33 million for the nine months then ended over what would otherwise have been payable under the original 1992 modification. The Company anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by $25 million per year in 1997 through 1999, in each case without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the then current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the financial statements, notes and management's discussion contained in CITGO's General Form for Registration of Securities on Form 10, as amended, and the unaudited condensed consolidated financial statements of CITGO included elsewhere herein.

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

         In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows. CITGO purchases a significant amount of its crude oil requirements from PDVSA or subsidiaries thereof under long-term supply agreements (expiring in the years 2006 through 2013). These supply agreements are designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on crude oil supplied by PDVSA. This supply represented approximately two-thirds of the crude oil processed in refineries operated by CITGO in the nine months ended September 30, 1996. However, CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. Profit margins on sales of petrochemicals were a significant contributor to CITGO's income during 1995. While still substantial, petrochemical profit margins have decreased significantly from 1995 levels during the nine months ended September 30, 1996. Inflation was not a significant factor in the operations of CITGO during 1995 or during the first nine months of 1996. As a result of these factors, the earnings and cash flows of CITGO may experience substantial fluctuations.

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 1996 and 1995:


                                  CITGO SALES

                                              Three Months         Nine Months       Three Months       Nine Months
                                                 Ended               Ended              Ended              Ended
                                             September 30,        September 30,      September 30,      September 30,
                                            ----------------    ----------------    --------------    ----------------
                                             1996      1995      1996      1995     1996     1995      1996      1995
                                            ------    ------    ------    ------    -----    -----    ------    ------
                                                       ($ in millions)                        (MM gallons)
Gasoline                                    $1,959    $1,663    $5,430    $4,977    3,023    2,947     8,434     8,498
Jet fuel                                       396       285     1,041       838      634      556     1,727     1,656
Diesel/#2 fuel                                 496       324     1,544       983      817      664     2,632     2,020
Petrochemicals, industrial products
   and other products                          212       206       601       626      366      459     1,043     1,115
Asphalt                                         94        90       182       186      209      178       416       382
Lubricants and waxes                           111       112       326       300       56       58       166       158
                                            ------    ------    ------    ------    -----    -----    ------    ------
    Total refined product sales             $3,268    $2,680    $9,124    $7,910    5,105    4,862    14,418    13,829
Other sales                                     42        27       128       107
                                            ------    ------    ------    ------    -----    -----    ------    ------
    Total sales                             $3,310    $2,707    $9,252    $8,017    5,105    4,862    14,418    13,829
                                            ======    ======    ======    ======    =====    =====    ======    ======

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 1996 and 1995:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                    THREE MONTHS                    NINE MONTHS
                                                  ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                               -----------------------          ---------------------
                                                 1996           1995              1996         1995
                                               --------       --------          ---------   ---------
                                                    ($ in millions)                ($ in millions)
Crude oil                                      $    747       $    588          $   2,129   $   1,840
Refined products                                  1,829          1,393              5,224       4,284
Intermediate feedstocks                             250            253                676         687
Refining and manufacturing costs                    201            195                602         559
Other operating costs and expenses
  and inventory changes                             159            168                306         314
                                               --------       --------          ---------    --------
    Total cost of sales and operating
      expenses                                 $  3,186       $  2,597          $   8,937    $  7,684
                                               ========       ========          =========    ========

         Sales revenues and volumes. Sales increased $603 million, or approximately 22%, in the three-month period ended September 30, 1996, and by $1,235 million, or 15%, in the nine-month period ended September 30, 1996 as compared to the same periods in 1995. Total sales volumes increased by 5% from 4,862 million gallons in the third quarter of 1995 to 5,105 million gallons in the third quarter of 1996, and increased by 4% from 13,829 million gallons in the first nine months of 1995 to 14,418 million gallons in the first nine months of 1996. The increase in volumes, coupled with increases in most product sales prices resulted in the increase in revenues.

         Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 10% in the third quarter of 1996 as compared to the third quarter of 1995, and increased by 11% in the first nine months of 1996 as compared to the same period in 1995. Gasoline, jet fuel and diesel/#2 fuel , excluding bulk sales, had sales volume increases of 8%, 13% and 23%, respectively, in the third quarter of 1996, compared to the third quarter of 1995. For the nine-month period ended September 30, 1996 versus the same period in 1995, gasoline, jet fuel and diesel/#2 fuel, excluding bulk sales, had sales volume increases of 10%, 6% and 23%, respectively. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 808 independently owned CITGO branded retail outlets since September 30, 1995, bringing the total number of CITGO branded retail outlets to 14,572 at September 30, 1996 (17 of which are owned by CITGO).

         Sales prices of gasoline, excluding bulk sales, have been higher for the nine-month period ended September 30, 1996 as compared to the same period in 1995. The average increase for the third quarter of 1996 over the third quarter of 1995 is 9 cents per gallon, or a 15% increase. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, increased 11 cents and 12 cents per gallon, respectively, or 22% and 24%, respectively, in the third quarter of 1996 as compared to the same period in 1995. For the nine-month period ended September 30, 1996, gasoline prices were approximately 10% higher, jet fuel prices were approximately 18% higher and diesel/#2 fuel prices were approximately 22% higher than for the same period in 1995.

         To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales increased by $93 million, or 15%, from $619 million in the three-month period ended September 30, 1995 to $712 million in the same period in 1996, and decreased by $24 million, or 1%, from $1,913 million in the nine-month period ended September 30, 1995 to $1,889 million in the same period in 1996. The increase in revenue for the quarter ended September 30, 1996 is a result of a 16% increase in bulk sales prices partially offset by a less than 1% decrease in volumes between the quarters. The nine-month period decrease is due to a 10% decrease in volumes partially offset by a 10% increase in bulk sales prices between the nine-month periods. Despite the nine-month period decrease in overall bulk sales revenue, bulk sales revenue of diesel/#2 fuel increased by $76 million, or 52% for the third quarter ended September 30, 1996 and increased $277 million, or 67% for the nine-month period ended September 30,1996 as compared to the same periods in 1995. The increase in diesel/#2 fuel bulk sales revenue is the result of a 23% increase in volumes combined with a 24% increase in sales prices between the quarters and a 40% increase in volumes combined with a 19% increase in bulk sales prices between the nine-month periods.

         Petrochemicals and industrial products sales revenues increased 8% and decreased 2%, respectively, for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, and decreased 14% and increased 6%, respectively, for the nine months ended September 30, 1996 versus the nine months ended September 30, 1995. The petrochemicals revenue increase for the quarter was the result of a 10% increase in volume, offset by a 3% decrease in unit sales price and the decrease for the nine-month period was the result of a 17% decrease in unit sales price and a 2% increase in volume, as compared to the same periods in 1995. The industrial products revenue decrease was the result of an 11% increase in unit sales price and a 12% decrease in volumes for the third quarter of 1996 and the increase was the result of an 8% increase in unit sales price and a 2% volume decrease for the nine-month period ended September 30, 1996, as compared to the same periods in 1995.

          Asphalt sales revenues in the third quarter of 1996 were $4 million higher and sales volumes were 17% higher as compared to the same period in 1995, and sales revenues were $4 million lower, and sales volumes were 9% higher in the first nine months of 1996 as compared to the same period in 1995. Asphalt sales prices decreased 11% in the third quarter of 1996, and 9% in the first nine months of 1996, as compared to the same periods in 1995.

         Equity in earnings (losses) of affiliates. Equity in earnings of affiliates decreased by $4.8 million overall for the three-month period and decreased $6.6 million overall for the nine-month period ended September 30, 1996 as compared to the same periods in 1995. For the third quarter period, the decrease was primarily due to the change in the equity in earnings of two affiliates. Equity in the earnings of Nelson Industrial Steam Company ("NISCO") increased by $1.1 million, from a loss of $1.2 million in the third quarter of 1995 to a loss of $0.1 million in the third quarter of 1996. Equity in the earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") decreased $5.2 million, from $4.0 million in the third quarter of 1995 to a loss of $1.2 million in the third quarter of 1996. For the nine-month period, the decrease was primarily due to a decrease in the equity in the earnings of LYONDELL-CITGO which decreased $8.0 million, from

$11.2 million in the first nine months of 1995 to $3.2 million in the first nine months of 1996. This decrease is due primarily to a decline in refining margins on non-Venezuelan crude oil and declines in the profitability of petrochemicals and lubricants. The decrease was partially offset by an increase in the equity in earnings of NISCO of $2.0 million, from a loss of $4.4 million in the first nine months of 1995 to a loss of $2.4 million in the first nine months of 1996.

         As of September 30, 1996, LYONDELL-CITGO was not in compliance with a financial ratio covenant contained in LYONDELL-CITGO'S $450 million five-year term credit facility and its $70 million 360 day revolving working capital credit facility (together the "LCR Credit Facilities"). Effective as of November 13, 1996, the LCR Credit Facilities were amended for the period third quarter 1996 through June 30, 1997. As a result of these amendments, LYONDELL-CITGO is currently in compliance with the financial covenants in the LCR Credit Facilities.

         Other income (expense). Other income (expense) was $(1.5) million for the nine month period ended September 30, 1996 as compared to $2.2 million for the same period in 1995. The difference is primarily due to a $2.4 million gain on the termination of an interest rate swap agreement recognized in the first nine months of 1995.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $589 million or 23%, in the quarter ended September 30, 1996, and increased $1,253 million, or 16%, in the nine-month period ended September 30, 1996, as compared to the same periods in 1995. Higher crude oil costs (an increase from $588 million in the third quarter of 1995 to $747 million in the third quarter of 1996) resulted from a 22% increase in crude prices, and a 4% increase in crude oil volumes purchased. Crude oil costs increased from $1,840 million in the nine-month period ended September 30, 1995 to $2,129 million in the first nine months of 1996, the result of a 14% increase in crude prices, and a 1% increase in crude oil volumes purchased. Refined product purchases increased in 1996 as compared to the comparable periods in 1995 (up 31%, from $1,393 million to $1,829 million for the third quarter, and up 22%, from $4,284 million to $5,224 million, for the first nine months). These increases resulted from increases in refined product purchase volumes (up 15% for the third quarter and 10% for the first nine months of 1996 as compared to the same periods in 1995), and changes in prices (up 15% for the third quarter and 10% for the first nine months of 1996 as compared to the same periods in 1995). Intermediate feedstock purchases decreased to $250 million from $253 million in the third quarter of 1995, or a decrease of 1%, and decreased to $676 million for the first nine months of 1996 from $687 million for the first nine months of 1995, or a decrease of 2%. Intermediate feedstock volumes purchased decreased 22%, and prices increased 27% between the quarters ended September 30, 1995 and September 30, 1996. Intermediate feedstock volumes purchased decreased 13% and prices increased 13% between the nine-month periods ended September 30, 1995 and September 30, 1996. Refining and manufacturing costs increased for both periods in 1996 as compared to 1995, 3% for the third quarter (from $195 million to $201 million) and 8% for the nine-month period ended September 30 (from $559 million to $602 million). The increases in refining and manufacturing costs are due primarily to increased costs of purchased fuel and electricity at CITGO's Lake Charles and Corpus Christi refineries as well as the additional manufacturing costs related to the lubricants plant acquired in May 1995. Depreciation and amortization expense increased by $9 million, from $42 million to $51 million for the quarters ended September 30, 1995 and 1996, respectively, and by $18 million, from $122 million to $140 million for the nine-month periods ended September 30, 1995 and 1996, respectively, due in both cases to increases in depreciation and turnaround amortization. Increased capital expenditures are expected to continue to result in increases in depreciation expense.

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 57% and 54% of total cost of sales and operating expenses for the third quarters of 1996 and 1995 respectively, and 58% and 56% for the first nine months of 1996 and 1995, respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products.
However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of CITGO which would impact the volume of refined products purchased and profit margins.

         Commencing in the third quarter of 1995, certain deductible costs under certain of CITGO's supply agreements with subsidiaries of PDVSA were and will be deferred from 1995 and 1996 to the years 1997 through 1999. The estimated impact of this adjustment is an increase in crude oil cost of $11 million per quarter beginning in the third quarter of 1995 and $45 million for 1996 over what would otherwise have been payable. As a result of this deferral, crude costs for the first nine months of 1996 increased approximately $22 million over such costs in the first nine months of 1995. (See Note 5 to the Unaudited Condensed Consolidated Financial Statements). From 1997 through 1999, crude oil costs are estimated to decrease by approximately $25 million per year as a result of the deferral and without giving effect to other factors that may affect the price paid for crude oil under the supply agreements, effective January 1, 1992, between CITGO and PDVSA.

         Gross margin. The gross margin for the three-month period ended September 30, 1996 was $124 million, or 3.7%, compared to $111 million, or 4.1%, for the same period in 1995. The gross margin for the nine-month period ended September 30, 1996 was $315 million, or 3.4%, compared to $333 million, or 4.2%, for the nine-month period ended September 30, 1995. Gross margins in 1996 have been adversely affected by the scheduled modifications to the pricing provisions in the crude and feedstock supply agreements, the decline in petrochemical profitability, increased volumes of refined products purchased as a percentage of sales volume and increased costs of purchased fuel and electricity at the refineries (in each case, as discussed above).

         Selling, general and administrative expenses. Selling, general and administrative expenses increased in the third quarter of 1996 by 7%, from $42 million in the third quarter of 1995 to $45 million in the third quarter of 1996, and increased 5% from $115 million in the first nine months of 1995 to $121 million in the same period in 1996. The increase during the third quarter and the nine months ended September 30, 1996 is primarily due to increased marketing expenses in 1996 including the effect of the change in focus of the Company's marketing programs initiated in April 1996.

         Interest expense. Interest expense increased by approximately $1 million, or 4% (from $28 million to $29 million), for the third quarter ended September 30, 1996, and increased year-to-date by approximately $3 million, or 4% (from $80 million to $83 million), as compared to the same periods in 1995.

         Income taxes. Income taxes for each period reported were based on an effective tax rate of 37%.

         Net income. The net income of $107 million for the nine-month period ended September 30, 1995 includes an after tax extraordinary gain of $3.4 million on the early extinguishment of certain tax-exempt debt.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine-month period ended September 30, 1996, the Company's consolidated net cash provided by operating activities totaled approximately $73 million. Net income of $80 million and depreciation and amortization of $140 million were reduced by net changes in other items of $(147) million. The more significant changes in other items included an increase in accounts receivable (including amounts due from affiliates) of $116 million, increases in inventory of $112 million and increases in prepaid expenses and other assets of $62 million, which were partially offset by increases in accounts payable (including amounts due to affiliates) of $79 million, increases in deferred taxes of $18 million, increases in interest payable of $17 million and an increase in other liabilities of $13 million. The increase in accounts receivable is due primarily to an increase in credit card receivables and crude oil receivables. The increase in credit card receivables is primarily the result of an increase in the number of active accounts, higher gasoline prices and increased use of revolving credit. The increase in crude oil receivables is a result of an increase in crude oil sales volumes and prices. Refined products inventories have increased from year-end 1995 due to normal seasonal fluctuations for various products. The Company anticipates that inventory levels will be five to ten percent higher as compared to December 31, 1995 levels by the end of 1996.

         Net cash used in investing activities of $432 million for the nine-month period ended September 30, 1996 included capital expenditures of $318 million (compared to $208 million for the same period in 1995), additional investments in LYONDELL-CITGO of $106 million (compared to $148 million for the same period in 1995) and an increase in restricted cash of $11 million.

         Net cash provided by financing activities of $362 million for the nine-month period ended September 30, 1996 included proceeds to CITGO of $61 million from short term borrowing facilities, proceeds of $25 million from a tax-exempt revenue bond issue and proceeds of $120 million from a taxable revenue bond issue. CITGO also received approximately $200 million from the public offering of a tranche of debt securities from the $600 million shelf registration statement filed with the Securities and Exchange Commission in April 1996. Funds received from these financing activities were partially offset by net repayments of $43 million on the Company's term loan, revolving bank loans and other debt.

         As of September 30, 1996, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $395 million and $94 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Company believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements. The Company believes that it is in material compliance with its obligations under its debt financing arrangements at September 30, 1996.

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

         CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates was an unrealized gain of $0.2 million. In connection with the determination of said fair market value, CITGO considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

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

                         PART II.  OTHER INFORMATION

      ITEM 1.           LEGAL PROCEEDINGS

               For a description of certain recent developments relating to environmental compliance see Footnote 4 to the Condensed Consolidated Financial Statements (unaudited) for the Three and Nine-Month Periods Ended September 30, 1996 included in Part I hereof.

      ITEM 6.           EXHIBITS AND REPORTS ON FORM 8 - K

               (a)      Exhibits
                        --------

                        Exhibit No.                Description

                            27 Financial Data Schedule (filed electronically only).

               (b)      Reports on Form 8 - K:
                        ----------------------

                        No reports on Form 8 - K were filed during the quarter for which this report is filed

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CITGO PETROLEUM CORPORATION



      Date:   November 14, 1996            /s/ R. M. Bright
                                         ------------------------

                                         R. M. Bright

                                         Controller (Chief accounting officer)

                               INDEX TO EXHIBITS

Exhibit No.                Description
-----------                -----------
   27                      Financial Data Schedule