Form 10-K
period 1996-12-31
CITGO PETROLEUM CORP
filed 1997-03-28
CIK 1011746

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                         Commission file number 1-14380

                          CITGO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                        73-1173881
                         --------                                                        ----------
 (State or other jurisdiction of incorporation or organization)               (I. R. S. Employer Identification No.)

        ONE WARREN PLACE, 6100 SOUTH YALE AVENUE, TULSA, OKLAHOMA  74136
        ----------------------------------------------------------------
         (Address of principal executive office)            (Zip Code)

                                 (918) 495-4000
              (Registrant's telephone number, including area code)

                                     N. A.
            (Former name, former address and former fiscal year, if
                           changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

                  Title of Each Class                            Name of Each Exchange on Which Registered
                  -------------------                            -----------------------------------------
             7-7/8% Senior Notes, Due 2006                             New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

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

                               Yes   X     No  __

The registrant meets the conditions set forth in General Instruction (I)(1)(a)
      and (b) of Form 10-K and is therefore omitting (i) the information otherwise required by Item 601 of Regulation S-K relating to a list of subsidiaries of the registrant as permitted by General Instruction
      (I)(2)(b) and (ii) certain information otherwise required by Item
       11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c).

   Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K:
                                Not Applicable

   Aggregate market value of the voting stock held by non-affiliates of the registrant:  Not Applicable

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $1.00 par value                  1,000
    -----------------------------                  -----
                (Class)                 (outstanding at December 31, 1996)

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

CITGO PETROLEUM CORPORATION
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

TABLE OF CONTENTS

                                                                                                                     PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

PART I
   Items 1 and 2.  Business and Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3-17
   Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17-18
   Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .  18

PART II
   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . .  18
   Item 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18-19
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . 20-29
   Item 8.    Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . .  29

PART III
   Item 10.   Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . 30-32
   Item 11.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
   Item 12.   Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . .  32
   Item 13.   Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . 33-34

PART IV
   Item 14.   Exhibits, Financial Statements and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . 35-37

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the captions "Item 1 and 2 - Business and Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although CITGO believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                                     PART I

                    ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW

         CITGO Petroleum Corporation ("CITGO") is a direct wholly-owned operating subsidiary of PDV America, Inc. ("PDV America"), the holding company for the U.S. operations of Petroleos de Venezuela, S.A. ("PDVSA", which may also be used herein to refer to one or more of its subsidiaries), the national oil company of the Republic of Venezuela. CITGO and its subsidiaries are engaged in the refining, marketing and transportation of petroleum products including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains.

         CITGO's aggregate net interest in rated crude oil refining capacity is 606 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which CITGO holds an interest and CITGO's share of such capacity.


                            CITGO REFINING CAPACITY

                                                         TOTAL            NET
                                                         RATED           CITGO
                                                         CRUDE          OWNERSHIP
                                             CITGO      REFINING       IN REFINING
                           OWNER           INTEREST     CAPACITY        CAPACITY
                           -----           ---------------------------------------
                                              (%)        (MBPD)           (MBPD)
REFINERY INTERESTS HELD
 BY CITGO AS OF
 DECEMBER 31, 1996
 Lake Charles, LA          CITGO              100          320             320
 Corpus Christi, TX        CITGO              100          140             140
 Paulsboro, NJ             CITGO              100           84              84
 Savannah, GA              CITGO              100           28              28
 Houston, TX           LYONDELL-CITGO          13          265              34
                                                          ----------------------

TOTAL RATED REFINING
 CAPACITY AS OF
 DECEMBER 31, 1996                                         837              606
                                                          ======================

(1) Initial interest acquired on July 1, 1993. CITGO's interest in LYONDELL-CITGO at December 31, 1996 approximates 13%, which will increase to approximately 42% on April 1, 1997 in accordance with the agreements concerning such interest. CITGO has an option, for 18 months after the completion date and for an additional investment, to increase its participation interest up to a maximum of 50%. See "CITGO-Refining-LYONDELL-CITGO". See also "Factors Affecting Forward Looking Statements".

         The following table shows aggregate refined product sales (excluding lubricants and waxes) of CITGO for the three years in the period ended December 31, 1996.

                        CITGO REFINED PRODUCT SALES (1)

                           Year Ended December 31,      Year Ended December 31,
                          -----------------------------------------------------
                            1996     1995     1994      1996     1995     1994
                          -----------------------------------------------------
                               ($ in millions)               (MM gallons)
LIGHT FUELS
  Gasoline                $ 7,451   $6,367   $5,252    11,308   11,075    9,747
  Jet Fuel                  1,489    1,163    1,102     2,346    2,249    2,131
  Diesel/#2 fuel            2,312    1,356    1,491     3,728    2,730    3,067
ASPHALT                       257      238      194       569      503      506
INDUSTRIAL PRODUCTS AND
  PETROCHEMICALS              846      831      707     1,408    1,572    1,509
                          =====================================================
    Total                 $12,355   $9,955   $8,746    19,359   18,129   16,960
                          -----------------------------------------------------

(1) Includes all of CITGO (excluding lubricants and waxes) refined product sales.

         The following table shows CITGO's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 1996.

                         CITGO REFINERY PRODUCTION (1)

                                           Year Ended December 31,
                                ----------------------------------------------
                                  1996(2)          1995(3)          1994(4)
                                ----------------------------------------------
                                     (MBPD, except as otherwise indicated)
RATED REFINING CAPACITY (5)     606              604              601

REFINERY INPUT
  Crude oil                     488    80.3%     473    79.9%     474    78.7%
  Other feedstocks              120    19.7%     119    20.1%     128    21.3%
                                ----------------------------------------------
    Total                       608   100.0%     592   100.0%     602   100.0%
                                ==============================================

PRODUCT YIELD (6)
  Light fuels
    Gasoline                    269    44.0%     267    44.6%     279    45.8%
    Jet Fuel                     65    10.6%      61    10.2%      55     9.0%
    Diesel/#2 fuel              103    16.8%     101    16.9%     110    18.0%
  Asphalt                        34     5.6%      32     5.4%      30     4.9%
  Industrial products and
    petrochemicals              141    23.0%     137    22.9%     136    22.3%
                                ----------------------------------------------
    Total                       612   100.0%     598   100.0%     610   100.0%
                                ==============================================

UTILIZATION OF RATED REFINING
  CAPACITY                               81%              78%              79%

(1) Includes all of CITGO refinery production, except as otherwise noted.
(2) Includes a weighted average of 12.89% of the Houston refinery for 1996.
(3) Includes a weighted average of 11.45% of the Houston refinery for 1995.
(4) Includes a weighted average of 10.48% of the Houston refinery for 1994.
(5) At year end.
(6) Does not include Paulsboro Unit 1. See "CITGO-Refining-Paulsboro Refinery".

COMPETITIVE NATURE OF THE PETROLEUM REFINING BUSINESS

         The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual petroleum refining and marketing companies have little control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases, limiting their profits directly. The U.S. petroleum refining industry is also highly fragmented, with no company accounting for more than 10% of the total volume of gasoline sold in the U.S. market. Demand for crude oil and its products is largely driven by the health of local, and worldwide economies, although weather patterns and taxation relative to other energy sources also play significant parts. Generally, U.S. refiners compete for sales on the basis of price and brand image and, in some product areas, product quality.

         CITGO refines, markets and transports gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, refined waxes, asphalt and other refined products, and markets gasoline through over 14,000 CITGO branded independently owned and operated retail outlets located throughout the United States, primarily east of the Rocky Mountains. CITGO also markets jet fuel primarily to airline customers. A variety of lubricants and waxes are sold to independent distributors, mass marketers and industrial customers. Petrochemicals and industrial products are sold directly to various manufacturers and industrial companies throughout the United States. Asphalt is marketed primarily to independent paving contractors.

   Refining

         CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries. In addition, CITGO purchases light fuels from LYONDELL-CITGO Refining Company, Ltd. ("LYONDELL-CITGO"), in which it holds an interest.

         Lake Charles Refinery. The Lake Charles refinery, located in Lake Charles, Louisiana, was originally built in 1944 and since then has been continuously upgraded. Today it is a modern, complex, high conversion refinery and is the sixth largest in the United States. It has a rated refining capacity of 320 MBPD and is capable of processing large volumes of crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and, due to recent modifications, the new reformulated gasoline. The Lake Charles refinery has a Solomon Process Complexity Factor of 15.2 (as compared to an average of 12.6 for U.S. refineries in the most recently available Solomon Associates, Inc. survey).
The Solomon Process Complexity Rating is an industry measure of a refinery's ability to produce higher value-added products. A higher rating indicates a greater capability to produce such products.

         The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 1996.

                        LAKE CHARLES REFINERY PRODUCTION

                                                           YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                 1996             1995             1994
                                              -----------------------------------------------
                                                     (MBPD, except as otherwise indicated)
RATED REFINING CAPACITY(1)                    320              320              320

REFINERY INPUT
  Crude oil                                   274     85.1%    275     85.4%    274     83.0%
  Other feedstocks                             48     14.9%     47     14.6%     56     17.0%
                                              -----------------------------------------------
      Total                                   322    100.0%    322    100.0%    330    100.0%
                                              ===============================================

PRODUCT YIELD
  Light fuels
    Gasoline                                  164     50.3%    164     50.0%    169     50.0%
    Jet Fuel                                   62     19.0%     58     17.7%     52     15.4%
    diesel/#2 fuel                             38     11.7%     42     12.8%     50     14.8%
Petrochemicals and Industrial Products         62     19.0%     64     19.5%     67     19.8%
                                              -----------------------------------------------
      Total                                   326    100.0%    328    100.0%    338    100.0%
                                              ===============================================

UTILIZATION OF RATED REFINING CAPACITY                  86%              86%              86%

(1) At year end.

         Approximately 67%, 64% and 68% of the total crude runs at the Lake Charles refinery in the years 1996, 1995 and 1994, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. Due to the complex processing required to refine such crude oil, the Lake Charles refinery's economic crude oil throughput capacity is approximately 290 MBPD which is approximately 90% of its rated capacity of 320 MBPD.

         The Lake Charles refinery's Gulf Coast location provides it with access to crude oil deliveries from multiple sources. Imported crude oil and feedstocks supplies are delivered by ship directly to the Lake Charles refinery, and domestic crude oil supplies are delivered by pipeline and barge. In addition, the refinery is connected by pipelines to the Louisiana Offshore Oil Port ("LOOP") and to terminal facilities in the Houston area through which it can receive crude oil deliveries if the Lake Charles docks are temporarily inaccessible. For delivery of refined products, the refinery is connected through the Lake Charles Pipeline directly to the Colonial and Explorer Pipelines, which are the major refined product pipelines supplying the northeast and midwest regions of the United States, respectively. The refinery also uses adjacent terminals and docks, which provide access for ocean tankers and barges.

         The Lake Charles refinery's main petrochemical products are propylene and benzene. Propylene production was 5.0, 5.7 and 5.2 MBPD, and benzene production was 3.2, 4.1 and 3.8 MBPD, in each case for the years 1996, 1995 and 1994, respectively. Industrial products include sulphur, residual fuels and petroleum coke.

         Located adjacent to the Lake Charles refinery is a lubricants refinery operated by CITGO and owned by Cit-Con Oil Corporation, which is owned 65% by CITGO and 35% by Conoco, Inc. ("Conoco"). Primarily because of its specific design, the Cit-Con refinery produces extremely high quality oils and waxes, and is one of the few in the industry designed as a stand-alone lubricants refinery. Subsequent to enhancements made in 1995, the refinery currently has a rated capacity of 9.6 MBPD of base oils and 1.4 MBPD of wax, and is the seventh largest rated capacity paraffinic lubricants refinery in the United States. For the years 1996, 1995 and 1994, utilization at the Cit-Con refinery was 100%, 101%, and 110%, respectively, of its rated capacity. Feedstocks are supplied 65% from CITGO's Lake Charles refinery and 35% from Conoco's nearby refinery. Finished refined products are shared on the same pro rata basis by CITGO and Conoco. Conoco is a participant in a project to build a new refinery that will produce base oils. CITGO anticipates that such refinery will be more efficient than the Cit-Con refinery and, as a result, such new refinery may be able to produce base oils at a lower cost than those produced at the Cit-Con refinery. CITGO is reviewing the feasibility of improving the manufacturing efficiency of the Cit-Con refinery through technological improvements and cost reductions while continuing to evaluate various other responses to the expanded supply of base oils which are expected to be available in the Gulf Coast area when such new refinery is placed in service. See also "Factors Affecting Forward Looking Statements".

         Corpus Christi Refinery. The Corpus Christi refinery complex consists of the East and West Plants, located within five miles of each other in Corpus Christi, Texas. Construction began on the East Plant in 1937, and it was extensively reconstructed and modernized during the 1970's and 1980's. The West plant was completed in 1983. The Corpus Christi refinery is an efficient and highly complex facility, capable of processing high volumes of crude oil into a flexible slate of refined products, with a Solomon Process Complexity Factor of 15.8 (as compared to an average 12.6 for U.S. refineries in the most recently available Solomon Associates, Inc. survey).

         The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 1996.

                       CORPUS CHRISTI REFINERY PRODUCTION

                                           YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                                  1996              1995               1994
                              -------------------------------------------------
                                    (MBPD, except as otherwise indicated)
RATED REFINING CAPACITY (1)   140               140               140

REFINERY INPUT
  Crude oil                   133     66.8%     121     64.7%     128     66.3%
  Other feedstocks             66     33.2%      66     35.3%      65     33.7%
                              -------------------------------------------------
    Total                     199    100.0%     187    100.0%     193    100.0%
                              =================================================


PRODUCT YIELD
  Light Fuels
    Gasoline                   93     47.0%      90     48.4%      99     51.0%
    Diesel/#2 fuel             59     29.8%      53     28.5%      55     28.4%
  Petrochemicals and
    Industrial Products        46     23.2%      43     23.1%      40     20.6%
                              -------------------------------------------------
    Total                     198    100.0%     186    100.0%     194    100.0%
                              =================================================

UTILIZATION OF RATED
   REFINING CAPACITY                    95%               86%               91%


(1) At year end.

         Corpus Christi crude runs during 1996 consisted of 98% heavy sour Venezuelan crude. Due to the complex processing required to refine such heavy sour crude the refinery's economic crude oil throughput is approximately 130 MBPD, which is approximately 93% of its rated capacity of 140 MBPD.

         Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi.

         CITGO operates the West plant under a sublease agreement (the "Sublease") from Union Pacific Corporation ("Union Pacific"). The basic term of the Sublease ends on January 1, 2004, but CITGO may renew the Sublease for successive renewal terms through January 31, 2011. CITGO has the right to purchase the West Plant from Union Pacific at the end of the basic term, the end of any renewal term, or on January 31, 2011 at a nominal price.

         During the last several years, CITGO has increased the capacity of the Corpus Christi refinery to produce petrochemical products. The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, methyl tertiary butyl ether ("MTBE") and aromatics (including benzene, toluene, and xylene). The Company produces a significant quantity of cumene, an important petrochemical product used in the engineered plastics market. The production of xylene, a basic building block used in the manufacture of consumer plastics, allows the refinery to take advantage of its reforming capacity while staying within the new, more stringent gasoline specifications of the Clean Air Act Amendments of 1990.

         Paulsboro Refinery. The Paulsboro refinery, located in Paulsboro, New Jersey, is an asphalt refinery. The Paulsboro refinery consists of Unit I, with a rated capacity of 44 MBPD, and Unit II, with a rated capacity of 40 MBPD.

         Unit II, originally constructed in 1980 to produce asphalt from high sulphur, heavy crude oil high in naphthenic acid, is a combination atmospheric and vacuum distillation facility. The crude oil purchased by CITGO from PDVSA to supply Unit II's crude oil requirements is particularly well suited for the production of asphalt. Unit II produced an average of 20.5, 19.1 and 19.4 MBPD of asphalt in the years 1996, 1995, and 1994, respectively, which accounted for 58%, 58% and 57% of Unit II's total production in such years. The remaining Unit II production in 1996, 1995 and 1994 consisted of distillate products such as naphthas, marine diesel oil and vacuum gas oils, which in the aggregate averaged approximately 14.5, 13.7 and 14.9 MBPD, respectively in such years. Unit II crude oil runs were 35, 33 and 34 MBPD, or a utilization rate of 88%, 83% and 85%, in 1996, 1995, and 1994, respectively.

         Unit I was constructed in 1979 primarily to process low sulphur, light crude oil. The unit produces naphthas and diesel/#2 and #6 fuels. Unit I is run primarily when there is demand for toll processing of sweet crudes at attractive economics and to produce asphalt when a crude oil such as Boscan is available for running on this unit. Crude oil runs for third party processing in 1996, 1995 and 1994 averaged 0.0, 2.1 and 0.0 MBPD, respectively, representing processing utilization rates of 0%, 5% and 0%, respectively. In 1996 and 1995, 3.4 and 2.6 MBPD of crude oil was run on Unit I for CITGO's own account, producing 2.4 and 1.9 MBPD of asphalt and 0.9 and 0.8 MBPD of other products, respectively.

         Savannah Refinery. The Savannah Refinery, located near Savannah, Georgia, is an asphalt refinery. CITGO acquired the Savannah Refinery on April 30, 1993. The facility includes two crude distillation units, with a combined rated capacity of 28 MBPD. The primary crude oil run by the refinery is Boscan, a heavy Venezuelan crude oil that is rich in asphalt.

         The units produced an average of 11.4 MBPD of asphalt in the year ended December 31, 1996, which accounted for 76% of total production. An additional 3.7 MBPD of production included naphthas and light, medium and heavy gas oils. Total crude runs for the period were 15.1 MBPD, for a utilization rate of 54%.

         LYONDELL-CITGO. On July 1, 1993 subsidiaries of CITGO and Lyondell Petrochemical Company ("Lyondell") executed definitive agreements with respect to CITGO's investment in LYONDELL-CITGO, which owns and operates a sophisticated 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. Through December 31, 1996, CITGO had invested approximately $579 million (excluding reinvested earnings) in LYONDELL-CITGO. See "Consolidated Financial Statements of CITGO -- Note 3". As of December 31, 1996, LYONDELL-CITGO has spent approximately $1,073 million on a refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity and estimates expenditures to complete this project will total approximately $57 million to $67 million. This refinery enhancement project was completed at the end of 1996, with an in-service date of March 1, 1997, and is intended to increase the refinery's heavy crude oil high conversion capacity from approximately 135 MBPD of 22 degrees average API gravity crude oil to approximately 200 MBPD of 17 degrees average API gravity crude oil.

LYONDELL-CITGO has entered into a long-term crude oil supply agreement with PDVSA for the delivery of approximately 135 MBPD of crude oil which increased to 200 MBPD on March 1, 1997. In 1996, LYONDELL-CITGO purchased approximately 134 MBPD of crude oil from PDVSA pursuant to this supply agreement. LYONDELL-CITGO also purchases crude oil from third parties to supplement the PDVSA supplies. At December 31, 1996, CITGO had an approximate 13% participation interest in LYONDELL-CITGO, as defined by the agreements with Lyondell. CITGO's interest in LYONDELL-CITGO will increase with its investment in the capital improvement program described above and otherwise, up to approximately 42% at April 1, 1997 in accordance with the agreements concerning such interest. CITGO has an option, for 18 months after the completion date and for an additional investment, to increase its participation interest up to a maximum of 50%. CITGO purchases substantially all of the refined products, excluding petrochemicals, produced at the LYONDELL-CITGO refinery, thereby significantly reducing CITGO's need to purchase refined products from other sources to supply its distribution network. See "-Crude Oil and Refined Product Purchases". See also "Factors Affecting Forward Looking Statements".

    Crude Oil and Refined Product Purchases

         CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its branded distributors, CITGO purchases refined products, primarily gasoline, from other refiners, including LYONDELL-CITGO.

         Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 1996.

                           CITGO CRUDE OIL PURCHASES

                 Lake Charles, LA        Corpus Christi, TX           Paulsboro, NJ           Savannah, GA
               ------------------------------------------------------------------------------------------------
               1996    1995   1994      1996    1995    1994      1996    1995    1994     1996    1995    1994
               ------------------------------------------------------------------------------------------------
                     (MBPD)                    (MBPD)                   (MBPD)                   (MBPD)
PDVSA           142     150    129       130     122     128       39      35      36       17      14       12
PEMEX            44      33     63         0       0       0        0       0       0        0       0        0
Occidental       43      43     42         0       0       0        0       0       0        0       0        0
Other Sources    45      52     40         3       0       0        0       0       0        0       0        0
               ------------------------------------------------------------------------------------------------
   Total        274     278    274       133     122     128       39      35      36       17      14       12
               ================================================================================================




         CITGO's largest supplier of crude oil is PDVSA, and CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. See "Item 13 -- Certain Relationships and Related Transactions". The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 1996.

                  CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                    VOLUMES OF CRUDE
                                                      OIL PURCHASED
                            CONTRACT CRUDE         FOR THE YEAR ENDED
                             OIL VOLUME               DECEMBER 31,              CONTRACT
                         ------------------------------------------------      EXPIRATION
                         BASE   INCREMENTAL(1)   1996      1995      1994         DATE
                         ------------------------------------------------      ----------
                              (MBPD)                      (MBPD)                 (YEAR)
Lake Charles, LA          120       50            121(2)    125(2)    123(2)      2006
Corpus Christi, TX        130       --            130       122       128         2012
Paulsboro, NJ              30       --             34(2)     35        36         2010
Savannah, GA               12       --             11(2)     14        12         2013
Houston, TX(3)            135       --            134       136       135         2017

(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.

(2) Volumes purchased under the supply agreements do not equal purchases from PDVSA shown in the previous table as a result of spot purchases.

(3) CITGO acquired a participation interest in LYONDELL-CITGO, the owner of the Houston refinery, on July 1, 1993. In connection with such transaction, LYONDELL-CITGO entered into a long-term crude oil supply agreement with PDVSA that provided for delivery volumes of 135 MBPD until the completion of a refinery enhancement project at which time the delivery volumes increased to 200 MBPD.

         Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A. ("PDV Marina"), a wholly-owned subsidiary of PDVSA, or by other PDVSA subsidiaries. In 1996, 87% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by PDVSA subsidiaries.

         CITGO purchases additional crude oil under a 90-day evergreen agreement with an affiliate of Petroleos Mexicanos ("PEMEX"). CITGO's refineries are particularly well suited to refine PEMEX's Maya heavy, sour crude oil, which is similar in many respects to several types of Venezuelan crude oil. Effective January, 1995 the PEMEX crude contract was for 23 MBPD of Maya crude for the first six months of 1995 and 17 MBPD for the last six months of 1995. Effective January, 1996, PEMEX increased the crude contract to 27 MBPD of Maya crude which increased to 35 MBPD effective July, 1996. This contract also includes 8 MBPD of Olmeca, light sour crude for 1995 and 10 MBPD for 1996.

         CITGO is a party to a long-term contract with an affiliate of Occidental Petroleum Corporation ("Occidental") for the purchase of light, sweet crude oil to produce lubricants. Purchases under this contract, which expires on August 31, 1998, averaged 53 MBPD in 1996. CITGO also purchases sweet crude oil under long-standing relationships with numerous other domestic producers.

         Refined Product Purchases. Refined product purchases are required to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet demand of CITGO's marketing network. During 1996, CITGO's shortage in gasoline production approximated 319 MBPD. However, due to logistical needs, timing differences and product grade imbalances, CITGO purchased approximately 484 MBPD of gasoline and sold into the spot market, or to refined product traders or other refiners approximately 160 MBPD of gasoline. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 1996.

                        CITGO REFINED PRODUCT PURCHASES

                                              Year Ended December 31,
                                        ------------------------------------
                                        1996            1995            1994
                                        ------------------------------------
                                                       (MBPD)
LIGHT FUELS
  Gasoline                              484             471             380
  Jet Fuel                               92              87              89
  Diesel/#2 fuel                        153              90              98
                                        ------------------------------------
    Total                               729             648             567
                                        ====================================

         As of December 31, 1996, CITGO purchased substantially all of the refined products, excluding petrochemicals, produced at the LYONDELL-CITGO refinery under a long-term contract through the year 2017. LYONDELL-CITGO was a major supplier in 1996 providing 101 MBPD of gasoline, 47 MBPD of distillate and 25 MBPD of jet fuel. See "-Refining - LYONDELL-CITGO".

    Marketing

         CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, and lubricants and waxes. The following table shows revenue of each of these product categories for the three years in the period ended December 31, 1996.

                          CITGO REFINED PRODUCT SALES

                                        Year Ended December 31,
                        -------------------------------------------------------
                             ($ in millions, except as otherwise indicated)
LIGHT FUELS             $11,252    88.1%   $ 8,886      85.8%   $7,845    86.0%
PETROCHEMICALS,
  INDUSTRIAL PRODUCTS
  AND OTHER PRODUCTS        846     6.6%       831       8.0%      707     7.8%
ASPHALT                     257     2.0%       238       2.3%      194     2.1%
LUBRICANTS AND WAXES        426     3.3%       404       3.9%      370     4.1%
                        -------------------------------------------------------
    TOTAL               $12,781   100.0%   $10,359     100.0%   $9,116   100.0%
                        =======================================================

         Light Fuels. CITGO markets gasoline, jet fuel and other distillates through an extensive marketing network. The following table provides a breakdown of the sales made by type of product for the three years in the period ended December 31, 1996.



                             CITGO LIGHT FUEL SALES


                       Year Ended December 31,         Year Ended December 31,
                      -----------------------         -----------------------
                        1996    1995    1994           1996     1995    1994
                      -----------------------         -----------------------
                           ($ in millions)                   (MM gallons)

LIGHT FUELS
 Gasoline             $ 7,451  $6,367  $5,252          11,308  11,075   9,747
 Jet Fuel               1,489   1,163   1,102           2,346   2,249   2,131
 Diesel/#2 fuel         2,312   1,356   1,491           3,728   2,730   3,067
                      ------------------------        -----------------------
    Total             $11,252  $8,886  $7,845          17,382  16,054  14,945
                      ------------------------        -----------------------


         Gasoline sales accounted for 58%, 61% and 57% of CITGO's total revenues in the years 1996, 1995 and 1994, respectively. CITGO markets CITGO branded gasoline through over 14,000 independently owned and operated CITGO branded retail outlets (including 12,720 branded retail outlets owned and operated by approximately 790 independent distributors and 1,791 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. In addition, CITGO itself owns, operates or leases 17 retail outlets. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 49%, 53% and 60% of the volume of CITGO
branded gasoline sold in 1996, 1995 and 1994, respectively.   See "-Crude Oil
and Refined Product Purchases - Refined Product Purchases".

         CITGO's strategy is to enhance the value of the CITGO brand in order to obtain premium pricing for its products by appealing to consumer preference for quality petroleum products and services. This is accomplished through a commitment to quality, dependability and customer service to its independent distributors, which constitute CITGO's primary distribution channel. The number of independent distributor-owned or operated CITGO branded retail outlets has grown significantly since 1986 when there were approximately 7,000 independently owned and operated branded outlets, including 7-Eleven(TM) convenience stores, and has increased approximately 3%, 7% and 6% in 1996, 1995 and 1994, respectively. Customers have voted CITGO the top branded supplier in four successive biannual Supplier's Cup competitions, 1990, 1992, 1994 and 1996. This competition is sponsored by the Petroleum Marketers Association of America, an organization of independent refined products distributors.

         In 1994 CITGO began offering to their distributors a program to enhance their stations with new card reader pumps. These pumps allow customers to pay for their gasoline at the pumps with their credit cards instead of going into the stores to pay. As of December 31, 1996, approximately 3500 retail outlets had installed the card reader pumps.

         Sales to independent branded distributors typically are made under contracts that range from three to seven years. Sales to 7-Eleven(TM) convenience stores are made under a contract that extends through the year 2006. Under this contract, CITGO arranges all transportation and delivery of motor fuels and handles all product ordering. CITGO also acts as processing agent for the purpose of facilitating and implementing orders and purchases from third-party suppliers. CITGO receives a processing fee for such services.

         CITGO markets jet fuel directly to airline customers at 26 airports, including such major hub cities as Atlanta, Chicago, Dallas/Fort Worth, New York and Miami. Jet fuel sales to airline customers have increased approximately 6%, 2% and 18% in the years 1996, 1995 and 1994 respectively.
The volume increases in 1996, 1995 and 1994 were due to higher levels of purchases by existing customers and sales to new customers. Sales of bonded jet fuel, which are exempt from import duties as well as certain state and local taxes, have increased from 531 million gallons in 1994 (accounting for 29% of total jet fuel sales volume to airline customers) to 539 million gallons in 1996 (accounting for 27% of total jet fuel sales volume to airline customers).

         CITGO's diesel/#2 fuel marketing strategy is to obtain the best value for the products manufactured at the Lake Charles and Corpus Christi refineries, as well as those received from LYONDELL-CITGO. Growth in wholesale rack sales to distributors has been the primary focus of marketing efforts. Such efforts have resulted in increases in wholesale rack sales volume from approximately 1,179 million gallons in 1994 to approximately 1,561 million gallons in 1996. The remaining diesel/#2 fuel production is sold either in bulk through contract sales (primarily as heating oil in the Northeast) or on a spot basis.

         CITGO's delivery of light fuels to its customers is accomplished in part through 54 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 41 are wholly-owned by CITGO and 13 are jointly owned. CITGO's refined product terminals provide a total of nearly 24 million barrels of storage capacity. Thirteen of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO has active exchange relationships with over 290 other refined product terminals, providing flexibility and timely response to distribution needs. CITGO operates fleets of leased and owned trucks for delivery of refined products from the product terminals to retail stations.

         Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw materials for finished goods. Sulphur is sold to the U.S. and international fertilizer industry; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders and customers. The majority of CITGO's cumene production is sold to a joint venture phenol production plant in which CITGO is a limited partner. The phenol plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics.

         Asphalt. CITGO markets asphalt through 10 terminals located along the East Coast, from Savannah, Georgia to Albany, New York. Asphalt is sold primarily to independent contractors for use in the construction and resurfacing of roadways. Demand for asphalt in the Northeastern U.S. declines substantially in the winter months as a result of weather conditions.

         Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid. In April 1995, CITGO acquired Cato Oil & Grease Corporation ("Cato") for a purchase price of approximately $47 million.

         CITGO sells its finished lubricant products through three classes of trade: (i) independent distributors that specialize in lubricant sales (representing 68% of 1996 sales), (ii) mass merchandisers (representing 9% of 1996 sales) and (iii) directly to large industrial end users (representing 23% of 1996 sales). CITGO emphasizes sales to independent distributors in its lubricants marketing because of the higher margins realized from these sales. Large industrial end users include steel manufacturers for industrial lubricants and automobile manufacturers for "original equipment" quantities of automotive oils and fluids.

         CITGO markets the largest portion of its wax production as coating materials for the corrugated container industry. CITGO also provides wax for the manufacture of candles, drinking cups, waxed papers, and a variety of building and rubber products.

    Pipeline Operations

         CITGO owns and operates 884 miles of crude oil pipeline systems and approximately 1,100 miles of products pipeline systems. The crude oil pipelines provide CITGO with access to gathering systems throughout major production areas in Louisiana and Texas that provide the Lake Charles refinery with domestic crude oil to supplement waterborne deliveries. CITGO also has joint equity interests in three crude oil pipeline companies with a total of nearly 5,800 miles of pipeline plus equity interest in six refined product pipeline companies with a total of approximately 8,000 miles of pipeline. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States transporting gasoline, jet fuel and diesel/#2 fuel oil from the Gulf Coast to the mid-Atlantic and eastern seaboard states.

         In early 1997, CITGO sold approximately 520 miles of crude gathering/trunk lines in Texas and Louisiana.

    Employees

         CITGO and its subsidiaries have a total of approximately 4,900 employees, approximately 1,700 of whom are covered by 15 union contracts. Approximately 1,600 of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant blending and packaging plant and at other refined product terminals.


ENVIRONMENT AND SAFETY

     Environment

         Beginning in 1994, the U.S. refining industry was required to comply with stringent product specifications under the 1990 Clean Air Act ("CAA") Amendments for reformulated gasoline and low sulphur diesel fuel. These requirements necessitated additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. In addition, numerous other factors affect the Company's plans with respect to environmental compliance and related expenditures. See "Factors Affecting Forward Looking Statements".

         In addition, the Company is subject to various federal, state and local environmental laws and regulations which may require the Company to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Company or other parties. Management believes the Company is in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

         Pursuant to a 1992 agreement with a state agency CITGO has ceased usage of certain surface impoundments at the Lake Charles, Louisiana refinery in 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and a former owner agreed to share closure costs. Final closure of these impoundments is expected to be completed no earlier than 1998. Equipment to replace these impoundments required approximately $146 million of capital expenditures.

         CITGO is in litigation with the contractor who performed sludge removal and treatment work at one of the Lake Charles Refinery's surface impoundments. CITGO is seeking contractual penalties for non-performance and breach of contract, and is vigorously contesting claims and allegations for additional compensation from the contractor. The Company does not believe that this litigation will affect the remediation and closure of the impoundments. See "Item 3 - Legal Proceedings".

         Pursuant to New Jersey's Environmental Cleanup Responsibility Act ("ECRA"), CITGO has entered into administrative consent orders with the New Jersey Department of Environmental Protection and Energy to investigate and remediate three New Jersey properties.

         While CITGO is named as a potentially responsible party ("PRP") at a number of "Superfund" sites, pursuant to a 1992 agreement, OXY, USA Inc. and Occidental have agreed to indemnify CITGO with respect to Superfund damages where offsite hazardous waste disposal occurred prior to September 1, 1983. Based on publicly available information, CITGO believes that Occidental has the financial capability to fulfill all of its responsibilities under this agreement. Accordingly, CITGO believes that it's offsite liability exposure under the Federal Superfund and similar state laws is not material. In addition, under the 1992 agreement, CITGO assumed responsibility for certain other environmental contamination at certain terminal properties in return for cash payments and other agreements.

         During 1994 and 1995, CITGO Asphalt Refining Company ("CARCO") received two Notices of Violation ("NOV") and two Compliance Orders from the Environmental Protection Agency ("EPA") relating to the operation of certain units at the Paulsboro Refinery. A Consent Order resolving these issues was entered by a federal court in February, 1997. Under the terms of the Consent Order, CARCO paid a $1,230,000 penalty. The Consent Order will terminate January 30, 1998.

         On September 30, 1996, CITGO received an NOV from the EPA, Washington, D.C., alleging violations of the CAA in the Chicago-Gary-Lake County, Illinois-Indiana-Wisconsin area, arising from the sale of gasoline that failed to meet the applicable minimum or maximum oxygen content. The EPA has not yet proposed penalties, but CITGO anticipates the proposed penalty could possibly exceed $100,000. CITGO does not expect that such penalties will have a material adverse effect on its financial condition, results of operations or liquidity.

         CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. At December 31, 1996 and 1995, CITGO had $56 million and $60 million, respectively, of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, CITGO believes that these accruals are sufficient to address its environmental clean-up obligations.

         Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service stations and crude oil and petroleum storage terminals. The amount of such future expenditures, if any, is indeterminable.

         Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 1996, CITGO expended approximately $69 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $320 million for environmental and regulatory capital projects
over the five-year period 1997-2001.   These estimates may vary due to a
variety of factors. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital
Resources".   See also "Factors Affecting Forward Looking Statements".

     Safety

         Due to the nature of petroleum refining and distribution, CITGO is subject to stringent occupational health and safety laws and regulations.
CITGO maintains comprehensive safety, training and maintenance programs. CITGO believes that the company is in substantial compliance with occupational health and safety laws.



                          ITEM 3.   LEGAL PROCEEDINGS


         LITIGATION AND INJURY CLAIMS - Various lawsuits and claims arising in the ordinary course of business are pending against the Company. Included among these are: (i) litigation with a contractor who is claiming additional compensation of approximately $42 million, including interest and profits, for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery; CITGO is seeking contractual penalties for nonperformance and breach of contract and also a determination that a portion of any damages awarded would be recoverable from a former owner; a trial (previously scheduled for March 1997) is currently scheduled for 1998 concerning the nonperformance and breach of contract issues; and (ii) litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under Federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles, Louisiana refining complex; the plaintiffs seek injunctive relief and monetary damages; the plaintiffs have appealed the Court's denial of class certification; the initial trials relating to this litigation are currently scheduled for July 1997.

         In January 1997 the Louisiana Supreme Court ruled in favor of certain Louisiana refiners in an industry case regarding an assessment of a use tax on petroleum coke which accumulates on catalyst during refining operations and a change to the calculation of the sales/use tax on fuel gas generated by refinery operations. The Company believes that it has no further exposure to losses related to these matters.

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


                         ITEM 4. SUBMISSION OF MATTERS
                         TO A VOTE OF SECURITY HOLDERS


         Not Applicable.




                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS


         The Company's common stock is not publicly traded. All of the Company's common stock is held by PDV America, Inc. ("PDV America"), a Delaware company whose ultimate parent is PDVSA. The Company and PDV America are parties to a tax allocation agreement which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In April 1996, $12.7 million due from CITGO to PDV America under this tax allocation agreement for the tax years 1992 through 1994 was reclassified and accounted for as a contribution of capital. In December 1996, $0.8 million due from PDV America to CITGO under this tax allocation agreement for the 1995 tax year was reclassified and accounted for as a dividend.


                        ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical consolidated financial and operating data of CITGO as of the end of and for each of the five years in the period ended December 31, 1996. The following table should be read in conjunction with the consolidated financial statements of CITGO as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 included in Item 8. The audited consolidated financial statements of CITGO for each of the five years in the period ended December 31, 1996 have been prepared on the basis of United States generally accepted accounting principles. The consolidated financial statements of CITGO at December 31, 1994, 1993 and 1992 and for the years ended December 31, 1993 and 1992, not separately presented herein, have been audited by Deloitte & Touche LLP, independent auditors.

                                           YEAR ENDED DECEMBER 31,
                                --------------------------------------------
                                  1996    1995(2)    1994    1993(1)   1992
                                --------------------------------------------
INCOME STATEMENT DATA
  Sales                         $12,952   $10,522   $9,247   $9,107   $9,173
  Equity in earnings of
    affiliates                       21        34       29       30       25
  Net revenues                   12,969    10,553    9,269    9,134    9,192

  Income before extraordinary
    items and cumulative effect
    of accounting changes           127       136      191      162      120

  Extraordinary gain
    (charge)(3)                      -          4       (2)      -        -
  Cumulative effect of
    accounting changes(4)            -         -        (4)      -       (87)
  Net income                        127       140      185      162       33

RATIO OF EARNINGS TO FIXED
 CHARGES                           2.49x     2.76x    3.85x    3.71x    2.94x

BALANCE SHEET DATA
  Total assets                  $ 5,630   $ 4,924   $4,440   $3,866   $3,488
  Long-term debt (excluding
    current portion)(6)           1,599     1,301    1,160    1,074    1,227
  Total debt(7)                   1,759     1,432    1,283    1,121    1,244
  Shareholder's equity            1,870     1,732    1,577    1,350    1,004

---------
(1) Includes operations of the Savannah asphalt refinery since April 30, 1993.

(2) Includes operations of Cato Oil & Grease since May 1, 1995.

(3) Represents extraordinary gain (or charges) for the early extinguishment of debt (net of related income tax provision of $2 million and income tax benefit of $1 million) in 1995 and 1994, respectively.

(4) Represents the cumulative effect of the accounting change to Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Post-Employment Benefits" in 1994 (net of related income tax benefits of $3 million), and the cumulative effect of the accounting change to SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other than Pensions" in 1992 (net of related income tax benefits of $51 million).

(5) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.

(6) Includes long-term debt to third parties and capital lease obligations.

(7) Includes short-term bank loans, current portion of capital lease obligations and long-term debt, long-term debt and capital lease obligations.

                 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the consolidated financial statements of CITGO included elsewhere herein.

         Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases, limiting their profits directly. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. CITGO's consolidated operating results are affected by these industry-specific factors and by company-specific factors, such as the success of wholesale marketing programs and refinery operations.

         The earnings and cash flows of companies engaged in the refining and marketing business in the United States are primarily dependent upon producing and selling quantities of refined products at margins sufficient to cover fixed and variable costs. The refining and marketing business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals and related facilities. This business is also characterized by substantial fluctuations in variable costs, particularly costs of crude oil, feedstocks and blending components, and in the prices realized for refined products. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of CITGO.

         In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows. CITGO purchases a significant amount of its crude oil requirements from PDVSA under long-term supply agreements (expiring in the years 2006 through 2013). These supply agreements are designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on crude oil supplied by PDVSA. This supply represented approximately two-thirds of the crude oil processed in refineries operated by CITGO in the year ended December 31, 1996. However, CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 1996. As a result of these factors, the earnings and cash flows of CITGO may experience substantial fluctuations.

         Effective January, 1, 1992, the supply agreements between PDVSA and CITGO with respect to the Lake Charles, Corpus Christi and Paulsboro refineries were modified to reduce the price levels to be paid by CITGO by a fixed amount per barrel of crude oil purchased from PDVSA. Such reductions were intended to defray CITGO's costs of certain environmental compliance expenditures. This modification resulted in a decrease in the cost of crude oil purchased under these agreements of approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in 1995, PDVSA and CITGO agreed to adjust this modification so that the 1992 fixed amount per barrel would be reduced and the adjusted modification would not expire until December 31, 1999. The effect of this adjustment to the original modification was to increase the cost of crude oil purchased under these agreements by approximately $22 million and $44 million in 1995 and 1996, respectively, as compared to the amount that would otherwise have been payable thereunder based on the original modification (resulting in a net decrease of approximately $48 million and $26 million in 1995 and 1996, respectively, from the amount otherwise payable under the agreement prior to the 1992 original modification.) The Company anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by approximately $25 million per year in 1997 through 1999, in each case as compared to the original modification and without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements.

         The following table summarizes the sources of CITGO's sales revenue.

                                  CITGO SALES

                                                           YEAR                          YEAR
                                                     ENDED DECEMBER 31,           ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                 1996       1995      1994      1996      1995      1994
                                               ----------------------------------------------------------
                                                      ($ IN MILLIONS)                 (MM GALLONS)
Gasoline                                        $7,451     $6,367    $5,252    11,308    11,075     9,747
Jet fuel                                         1,489      1,163     1,102     2,346     2,249     2,131
Diesel/#2 fuel                                   2,312      1,356     1,491     3,728     2,730     3,067
Petrochemicals, industrial products
 and other Products                                846        831       707     1,408     1,572     1,509
Asphalt                                            257        238       194       569       503       506
Lubricants and waxes                               426        404       370       220       215       213
                                               ----------------------------------------------------------
    Total refined product sales                $12,781    $10,359    $9,116    19,579    18,344    17,173
Other sales                                        171        163       131
                                               ----------------------------------------------------------
    Total sales                                $12,952    $10,522    $9,247    19,579    18,344    17,173
                                               ==========================================================

         The following table summarizes CITGO's cost of sales and operating expenses.

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                              Year
                                                       Ended December 31,
                                                 ------------------------------
                                                  1996        1995        1994
                                                 ------------------------------
                                                        ($ in millions)
Crude oil                                        $ 3,053     $ 2,428     $2,180
Refined products                                   7,139       5,504      4,547
Intermediate feedstocks                            1,000         898        854
Refining and manufacturing costs                     801         755        725
Other operating costs and expenses and
   inventory changes                                 498         481        425
                                                 ------------------------------
   Total cost of sales and operating expenses    $12,491     $10,066     $8,731
                                                 ==============================

RESULTS OF OPERATIONS  --  1996 COMPARED TO 1995

         Sales revenues and volumes. Sales increased by $2,430 million, representing a 23% increase from 1995 to 1996. The increase was due to an increase in sales volumes of 7% and an average increase in sales prices of 16%. Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, were up 10% from 1995 to 1996 and their average unit price increased $0.10. Gasoline sales volumes increased primarily due to successful marketing efforts, including the net addition of approximately 470 new independently owned CITGO branded outlets since December 31, 1995. Petrochemical sales volume rose 14% from 1995 to 1996. This increase, combined with an average decrease in unit prices of $0.16, resulted in a 3% decrease in petrochemical sales revenue from 1995 to 1996. Industrial products sales volumes decreased 31% and average unit prices increased $0.02 for a 27% decrease in industrial products sales revenue from 1995 to 1996. Asphalt sales revenue increased 8% from 1995 to 1996. The increase was primarily due to increases in sales volumes. Lubricants and wax sales revenue increased 5% from 1995 to 1996 due to increases in both sales price and volume.

         Equity in earnings (losses) of affiliates. Equity in earnings of affiliates decreased by approximately $13 million, or 38% from $34 million in 1995 to $21 million in 1996. This decrease was due primarily to a $13 million decrease in equity earnings of LYONDELL-CITGO. Almost all of the shortfall in LYONDELL-CITGO's earnings was due to lower fuels margins, lower aromatics prices, higher natural gas prices, operating problems in the first half of the year and the impact of the expansion project startup on existing operations.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2,425 million, or 24% from 1995 to 1996. Higher crude oil purchases in 1996 as compared to 1995 resulted from a 22% increase in crude oil prices in 1996 as compared to 1995, or approximately $3.21 per barrel which includes approximately $0.13 per barrel related to the 1995 adjustments of the PDVSA crude and feedstock supply agreements discussed in the overview, and a 3% increase in volumes in 1996 as compared to 1995. Higher intermediate feedstock purchases were attributable to a 20% increase in prices, partially offset by 7% decrease in volumes purchased. Refinery production was higher in 1996 than 1995; however, due to the increased sales volumes mentioned above, refined product purchases increased 30%. The increase in refined product purchases includes a 13% increase in volumes and 15% higher refined product prices. The increases in refining and manufacturing costs are due primarily to increased costs of purchased fuel and electricity at CITGO's Lake Charles and Corpus Christi refineries as well as the additional manufacturing costs related to the lubricants plant acquired in May 1995.

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 52%, 55% and 57% of cost of sales for the years 1994, 1995 and 1996, respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates its purchased product requirements will continue to increase, in volume and as a percentage of refined products sold, in order to meet marketing demands, although in the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined
products purchased.   See also "Factors Affecting Forward Looking Statements".

         Gross margin. The gross margin for 1996 was $461 million, or 3.6%, compared to $456 million, or 4.3% for 1995. Gross margins in 1996 were adversely affected by refinery operations in the first quarter, the scheduled modifications to the pricing provisions in the crude and feedstock supply agreements, the decline in petrochemical profitability, increased volumes of refined products purchased as a percentage of sales volume and increased costs of purchased fuel and electricity at the refineries throughout the year (in each case, as discussed above).

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $4 million, or 2%, due primarily to increases in salaries and benefits and increased marketing expenses in 1996 including the effect of the change in focus of the Company's marketing programs initiated in April 1996. The primary program in effect through March 1996 was designed to increase the number of branded outlets and improve CITGO's overall image. Accordingly, costs were and continue to be expensed as incurred. The program initiated in April 1996 primarily focuses on defending market share and increasing volumes sold to existing distributors by providing an incentive which is earned over time. The accounting for the new program recognizes the program expenses when the incentives are earned.

         Interest expense. Interest expense increased $7.4 million from 1995 to 1996. The increase was primarily due to increased borrowings offset by a slightly lower weighted average interest rate on indebtedness.

         Income taxes. CITGO's provision for income taxes in 1996 was $70 million, representing an effective tax rate of 36%. In 1995, CITGO's provision for income taxes was $80 million, representing an effective tax rate of 37%.

         Net income. Net income was $127 million for 1996. Net income of $140 million for 1995 included an after-tax extraordinary gain of $3.4 million on early extinguishment of debt.


RESULTS OF OPERATIONS  --  1995 COMPARED TO 1994

         Sales revenues and volumes. Sales increased by $1,275 million, or 14%, from 1994 to 1995. The increase was due to higher sales volumes and a slight increase in market prices. Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, were up 8% from 1994 to 1995 and their average unit price increased $0.03. Gasoline sales volumes increased primarily due to successful marketing efforts, including the net addition of approximately 920 new independently-owned CITGO branded retail outlets since December 31, 1994. Petrochemical sales volume rose 3% from 1994 to 1995. This increase, combined with an average increase in unit prices of $0.14 resulted in a 19% increase in petrochemical sales revenue from 1994 to 1995. Industrial products sales volumes increased 14% and average unit prices increased, resulting in a 32% increase in industrial products sales revenue from 1994 to 1995. Asphalt sales increased 23% from 1994 to 1995. The increase was primarily due to increases in sales prices. Lubricants and wax sales increased 9% from 1994 to 1995 due to increases in sales prices.

         Equity in earnings (losses) of affiliates. Equity in earnings (losses) of affiliates increased by approximately $5 million, or 17%, from $29 million in 1994 to $34 million in 1995. This increase was due to increases in equity in earnings of joint interest pipelines and LYONDELL-CITGO of $2 million and $8 million, respectively, offset by a $6 million decrease in equity earnings of Nelson Industrial Steam Company ("NISCO"). The decrease in NISCO earnings in 1995 was attributable to higher interest costs in 1995 as a result of the NISCO debt refinancing in September 1994.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $1,335 million, or 15%, from 1994 to 1995. Higher crude oil costs in 1995 as compared to 1994, resulted from a 13% increase in crude oil prices in 1995 as compared to 1994, or approximately $1.74 per barrel which includes approximately $0.13 per barrel related to the 1995 adjustments of the PDVSA crude and feedstock supply agreements discussed in the overview, even though volumes were down 2%. Higher refined product costs in 1995 as compared to 1994 resulted from a 7% increase in refined product purchase prices and a 14% increase in purchased volumes. The increased purchased volumes were primarily due to increased sales to branded distributors.

         In the third quarter of 1995, CITGO entered into a contract with National Response Corporation ("NRC") for marine oil spill removal services capability and terminated its relationship with the previous provider of that service. While CITGO paid a cancellation fee of approximately $16 million in connection with such termination, which is included in cost of sales and operating expenses, management expects that its contract with NRC will result in cost savings. Also, a fire damaged an operating unit at CITGO's Corpus Christi refinery during the third quarter of 1995. There were no injuries. Property and business interruption insurance policies were in place and mitigated the losses. Approximately $6 million has been charged to cost of sales to cover, among other things, the deductible under property insurance policies. The fire did not materially affect the operations of CITGO.

         Gross margin. The gross margin for 1995 was $456 million, or 4.3%, compared to $516 million, or 5.6% for 1994. The 1995 gross margin percentage was adversely affected by the PDVSA agreement changes, the oil spill removal services termination fee, the Corpus Christi fire and increased volumes of refined product purchases as a percentage of sales volume.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $6 million, or 4%, due primarily to increases in marketing expenses partially offset by the amortization of unrecognized net gain on postretirement benefit obligations during 1995.

         Interest expense. Interest expense increased $30 million from 1994 to 1995. The increase was due to a decrease of the amount of interest capitalized for 1995 as compared to 1994 and an increase in the level of outstanding debt due to the acquisition of Cato and investments in LYONDELL-CITGO.

         Income taxes. CITGO's provision for income taxes in 1995 was $80 million, representing an effective tax rate of 37%. In 1994, CITGO's provision for income taxes was $110 million, representing an effective tax rate 37%.

         Net income. Net income of $140 million for 1995 included an after-tax extraordinary gain of $3.4 million on early extinguishment of debt. Net income of $185 million for 1994 included an after-tax charge of $4.5 million due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits", and an extraordinary after-tax charge of $1.6 million for the write-off of deferred loan fees and other costs related to early extinguishment of debt reported by NISCO.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1996, CITGO's net cash provided by operating activities totaled approximately $265 million, primarily reflecting $127 million of net income, $189 million of depreciation and amortization, and the net effect of other items of $(51) million. The more significant changes in other items included the increase in accounts receivable, including receivables from affiliates, of approximately $198 million, the increase in accounts payable and other current liabilities, including payables to affiliates, of approximately $225 million and the increase of other assets of approximately $84 million. The increase in accounts receivable is due primarily to an increase in crude oil receivables and credit card receivables. The increase in crude oil receivables is a result of an increase in crude oil sales volumes and prices. The increase in credit card receivables is primarily the result of an increase in the number of active accounts, higher gasoline prices and increased use of revolving credit. The increase in accounts payable is related primarily to purchases of domestic crude oil and refined products. The increase in payables to affiliates is the result of the timing of cargo shipments, higher crude oil costs and a specific year-end crude oil purchase related to CARCO's planned 1997 production. The increase of other assets is due primarily to refinery turnarounds.

         Net cash used in investing activities in 1996 totaled $585 million consisting primarily of capital expenditures of $438 million and investments in LYONDELL-CITGO of $143 million.

         During the same period, consolidated net cash provided from financing activities totaled approximately $326 million comprised primarily of proceeds of approximately $200 million from the issuance of senior notes, the issuance of $120 million in taxable revenue bonds, $60 million of net borrowings on revolving bank loans, $28 million net borrowings on short term bank loans, and $25 million in tax-exempt revenue bonds, less net repayments of $59 million on private placement senior notes and $29 million on a term loan.

         CITGO currently estimates that its capital expenditures for the years 1997 through 2001 will total approximately $1.6 billion, exclusive of investments in LYONDELL-CITGO. These include:



         CITGO ESTIMATED CAPITAL EXPENDITURES - 1997 THROUGH 2001 (1)


        Strategic                               $  880 million
        Maintenance                                400 million
        Regulatory/Environmental                   320 million
                                                --------------
        TOTAL                                   $1,600 million
                                                ==============

(1)  These estimates may change as future regulatory events unfold.  See
     "Factors Affecting Forward Looking Statements".


         In addition, as of December 31, 1996, CITGO was committed to make additional investments in LYONDELL-CITGO consisting of (i) $30 million at the in-service date of the refinery enhancement project, which is currently scheduled for early 1997, (ii) up to an additional approximately $10 million through the in-service date, and (iii) additional funding for operations in the event that the refinery enhancement project startup did not proceed as anticipated. In addition, CITGO is committed to fund up to $22 million for certain maintenance and environmental costs to the extent that such costs exceed certain estimates. CITGO expects to fund the Company's remaining commitment through cash generated from operations and available credit facilities.

         The LYONDELL-CITGO expansion project was completed at the end of 1996 and the in-service date was March 1, 1997. CITGO has made its additional investment of $30 million which was required at the in-service date.

         As of December 31, 1996, the Company and its subsidiaries had an aggregate of $1,617 million of indebtedness outstanding that matures on various dates through the year 2026. As of December 31, 1996, the Company's contractual commitments to make principal payments on this indebtedness were $148.2 million, $95.2 million and $426.5 million for 1997, 1998 and 1999, respectively. The Company's bank credit facility consists of an $88.2 million term loan, payable in quarterly installments of principal and interest through December 1999, and a $675 million revolving credit facility maturing in December 1999, of which $350 million was outstanding at December 31, 1996. Cit-Con has a separate credit agreement under which $35.7 million was outstanding at December 31, 1996. The Company's other principal indebtedness consists of (i) $199.7 million in senior notes issued in 1996, (ii) $260 million in outstanding principal amount of senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $294 million in outstanding principal amount of senior notes issued in 1991, (iv) $216.3 million in outstanding principal amount of obligations related to tax exempt bonds issued by various governmental units, and (v) $120 million in outstanding principal amount of obligations related to taxable bonds issued by a governmental unit. See Note 11 to Consolidated Financial Statements.

         As of December 31, 1996, capital resources available to CITGO include cash generated by operations, available borrowing capacity of $325 million under CITGO's revolving credit facility and $127 million in unused availability under uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financings will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time. See "Factors Affecting Forward Looking Statements".

         CITGO's debt instruments impose significant restrictions on CITGO's ability to incur additional debt, place liens on property and sell or acquire fixed assets and make restricted payments, including dividends.

         CITGO is a member of the PDV America, Inc. consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV America, Inc. which is designed to provide PDV America, Inc. with sufficient cash to pay its consolidated income tax liabilities. See Note 1 and Note 5 of the Notes to Consolidated Financial Statements included in Item 14a.

DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS

         The Company enters into petroleum futures contracts primarily to reduce the Company's inventory exposure to price risk. The Company also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and although usually settled in cash, can be settled through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to price movements of crude oil and refined products. In order for a transaction to qualify as a hedge, the Company requires that the item to be hedged exposes the Company to price risk and that the commodity contract reduce that risk and be designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and, generally, the Company relies on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts which qualify as hedges are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of futures and option positions which are not hedges are recorded as gains or losses in the period in which they occur.

         Since the contracts described above generally qualify for hedge accounting and correlate to price movements of crude oil and refined products gains or losses resulting from market changes in these contracts generally will be offset by losses or gains on CITGO's hedged inventory or future purchases and sales. The Company's derivative commodity activity is closely monitored by management. Contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1996 and 1995 and the effects on cost of sales and pretax earnings for 1996, 1995 and 1994 were not material. At times, the Company enters into commodity futures and option agreements that are not related to the hedging program discussed above. This activity and its results were not material in 1996, 1995 or 1994.

         The Company from time to time enters into other over-the-counter derivative commodity agreements. No premiums are required for these agreements. Gains and losses under these agreements, which primarily fix margins on anticipated sales, are accrued as receivables or payables and as adjustments of the carrying amount of inventories. The amounts are recognized in income through cost of sales when the related petroleum products are sold, unless an earlier write-down is required to recognize anticipated nonrecovery of deferred amounts. At December 31, 1996 and 1995, CITGO had no such agreements in place. At December 31, 1993, the Company had one turbine fuel price collar in effect which effectively established a ceiling and floor price for 52 thousand barrels of turbine fuel sales per month. The agreement expired in August 1994.

         CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities.

         CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. Premiums paid for purchased interest rate swap and cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets. The interest rate differentials received or paid by the Company related to these agreements are recognized as adjustments to interest expense over the term of the agreements. Gains or losses on terminated swap agreements are either amortized over the original term of the swap agreement if the hedged borrowings remain in place or are recognized immediately if the hedged borrowings are no longer held.

         CITGO has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                        CITGO INTEREST RATE SWAP AGREEMENTS

                                                        Notional Principal Amount
                        Expiration      Fixed Rate      -------------------------
Variable Rate Index        Date            Paid            1996            1995
-------------------     ----------      ----------         ----            ----
                                                              (000's Omitted)

One-month LIBOR         September 1998     4.85%        $ 25,000       $ 25,000
One-month LIBOR         November 1988      5.09%          25,000         25,000
One-month LIBOR         May 2000           6.28%          25,000         25,000
J.J. Kenny              May 2000           4.72%          25,000         25,000
J.J. Kenny              February 2005      5.30%          12,000         12,000
J.J. Kenny              February 2005      5.27%          15,000         15,000
J.J. Kenny              February 2005      5.49%          15,000         15,000
                                                        -------------------------
                                                        $142,000       $142,000
                                                        =========================


        The fair value of the interest rate swap agreements in place at December 31, 1996, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1.1 million. In connection with the determination of said fair market value, CITGO considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

         Interest expense includes $1.1 million, $0.1 million, and $0.4 million in 1996, 1995 and 1994, respectively, related to interest paid on these agreements. During 1995, the Company converted $25 million of variable rate debt to fixed rate borrowings and terminated the interest rate swap agreement matched to the variable rate debt. Other income in 1995 included a $2.4 million gain related to the termination of this interest rate swap agreement. There were no transactions of this type in 1996.

         During 1995, the Company entered into a 9 percent interest cap agreement with a notional amount of $25 million, a reference rate of three-month LIBOR and an expiration date of February, 1997. Other interest rate cap agreements to which the Company was a party expired in November, 1994. The effect of these agreements was not material in 1996, 1995 or 1994.

         Neither CITGO nor the counterparties are required to collateralize their obligations under these derivative commodity and financial instruments. CITGO is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off-balance-sheet credit risk of accounting loss for the notional amounts. CITGO does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions at December 31, 1996.

NEW ACCOUNTING STANDARD

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and the accounting for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS No.121 did not have a material effect on the consolidated financial position or results of operations of the Company.



              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 14a of this report. The Quarterly results of Operations are reported in Note 17 of the Notes to Consolidated Financial Statements included in Item 14a.



                     ITEM 9.  CHANGES IN AND DISAGREEMENTS
            WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of CITGO are as follows:

NAME                              AGE                               POSITION
----                              ---                               --------
Luis Urdaneta                     55                        Chairman of the Board and Director
Ralph S. Cunningham               56                        President, Chief Executive Officer and
                                                               Director
Roberto V. Mandini                56                        Executive Vice President and Director
William J. Beckert                54                        Senior Vice President, Operations
Lawrence H. Brittain, Jr.         62                        Senior Vice President, Marketing, Light
                                                               Oils and Lubricants
Eduardo Lopez Quevedo             56                        Director
Remigio Fernandez                 61                        Director

         Directors are elected to serve until their successors are dully elected and qualified. Executive officers are appointed by and serve at the discretion of the Board of Directors.

         The only standing committee of the Company's Board of Directors is the Audit Committee. The Audit Committee is comprised of Messrs. Lopez Quevedo, Fernandez and Mandini.

         Set forth below are the biographies of each of the Company's directors and executive officers.

         Luis Urdaneta, Chairman of the Board and Director. Mr. Urdaneta has been a Vice President of PDVSA since March 1994. Prior to such time, he was a Vice President of Lagoven, a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from February 1992 to February 1994; the President of Carbozulia, the coal subsidiary of PDVSA from 1986 to 1992; a Director of Pequiven, the petrochemical subsidiary of PDVSA from January 1985 to 1986; a Director of Intevep, the research and development subsidiary of PDVSA from January 1985 to 1986; a Director of Bariven, a subsidiary of PDVSA engaged in materials purchasing for U.S. and European operations, from January 1985 to 1986; the General Refining Manager of Lagoven, a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, in 1984; and the Manager of Amuay Refinery, from 1981 to 1983.

         Ralph S. Cunningham, President, Chief Executive Officer and Director. Mr. Cunningham has been President and Chief Executive Officer since May 1, 1995. Prior to such time, he was Vice Chairman of Huntsman Corporation (a privately held petrochemical company headquartered in Houston, Texas) from 1994 to 1995, President of Texaco Chemical Company from 1990 to 1994, Chairman and Chief Executive Officer of Clark Oil & Refining Corporation from 1989 to 1990, President of Tenneco Oil Processing & Marketing from 1982 to 1989 and Executive Vice President of Tenneco Oil Processing & Marketing from 1980 to 1982. Mr. Cunningham is a Director of Bank of Oklahoma, N.A., Enterprise Products Company (a natural gas liquids service business), Huntsman Corporation, International Technology corporation (an environmental waste management company), and Sherritt, Inc. (a fertilizer production company).

         Roberto V. Mandini, Executive Vice President and Director. Mr. Mandini has been Executive Vice President since January 1995. Prior to such time, he was Chief Executive Officer and Chairman of the Board of Directors of Corpoven S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from December 1986 to December 1994. Mr. Mandini was also Executive Vice President of Corpoven S.A. from June 1986 to December 1986, Executive Vice President of Meneven S.A., a company that was merged into Corpoven in 1986, from January 1985 to June 1986, a member of the Board of Directors of Lagoven S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from 1981 to 1985, and Producing Function Coordinator with PDVSA from 1980 to 1981.

         William J. Beckert, Senior Vice President, Operations. Mr. Beckert has been Senior Vice President, Operations since December 1994, with responsibility for the Lake Charles Manufacturing Complex, Corpus Christi Refinery, Petrochemicals, Supply and Logistics, Asphalt Business Unit, Refinery Coordination, Industrial Products, Corporate Planning and Economics, and Health, Safety and Environmental. Prior to such time, he was Vice President, Corporate Planning and Economics from 1986 to 1995 and General Manager, Operations and Planning from 1985 to 1986. Prior to such time, he was Manager, Product Management with Gulf Oil Corporation from 1982 to 1985 and Manager, Business Performance and Coordination from 1980 to 1982 and Manager, International Planning and Coordination from 1978 to 1980.

         Lawrence H. Brittain, Jr., Senior Vice President, Marketing, Light Oils and Lubricants. Mr. Brittain has been Senior Vice President Marketing, Light Oils & Lubricants since March 1, 1996. Prior to such time, he was Vice President, Marketing of CITGO from 1986 to 1996 with responsibility for Light Oils Marketing, Credit Card Operations, Pricing, Aviation and Government Sales, Advertising, Brand Operations and Program Development, Business Services and Terminal Facilities. Prior to such time, he was General Manager Retail Operations of CITGO from 1985 to 1986. Prior to such time, he was Division Manager with Chevron in 1985; District Sales Manager (Atlanta) from 1971 to 1974; Sales Manager (Jacksonville) from 1968 to 1971; Regional Merchandising Manager, Southern Region from 1967 to 1968 and All Markets Sales Representative from 1962 to 1966.

         Eduardo Lopez Quevedo, Director. Mr. Lopez Quevedo has been a member of the Board of Directors of CITGO since 1995. Mr. Lopez Quevedo has been Chief Executive Officer and a member of the Board of Directors of Interven Venezuela, S.A., a subsidiary of PDVSA engaged in the monitoring of PDVSA's investments in the United States of America and Europe, since 1995 and 1994, respectively. Prior to such time, Mr. Lopez Quevedo was Chief Executive Officer and Chairman of the Board of Directors of Maraven, S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from 1992 to 1994; Executive Vice President of Maraven, S.A. from 1990 to 1992; Executive Vice President of Interven Venezuela, S.A. from 1988 to 1990; Executive Vice President of Corpoven, S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from 1986 to 1988; Chief Executive Officer and Chairman of the Board of Directors Cevegas, S.A., an industrial gas company in Venezuela, from 1986 to 1988; a member of the Board of Directors of Lagoven, S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from 1985 to 1986; a member of the Board of Directors of Corpoven, S.A. from 1978 to 1985; the Supply and Marketing Coordinator of PDVSA from 1977 to 1978; and a member of the Board of Directors of Llanoven, S.A., the successor of Mobil Oil Company de Venezuela, from 1975 to 1977. Currently, Mr. Lopez Quevedo is also the Vice Chairman of the Board of Directors of AB Nynas Petroleum (Sweden); a member of the Shareholder Committee of Ruhr Oel GmbH (Germany); and the Chairman of the Management Board of PDV Europa, B.V. (The Netherlands).

         Remigio Fernandez, Director. Mr. Fernandez has been a member of the Board of Directors of PDVSA since March 1996. Prior to such time, he was the Managing Director of PDV(UK), PDVSA's representative office for Europe, from September 1994 to March 1996; the Chairman of the Managing Board and Chief Executive Officer of PDV Europa B.V., the PDVSA affiliate responsible for investments and other commercial activities in Europe, from February 1991 to August 1994; the President and Chief Executive Officer of Interven S.A., the affiliate then in charge of PDVSA's overseas investments, from May 1986 to January 1991; a member of PDVSA's Board of Directors from September 1983 to April 1986; a member of the Board of Directors of Lagoven S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from December 1977 to August 1983. Mr. Fernandez currently also serves as President of PROESCA, a PDVSA affiliate engaged in specialty products obtained from refinery streams; as member of the Board of Directors of Interven Venezuela, S.A., the PDVSA affiliate responsible for monitoring overseas investments; and as Chairman of the Shareholder's Committee of Ruhr Oel GmbH, a German joint venture between PDVSA and Veba Oel, engaged in petroleum refining and distribution, a position he has held since 1983. He has also been Chairman and Vice-Chairman of the Board of Directors of AB Nynas Petroleum, a Swedish-based joint venture of PDVSA and Neste Oy, engaged in the production and marketing of asphalt and naphthenic lubricants in Europe, from 1991 through 1996; the Chairman of the Board of Directors of Champlin Refining and Chemicals, formerly a PDVSA wholly-owned refining and distribution company, now owned by CITGO, from 1988 through 1990; and was previously a member of CITGO's Board of Directors from 1986 to 1988.


                        ITEM 11.  EXECUTIVE COMPENSATION

         The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore omitting certain information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c).




    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CITGO is a wholly-owned indirect subsidiary of PDVSA. As a result, PDVSA, either directly or indirectly, nominates and selects the members of the Board of Directors of CITGO and its subsidiaries. Certain members of the Board of Directors of CITGO are also directors or executives officers of PDVSA.

         CITGO and LYONDELL-CITGO have entered into several transactions with PDVSA or other affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO and LYONDELL-CITGO for a fixed period, usually 20 to 25 years. The supply agreements differ somewhat for each entity and each CITGO refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced for each particular grade of crude oil or feedstock, less (i) certain deemed refining costs; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by a purchaser under the various supply agreements will vary depending on, among other things the efficiency with which such purchaser conducts its operations during such period. These supply agreements are designed to reduce the inherent earnings volatility of the refining and marketing operations of CITGO and LYONDELL-CITGO. Prior to 1995, certain costs were used in the CITGO supply agreement formulas, aggregating approximately $70 million per year, which were to cease being deductible after 1996. Commencing in the third quarter of 1995, a portion of such deductions were deferred from 1995 and 1996 to the years 1997 through 1999. As a result of the deferral, crude oil costs for 1995 increased by approximately $22 million, which is included in cost of sales and operating expenses, and increased approximately $44 million for the year 1996 under these agreements. However, from 1997 through 1999, crude oil costs are estimated to decrease by approximately $25 million per year as a result of the deferral. These estimates are based on the assumption that CITGO will purchase the base
volumes of crude oil under the related agreements.   See also "Factors
Affecting Forward Looking Statements".

         Under such long-term supply agreements and refined product purchase agreements, CITGO and LYONDELL-CITGO purchased approximately $2.4 billion and $0.7 billion respectively, of crude oil, feedstocks and refined products at market related prices from PDVSA in 1996. At December 31, 1996, $237 million was included in CITGO's current payable to affiliates as a result of these transactions. The LYONDELL-CITGO crude oil supply agreement increased to 200 MBPD on March 1, 1997.

         During 1996, CITGO purchased approximately $1.6 billion of crude oil, feedstocks and refined products from LYONDELL-CITGO primarily under a long-term product sales agreement. Such agreement incorporates formula prices based on published market prices, defined marketing discounts and variable factors. At December 31, 1996, $38 million was included in payables to affiliates as a result of these transactions.

         CITGO had refined product, feedstock and crude oil and other product sales of $254 million to affiliates, including the Mount Vernon Phenol plant and LYONDELL-CITGO, in 1996. At December 31, 1996, $28 million was included in due from affiliates as a result of these transactions.

         Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi refinery facilities. See "Consolidated Financial Statements - Note 15".

         The Company and PDV America are parties to a tax allocation agreement which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In April 1996, $12.7 million due from CITGO to PDV America under this tax allocation agreement for the tax years 1992 through 1994 was reclassified and accounted for as a contribution of capital. In December 1996, $0.8 million due from PDV America to CITGO under this tax allocation agreement for the 1995 tax year was reclassified and accounted for as a dividend. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement are required to be paid to PDV America. Current amounts payable to PDV America under this agreement of $12 million and $12.2 million are included in other current liabilities at December 31, 1996 and 1995, respectively.

                                    PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a.  CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

         (1)     Financial Statements:

                                                                                                      Page
                                                                                                      ----
                 Independent Auditors' Report                                                           1
                 Consolidated Balance Sheets at December 31, 1996 and 1995                              2
                 Consolidated Statements of Income for the years ended
                          December 31, 1996, 1995 and 1994                                              3
                 Consolidated Statements of Shareholder's Equity for the years
                          ended December 31, 1996, 1995 and 1994                                        4
                 Consolidated Statements of Cash Flows for the years ended
                          December 31, 1996, 1995 and 1994                                              5
                 Notes to Consolidated Financial Statements                                             7

         (2)     Exhibits:

                 The Exhibit Index in part c. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b.  REPORTS ON FORM 8-K

         On January 8, 1997, CITGO filed a Report on Form 8-K relating to the announcement that its parent company, PDV America, Inc., had signed a letter of intent with Union Oil Company of California for the restructuring of the UNO-VEN Company's refining and marketing business.

c.  EXHIBITS

    *3.1 Certificate of Incorporation, Certificate of Amendment of Certificate of Incorporation and By-laws of CITGO Petroleum Corporation.

    *4.1 Indenture, dated as of May 1, 1996, between CITGO Petroleum Corporation and the First National Bank of Chicago, relating to the 7 7/8% Senior Notes due 2006 of CITGO Petroleum Corporation.

    *4.2         Form of Senior Note (included in Exhibit 4.1).

    **10.1 Crude Supply Agreement between CITGO Petroleum Corporation and Petroleos de Venezuela, S.A., dated as of September 30, 1986.

    **10.2 Supplemental Crude Supply Agreement dated as of September 30, 1986 between CITGO Petroleum Corporation and Petroleos de Venezuela, S.A.

    **10.3 Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin Refining Company and Petroleos de Venezuela, S.A.

    **10.4 Supplemental Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin Refining Company and Petroleos de Venezuela, S.A.

    **10.5 Contract for the Purchase/Sale of Boscan Crude Oil dated as of June 2, 1993 between Tradecal, S.A. and CITGO Asphalt Refining Company.

    **10.6 Restated Contract for the Purchase/Sale of Heavy/Extra Heavy Crude Oil dated December 28, 1990 among Maraven, S.A., Lagoven, S.A. and Seaview Oil Company.

    **10.7 Sublease Agreement dated as of March 31, 1987 between Champlin Petroleum Company, Sublessor, and Champlin Refining Company, Sublease.

    **10.8 Operating Agreement dated as of May 1, 1984 among Cit-Con Oil Corporation, CITGO Petroleum Corporation and Conoco, Inc.

    **10.9 Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining Company, Ltd., dated July 1, 1993.

    **10.10 Contribution Agreement between Lyondell Petrochemical Company and LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

    **10.11 Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company, Ltd. and Lagoven, S.A. dated as of May 5, 1993.

    **10.12 Supplemental Supply Agreement dated as of May 5, 1993 between LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

    **10.13 Tax Allocation Agreement dated as of June 24, 1993 among PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., as amended.

    **10.14      CITGO Credit Facility.

     *10.15(i)   First Amendment to the Second Amended and Restated Senior
                 Term Loan Agreement, by and between CITGO Petroleum
                 Corporation and Bank of America National Trust and Savings
                 Association et al, dated as of February 15, 1994.

     *10.15(ii)  Second Amendment to Second Amended and Restated Senior Term
                 Loan Agreement by and among CITGO Petroleum Corporation and Bank of America Illinois et al, dated as of October 21, 1994.

     *10.15(iii) First Amendment to the Second Amended and Restated Senior
                 Revolving Credit Facility Agreement by and among CITGO Petroleum Corporation and Bank of America National Trust and Savings Association et al, dated as of February 15, 1994.

     *10.15(iv)  Second Amendment to Second Amended and Restated Senior
                 Revolving Credit Facility Agreement by and among CITGO Petroleum Corporation and Bank of America Illinois et al, dated as of October 21, 1994.

     *10.16 Master Shelf Agreement (1994) by and between Prudential Insurance Company of America and CITGO Petroleum Corporation ($100,000,000), dated March 4, 1994.

     *10.17(i)   Letter Agreement by and between the Company and Prudential
                 Insurance Company of America, dated March 4, 1994.

     *10.17(ii)  Letter Amendment No. 1 to Master Shelf Agreement with
                 Prudential Insurance Company of America, dated November 14,
                 1994.

    **10.18      CITGO Senior Debt Securities(1991) Agreement.

     *10.19 CITCON Credit Agreement between CITCON Oil Corporation and The Chase Manhattan Bank N.A., as Agent, dated as of
                 April 30, 1992.

     *10.20(i)   First Amendment to the CITCON Credit Agreement, between
                 CITCON Oil Corporation and The Chase Manhattan Bank
                 (National Association), dated as of June 30, 1992.

     *10.20(ii)  Second Amendment to the CITCON Credit Agreement, between
                 CITCON Oil Corporation and The Chase Manhattan Bank (National Association), dated as of March 31, 1994.

     *10.20(iii) Third Amendment to the CITCON Credit Agreement, between
                 CITCON Oil Corporation and The Chase Manhattan Bank (National Association), dated as of June 10, 1994.

      12.1       Computation of Ratio of Earnings to Fixed Charges.

      23.1       Consent of Independent Public Accountants.

      27.1       Financial Data Schedule (filed electronically only).

__________

* Previously filed in connection with the Registrant's Report on Form 10, Registration No. 333-3226.

** Incorporated by reference to the Registration Statement on Form F-1 of PDV America, Inc. (No. 33-63742).


d.       FINANCIAL STATEMENT SCHEDULES

                The schedules filed by the Company are listed in Item 14a above as required.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CITGO PETROLEUM CORPORATION



      Date:   March 27, 1997                     /s/ R. M. Bright
                                             -------------------------
                                                     R. M. Bright
                                         Controller (Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 Signatures                                 Title                                  Date
                 ----------                                 -----                                  ----
By       /s/ Luis Urdaneta                         Chairman of the Board                      March 27, 1997
  ---------------------------------------               and Director
         Luis Urdaneta

By       /s/ Ralph S. Cunningham                   President, Chief Executive                 March 27, 1997
  ---------------------------------------               Officer and Director
         Ralph S. Cunningham

By       /s/ Roberto Mandini                       Executive Vice President                   March 27, 1997
  ---------------------------------------               and Director
         Roberto Mandini

By       /s/ Eduardo Lopez Quevedo                 Director                                   March 27, 1997
  ---------------------------------------
         Eduardo Lopez Quevedo

By       /s/ Remigio Fernandez                     Director                                   March 27, 1997
  ---------------------------------------
         Remigio Fernandez

CITGO PETROLEUM CORPORATION




CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 1996 AND 1995, AND RELATED
CONSOLIDATED STATEMENTS OF INCOME,
SHAREHOLDER'S EQUITY, AND CASH FLOWS
FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1996
AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of CITGO Petroleum Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CITGO Petroleum Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.


DELOITTE & TOUCHE LLP


Tulsa, Oklahoma
February 14, 1997

CITGO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    DECEMBER 31,
                                                             -----------------------

                                                                1996            1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $   26,856   $   19,863
  Accounts receivable                                         1,004,098      817,990
  Due from affiliates                                            27,738       28,991
  Inventories                                                   833,191      785,275
  Prepaid expenses and other                                     21,626       30,199
                                                             ----------   ----------
           Total current assets                               1,913,509    1,682,318

PROPERTY, PLANT AND EQUIPMENT - Net                           2,786,703    2,491,849

RESTRICTED CASH                                                   9,369        1,258

INVESTMENTS IN AFFILIATES                                       790,576      650,360

OTHER ASSETS                                                    129,972       97,793
                                                             ----------   ----------
                                                             $5,630,129   $4,923,578
                                                             ==========   ==========



LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                      $   53,000   $   25,000
  Accounts payable                                              530,505      438,172
  Payables to affiliates                                        275,375      176,800
  Taxes other than income                                       200,863      173,915
  Other                                                         219,648      224,077
  Current portion of long-term debt                              95,240       95,240
  Current portion of capital lease obligation                    11,778       10,557
                                                             ----------   ----------
           Total current liabilities                          1,386,409    1,143,761

LONG-TERM DEBT                                                1,468,738    1,159,263

CAPITAL LEASE OBLIGATION                                        129,726      141,504

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                     183,370      167,905

OTHER NONCURRENT LIABILITIES                                    194,802      186,376

DEFERRED INCOME TAXES                                           370,117      367,644

MINORITY INTEREST                                                26,631       25,618

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized,
   issued and outstanding                                             1            1
  Additional capital                                          1,235,009    1,222,345
  Retained earnings                                             635,326      509,161
                                                             ----------   ----------
           Total shareholder's equity                         1,870,336    1,731,507
                                                             ----------   ----------
                                                             $5,630,129   $4,923,578
                                                             ==========   ==========

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

Caption>
                                                                 YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                         1996             1995             1994
REVENUES:
  Net sales                                           $ 12,698,366    $ 10,279,579    $  9,093,562
  Sales to affiliates                                      253,694         242,581         153,143
                                                      ------------    ------------    ------------
                                                        12,952,060      10,522,160       9,246,705

  Equity in earnings (losses) of affiliates - net           21,481          33,530          28,585
  Other income (expense) - net                              (4,178)         (2,985)         (6,265)
                                                      ------------    ------------    ------------
                                                        12,969,363      10,552,705       9,269,025
                                                      ------------    ------------    ------------

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including
  purchases of $4,001,471, $3,321,128, and
  $2,915,696 from affiliates)                           12,491,003      10,066,012       8,730,971
  Selling, general and administrative expenses             166,108         162,260         156,635
  Interest expense, excluding capital lease                 97,171          88,655          58,899
  Capital lease interest charge                             16,818          17,913          18,893
  Minority interest                                          1,013           1,993           2,394
                                                      ------------    ------------    ------------
                                                        12,772,113      10,336,833       8,967,792
                                                      ------------    ------------    ------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY
 ITEMS AND CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE                                   197,250         215,872         301,233

INCOME TAXES                                                70,281          79,528         110,444
                                                      ------------    ------------    ------------

INCOME BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                                      126,969         136,344         190,789

EXTRAORDINARY GAIN, early extinguishment of debt,
 net of related income taxes of $2,160                        --             3,380            --

EXTRAORDINARY CHARGE, early extinguishment of
 debt, net of related income tax benefit of $956              --              --            (1,627)

CUMULATIVE EFFECT, change in accounting for
 postemployment benefits, net of related income tax
 benefit of $2,823                                            --              --            (4,477)
                                                      ------------    ------------    ------------

NET INCOME                                            $    126,969    $    139,724    $    184,685
                                                      ============    ============    ============


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                          COMMON STOCK                                         TOTAL
                                   -------------------------    ADDITIONAL     RETAINED     SHAREHOLDER'S
                                       SHARES      AMOUNT        CAPITAL       EARNINGS        EQUITY

BALANCE, JANUARY 1, 1994                     1   $         1   $ 1,164,804   $   184,752    $ 1,349,557

  Net income                              --            --            --         184,685        184,685

  Capital contributions received
   from Parent                            --            --          42,541          --           42,541
                                   -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 1994                   1             1     1,207,345       369,437      1,576,783

  Net income                              --            --            --         139,724        139,724

  Capital contributions received
   from Parent                            --            --          15,000          --           15,000
                                   -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 1995                   1             1     1,222,345       509,161      1,731,507

  Net income                              --            --            --         126,969        126,969

  Noncash capital contributions
   received from Parent                   --            --          12,664          --           12,664

  Noncash dividend to Parent              --            --            --            (804)          (804)
                                   -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 1996                   1   $         1   $ 1,235,009   $   635,326    $ 1,870,336
                                   ===========   ===========   ===========   ===========    ===========


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                           1996         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $ 126,969    $ 139,724    $ 184,685
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          189,063      164,570      157,071
    Provision for losses on accounts receivable                             13,275        9,070        6,250
    Deferred income taxes                                                    4,612       16,957       29,087
    Distributions in excess of (less than) equity in earnings (losses)
    of affiliates                                                            9,677       (4,490)      (3,930)
    (Gain) charge from early extinguishment of debt                           --         (3,380)       1,627
    Other adjustments                                                        2,577        3,652        5,483
    Changes in operating assets and liabilities, net of investment in subsidiary:
      Accounts receivable and due from affiliates                         (198,080)     (77,412)    (170,874)
      Inventories                                                          (47,916)       2,212      (46,878)
      Prepaid expenses and other current assets                              6,434        4,766        2,653
      Accounts payable and other current liabilities                       225,288      133,110       98,187
      Other assets                                                         (83,858)     (68,114)     (38,688)
      Other liabilities                                                     17,325        9,685       55,422
                                                                         ---------    ---------    ---------
           Total adjustments                                               138,397      190,626       95,410
                                                                         ---------    ---------    ---------
           Net cash provided by operating activities                       265,366      330,350      280,095
                                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (437,743)    (314,225)    (350,492)
  Proceeds from sales of property, plant and equipment                       3,923          843        2,734
  (Increase) decrease in restricted cash                                    (8,111)      41,629      (42,887)
  Return of partnership capital                                               --           --         49,256
  Investments in LYONDELL-CITGO Refining Company Ltd.                     (142,638)    (178,875)    (138,416)
  Investment in subsidiary and advances to other affiliates                    (10)     (46,805)      (1,531)
                                                                         ---------    ---------    ---------
           Net cash used in investing activities                          (584,579)    (497,433)    (481,336)
                                                                         ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term bank loans                   28,000      (28,500)      16,500
  Net borrowings of revolving bank loan                                     60,000       95,000       55,000
  Payments on term bank loan                                               (29,412)      (7,353)    (150,000)
  Payments on private placement senior notes                               (58,685)     (47,321)        --
  Proceeds from issuance of senior notes                                   199,694         --           --
  Proceeds from master shelf agreement                                        --        100,000      160,000
  Proceeds from issuance of taxable bonds                                  120,000         --           --
  Proceeds from issuance of tax-exempt bonds                                25,000       90,700       70,000
  Payments on tax-exempt bonds                                                --        (40,237)        --
  Payments of capital lease obligations                                    (11,248)      (9,011)      (8,691)
  (Repayments) borrowings of other debt                                     (7,143)       2,397       18,510
  Capital contributions received from Parent                                  --         15,000       42,541
                                                                         ---------    ---------    ---------
           Net cash provided by financing activities                       326,206      170,675      203,860
                                                                         ---------    ---------    ---------

                                                                     (Continued)

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1996          1995          1994

INCREASE IN CASH AND CASH EQUIVALENTS                      $   6,993    $    3,592   $   2,619

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                19,863        16,271      13,652
                                                           ---------    ----------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  26,856    $   19,863   $  16,271
                                                           =========    ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest, net of amounts capitalized                   $ 120,532    $   97,788   $  75,538
                                                           =========    ==========   =========

    Income taxes, net of refunds of $3,682 in 1995         $  54,939    $   64,437   $  94,551
                                                           =========    ==========   =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Noncash capital contribution from parent (PDV America)   $  12,664    $     --     $    --
                                                           =========    ==========   =========
  Noncash dividend to parent (PDV America)                 $    (804)   $     --     $    --
                                                           =========    ==========   =========

                                                                     (Concluded)



See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-------------------------------------------------------------------------------



 1.   SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - CITGO Petroleum Corporation ("CITGO") is a subsidiary of PDV America, Inc. ("PDV America"), an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela.

      CITGO manufactures or refines and markets quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. Transportation fuel customers include primarily CITGO branded wholesale distributors, convenience stores and airlines located primarily east of the Rocky Mountains. Crude oil and refined products are also sold for refinery supply, logistical and marketing purposes. Such sales are primarily to major and independent oil companies and traders. Lubricants are sold to independent distributors, mass marketers and industrial customers, and petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Sales are made primarily on account, based on pre-approved unsecured credit terms established by CITGO management, except sales to airlines, which are made primarily on a prepaid basis. The Company also has a proprietary credit card program and a Companion VISA bank card program which allow retail consumers to purchase fuel and convenience items at CITGO branded outlets. Allowances for uncollectible accounts are established based on several factors which include, but are not limited to, analysis of specific customers, historical trends, current economic conditions and other information.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of CITGO and its subsidiaries (collectively referred to as the "Company"). All subsidiaries are wholly owned except for Cit-Con Oil Corporation ("Cit-Con"), which is 65 percent owned. All material intercompany transactions and accounts have been eliminated.

      The Company's investments in affiliates are accounted for by the equity method. The excess of the investments over the equity in the underlying net assets of the affiliates is amortized on a straight-line basis over 40 years, which is based upon the estimated useful lives of the affiliates' assets.

      PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE RECOGNITION - Revenue is recognized upon transfer of title to products sold, based upon the terms of delivery.

      SUPPLY AND MARKETING ACTIVITIES - The Company engages in the buying and selling of crude oil to supply its refineries. The net results of this activity are recorded in cost of sales. The Company also engages in the buying and selling of refined products to facilitate the marketing of its refined products. The results of this activity are recorded in cost of sales and sales.

      Refined product exchange transactions that do not involve the payment or receipt of cash are not accounted for as purchases or sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the Company's LIFO inventory method. Exchanges that are settled through payment or receipt of cash are accounted for as purchases or sales.

      EXCISE TAXES - The Company collects excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $2.7 billion, $2.2 billion, and $2.1 billion were collected from customers and paid to various governmental entities in 1996, 1995, and 1994, respectively. Excise taxes are not included in sales.

      INVENTORIES - Crude oil and refined product inventories are stated at the lower of cost or market and cost is primarily determined using the last-in, first-out ("LIFO") method. Materials and supplies are valued primarily using the average cost method.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is reported at cost, less accumulated depreciation. Depreciation is based upon the estimated useful lives of the related assets using the straight-line method. Depreciable lives are generally as follows: buildings and leaseholds - 10 to 24 years; machinery and equipment - 5 to 24 years; and vehicles - 3 to 10 years.

      Upon disposal or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income.

      The Company capitalizes interest on projects when construction takes considerable time and entails major expenditures. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Capitalized interest totaled $12 million, $5 million, and $12 million in 1996, 1995, and 1994, respectively.

      FUTURES CONTRACTS AND COMMODITY OPTIONS ACTIVITY AND OTHER DERIVATIVES The Company enters into petroleum futures contracts primarily to hedge a portion of the price risk associated with crude oil and refined products. The Company also buys and sells commodity options for delivery and receipt of crude oil and refined products. In order for a transaction to qualify as a hedge, the Company requires that the item to be hedged exposes the Company to price risk and that the commodity contract reduce that risk and be designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and, generally, the Company relies on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts which qualify as hedges are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of futures and option positions which are not hedges are recorded as gains or losses in the period in which they occur.

      The Company has only limited involvement with other derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of the Company's core activities.

      The Company has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. Premiums paid for purchased interest rate swap and cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets. The interest rate differentials received or paid by the Company related to these agreements are recognized as adjustments to interest expense over the term of the agreements. Gains or losses on terminated swap agreements are either amortized over the original term of the swap agreement if the hedged borrowings remain in place or are recognized immediately if the hedged borrowings are no longer held.

      The Company from time to time enters into other over-the-counter derivative commodity agreements. No premiums are required for these agreements. Gains and losses under these agreements, which primarily fix margins on anticipated sales, are accrued as receivables or payables and as adjustments of the carrying amount of inventories. The amounts are recognized in income through cost of sales when the related petroleum products are sold, unless an earlier write-down is required to recognize anticipated nonrecovery of deferred amounts.

      REFINERY MAINTENANCE - Costs of refinery turnaround maintenance are charged to operations over the average period between turnarounds. Turnaround periods range approximately from one to seven years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $53 million, $43 million, and $54 million for 1996, 1995, and 1994, respectively. Ordinary maintenance is expensed as incurred.

      ENVIRONMENTAL EXPENDITURES - Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available.

      INCOME TAXES - The Company accounts for income taxes, using an asset and liability approach, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

      The Company is included in the consolidated U.S. Federal income tax return filed by PDV America. The Company's current and deferred income tax expense has been computed on a stand-alone basis.

      POSTRETIREMENT BENEFITS - In addition to pension benefits, the Company, at present, provides certain health care and life insurance benefits to eligible employees at retirement. The Company accounts for these benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires costs related to postretirement benefits to be accrued during the period an employee provides service.

      POSTEMPLOYMENT BENEFITS - The Company provides various postemployment benefits for eligible former or inactive employees, including disability, severance, and salary continuation benefits. Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The principal effect of adopting this standard is the accrual of postemployment benefits during the period the employees provide service rather than expensing costs as paid. The cumulative effect of adopting this standard was $4.5 million, which is net of the income tax benefit of $2.8 million. The effect on 1994 net income, excluding the cumulative effect, was not material.

      RESTRICTED CASH - Restricted cash represents short-term, highly liquid investments held in trust accounts in accordance with a tax-exempt bond agreement. Funds are released solely for financing environmental facilities as defined in the bond agreements.

      CONSOLIDATED STATEMENT OF CASH FLOWS - For purposes of the consolidated statement of cash flows, the Company considers highly liquid short-term investments with original maturities of three months or less to be cash equivalents. In addition, borrowings with original maturities of three months or less are presented net of repayments.

      ACCOUNTING FOR LONG-LIVED ASSETS - Effective January 1, 1996, CITGO adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and the accounting for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the consolidated financial position or results of operations of CITGO.

 2.   REFINERY AGREEMENT

      In December 1996, PDV America ("PDVA") signed a letter of intent with Union Oil Company of California for PDVA and/or an affiliate to acquire the refining, distribution and marketing assets of The Uno-Ven Company, a general partnership in which a subsidiary of PDVA owns 50%. The assets include a 153,000 barrel per day crude oil refinery in Lemont, Illinois, as well as eleven product distribution terminals and 60 retail locations located in the Midwest. It is anticipated that CITGO will operate these assets and acquire the refined products produced at the refinery. The transaction is expected to close on or about March 31, 1997.

 3.   INVESTMENT IN LYONDELL-CITGO REFINING COMPANY LTD.

      On July 1, 1993, subsidiaries of CITGO and Lyondell Petrochemical Company ("Lyondell") executed definitive agreements with respect to LYONDELL-CITGO Refining Company Ltd. ("LYONDELL- CITGO"), a Texas limited liability company which owns and operates a 265 MBPD refinery previously owned by Lyondell and located in Houston, Texas. As of December 31, 1996, CITGO has invested approximately $579 million in cash for a minority participation interest in LYONDELL-CITGO and to fund the initial portion of CITGO's commitment to the refinery enhancement project described below, while Lyondell contributed the refinery and related assets in exchange for the remaining participation interest in the new company. As of December 31, 1996, LYONDELL-CITGO has spent approximately $1,073 million on a refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity. This heavy crude oil will be entirely supplied by a subsidiary of PDVSA under a long-term crude oil supply contract. CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract through the year 2017, thereby significantly reducing CITGO's need to purchase refined products from third party sources to supply its distribution network. As of December 31, 1996, LYONDELL-CITGO estimates expenditures to complete this project will total approximately $57 million to $67 million.

      As of December 31, 1996, CITGO is committed to invest an additional (i) $30 million at the in-service date (as defined in the definitive agreements) of the refinery enhancement project, which is currently scheduled for early 1997, (ii) up to an additional approximately $10 million through the in-service date, and (iii) additional funding for operations in the event that the refinery enhancement project startup does not proceed as anticipated. In addition, CITGO is required to fund certain fees, expenses and interest on LYONDELL-CITGO's $450 million of construction loans, and is committed to fund up to $22 million for certain maintenance and environmental costs, to the extent that maintenance and environmental costs exceed expectations. Although CITGO is committed to fund the investments described above, CITGO does not currently expect that its aggregate investments will exceed

      $626 million (including the initial investment, but exclusive of reinvested earnings) through the in-service date. CITGO's expected aggregate investment in LYONDELL-CITGO, plus its share of LYONDELL-CITGO's earnings, which must be reinvested through the in-service date, will give CITGO approximately a 42 percent participation interest in LYONDELL-CITGO; CITGO also has a one-time option within 18 months of the in-service date to make an additional investment which, if made, would increase CITGO's participation interest to 50 percent. As of December 31, 1996, CITGO has received $258 million of equity contributions to fund the investments in LYONDELL-CITGO. CITGO expects to fund the Company's remaining commitment through cash generated from operations and available credit facilities.

      The Company accounts for its investment in LYONDELL-CITGO using the equity method based on allocations of income agreed to by the owners. At December 31, 1996 and 1995, the Company's investment, including reinvested earnings, was $605 million and $461 million, which represented an approximate 13 percent and 12 percent participation interest, respectively, as defined by the agreement. The Company's equity in the earnings of LYONDELL-CITGO was $1 million, $14 million, and $6 million for 1996, 1995, and 1994, respectively.

 4.   ACQUISITION OF BUSINESS

      On May 1, 1995, the Company purchased Cato Oil & Grease ("Cato"). Cato is primarily engaged in the manufacture and distribution of lubricants. The results of operations of Cato are included in the accompanying financial statements since the date of acquisition. Proforma results of operations for this business are not material to the Company's consolidated statement of income. The total cost of this acquisition was $46.8 million which was allocated as follows:

     Property, plant and equipment                              $27,000,000
     Inventory                                                    8,643,000
     Accounts receivable                                          6,144,000
     Other assets (net)                                           5,018,500
                                                                -----------
                                                                $46,805,500
                                                                ===========

 5.   RELATED PARTY TRANSACTIONS

      The Company purchases approximately two-thirds of the crude oil processed in Company refineries from subsidiaries of PDVSA under long-term supply agreements. Under these supply agreements, which extend through the years 2006 and 2013, and other agreements, including feedstock and product purchase agreements and vessel transportation contracts, the Company purchased $2.4 billion, $1.9 billion, and $1.8 billion of crude oil, feedstocks and other products from wholly owned subsidiaries of PDVSA in 1996, 1995, and 1994, respectively. These crude oil, feedstock, and other product purchases comprised 29 percent, 31 percent, and 34 percent of the Company's total acquisitions in 1996, 1995, and 1994, respectively. The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less (i) certain deemed refining costs adjustable for inflation; (ii) certain actual costs, including transportation charges, import duties and taxes and (iii) a deemed margin, which varies according to the grade of crude oil. Effective January 1, 1992, the supply agreements with respect to CITGO's Lake Charles, Corpus Christi and Paulsboro refineries were modified to reduce the price levels to be paid by CITGO by a fixed amount per barrel of crude oil purchased from PDVSA. Such reductions were intended to defray CITGO's costs of certain environmental compliance expenditures. This modification resulted in a decrease in the cost of crude oil purchased under these agreements of approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in the third quarter of 1995, PDVSA and CITGO agreed to adjust this modification so that the 1992 fixed amount per barrel would be reduced and the adjusted modification would not expire until December 31, 1999. The impact of this adjustment was an increase in crude cost of $44 million for 1996 and $22 million for 1995, over what would otherwise have been payable under the original 1992 modification. The Company anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by $25 million per year in 1997 through 1999, in each case without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the then current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements. At December 31, 1996 and 1995, $237 million and $146 million, respectively, were included in payables to affiliates as a result of these transactions.

      The Company purchases substantially all of the refined products produced at the LYONDELL-CITGO refinery under a long-term contract through the year 2017. During 1996, 1995, and 1994, the Company purchased $1.6 billion, $1.4 billion, and $1.1 billion of crude oil, feedstocks and refined products from LYONDELL-CITGO primarily under this product sales agreement. The product sales agreement incorporates formula prices based on published market prices and defined marketing discounts and variable factors. At December 31, 1996 and 1995, $38 million and $31 million, respectively, were included in payables to affiliates as a result of these transactions.

      The Company had refined product, feedstock, crude oil and other product sales of $254 million, $243 million, and $153 million to affiliates in 1996, 1995, and 1994, respectively. At December 31, 1996 and 1995, $28 million and $29 million, respectively, were included in due from affiliates as a result of these transactions.

      Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 15.

      The Company and PDV America are parties to a tax allocation agreement which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In April 1996, $12.7 million due from CITGO to PDV America under this tax allocation agreement for the tax years 1992 through 1994 was reclassified and accounted for as a contribution of capital. In December 1996, $0.8 million due from PDV America to CITGO under this tax allocation agreement for the 1995 tax year was reclassified and accounted for as a dividend. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement are required to be paid to PDV America. Current amounts payable to PDV America under this agreement of $12 million and $12.2 million are included in other current liabilities at December 31, 1996 and 1995, respectively.

6.         ACCOUNTS RECEIVABLE


                                               1996           1995
                                                 (000'S OMITTED)
Trade                                       $   770,069    $   620,690
Credit card                                     203,329        166,492
Other                                            48,406         49,105
                                            -----------    -----------
                                              1,021,804        836,287
Allowance for uncollectible accounts            (17,706)       (18,297)
                                            -----------    -----------

                                            $ 1,004,098    $   817,990
                                            ===========    ===========





 7.   INVENTORIES


                                              1996           1995
                                                 (000'S OMITTED)
Refined product                             $616,527       $588,696
Crude oil                                    165,564        149,414
Materials and supplies                        51,100         47,165
                                            --------       --------

                                            $833,191       $785,275
                                            ========       ========





      As of December 31, 1996 and 1995, replacement costs exceeded LIFO carrying values by approximately $294 million and $112 million, respectively.

 8.   PROPERTY, PLANT AND EQUIPMENT


                                                1996           1995
                                                   (000'S OMITTED)
Land                                        $   113,158    $   112,542
Buildings and leaseholds                        439,998        410,903
Machinery and equipment                       2,421,458      2,184,920
Vehicles                                         42,977         44,211
Construction in process                         373,006        218,146
                                            -----------    -----------
                                              3,390,597      2,970,722
Accumulated depreciation and amortization      (603,894)      (478,873)
                                            -----------    -----------

                                            $ 2,786,703    $ 2,491,849
                                            ===========    ===========




      Depreciation expense for 1996, 1995, and 1994 was $136 million, $122 million, and $103 million, respectively.

      Other income includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $2 million, $4 million, and $7 million in 1996, 1995, and 1994, respectively.

9.    INVESTMENTS IN AFFILIATES

      In addition to LYONDELL-CITGO, the Company's investments in affiliates consist of equity interests of 6.8 to 50 percent in joint interest pipelines and terminals, including a 13.98 percent interest in Colonial Pipeline Company; a 49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49 percent partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded the Company's equity in the underlying net assets by approximately $160 million and $164 million at December 31, 1996 and 1995, respectively.

      In September 1994, NISCO refinanced its long-term debt. In connection with this transaction, CITGO received a $75 million cash distribution from NISCO and NISCO wrote off deferred loan fees and other costs associated with the extinguished debt. CITGO's share of NISCO's write-off, $1.6 million, was reported as an extraordinary after tax charge in 1994. The distribution received exceeded CITGO's investment and capital account in NISCO by approximately $26 million. This amount was recorded in other noncurrent liabilities based on the terms of the NISCO partnership agreement and has subsequently been adjusted to reflect capital transactions and CITGO's share of NISCO's earnings and losses. At December 31, 1996 and 1995, other noncurrent liabilities include approximately $47 million and $40 million related to the Company's partnership interest in NISCO.

      Information on the Company's investments, including LYONDELL-CITGO, follows:


                                                          1996       1995       1994
                                                               (000'S OMITTED)
Company's investments in affiliates                     $790,576   $650,360   $461,807
Company's equity in net income (losses) of affiliates     21,481     33,530     28,585
Dividends received from affiliates                        31,157     29,040     26,282


      Selected financial information provided by the affiliates is summarized as follows:


                                     1996         1995         1994
                                             (000'S OMITTED)
Summary of financial position:
  Current assets                 $  543,692   $  547,479   $  529,206
  Noncurrent assets               2,859,091    2,345,695    1,876,688
  Current liabilities               697,046      596,723      510,613
  Noncurrent liabilities          1,999,276    1,659,729    1,400,805

Summary of operating results:
  Revenues                       $4,158,684   $3,900,653   $3,474,306
  Gross profit                      475,227      574,103      522,059
  Net income                        242,434      344,817      276,633

10.   SHORT-TERM BANK LOANS

      As of December 31, 1996, the Company has established $180 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the Federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 1996, 1995, and 1994 were 5.7 percent, 6.2 percent, and 6.4 percent, respectively. The Company had $53 million and $25 million of borrowings outstanding under these facilities at December 31, 1996 and 1995, respectively.

11.   LONG-TERM DEBT


                                                                    1996          1995
                                                                      (000'S OMITTED)

Revolving bank loan                                            $   350,000    $   290,000
Term bank loan                                                      88,235        117,647
7.875% Senior Notes, $200 million face amount, due 2006            199,715           --
Private Placement:
  8.75% Series A Senior Notes due 1998                              37,500         56,250
  9.03% Series B Senior Notes due 2001                             142,857        171,429
  9.30% Series C Senior Notes due 2006                             113,637        125,000
Master Shelf Agreement:
  8.55% Senior Notes due 2002                                       25,000         25,000
  8.68% Senior Notes due 2003                                       50,000         50,000
  7.29% Senior Notes due 2004                                       20,000         20,000
  8.59% Senior Notes due 2006                                       40,000         40,000
  8.94% Senior Notes due 2007                                       50,000         50,000
  7.17% Senior Notes due 2008                                       25,000         25,000
  7.22% Senior Notes due 2009                                       50,000         50,000
Tax-Exempt Bonds:
  Pollution control revenue bonds due 2004                          15,800         15,800
  Port facilities revenue bonds due 2007                            11,800         11,800
  Louisiana wastewater facility revenue bonds due 2023               3,020          3,020
  Louisiana wastewater facility revenue bonds due 2024              20,000         20,000
  Louisiana wastewater facility revenue bonds due 2025              40,700         40,700
  Gulf Coast solid waste facility revenue bonds due 2025            50,000         50,000
  Gulf Coast solid waste facility revenue bonds due 2026            50,000         50,000
  Port of Corpus Christi sewage and solid waste disposal
   revenue bonds due 2026                                           25,000           --
Taxable Louisiana wastewater facility revenue bonds due 2026       120,000           --
Cit-Con bank credit agreement                                       35,714         42,857
                                                               -----------    -----------
                                                                 1,563,978      1,254,503
Current portion of long-term debt                                  (95,240)       (95,240)
                                                               -----------    -----------

                                                               $ 1,468,738    $ 1,159,263
                                                               ===========    ===========







      REVOLVING AND TERM BANK LOANS - The Company's credit agreement with various banks was amended during 1994. The primary result of the amendments was a reduction in borrowings under the term bank loan of $150 million. At December 31, 1996, this agreement consists of a $125 million term loan and a $675 million revolving loan. The term loan is unsecured, has various interest rate options (year-end rate of 6.8 percent, 6.3 percent, and 6.6 percent at December 31, 1996, 1995, and 1994, respectively) and principal amounts are payable in quarterly installments commencing in December 1995. The revolving loan is unsecured, has various borrowing maturities and interest rate options (year-end rate of 6.7 percent, 6.4 percent, and 6.7 percent at December 31, 1996, 1995, and 1994, respectively), and is committed through December 31, 1999.

      SENIOR NOTES - In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. The Company used the net proceeds from the sale of the notes for working capital and the repayment of borrowings under the Company's revolving credit facility. This repayment will not permanently reduce the Company's borrowing capacity thereunder. The Company may, in the future, borrow additional amounts under its revolving credit facility to fund capital expenditures, to fund working capital requirements, or for other corporate purposes.

      PRIVATE PLACEMENT - At December 31, 1996, the Company has outstanding approximately $294 million of privately placed, unsecured Senior Notes (the "Notes"). Guarantees of these Notes by significant subsidiaries of CITGO were released during 1995. Principal amounts are payable in annual installments commencing in November, 1995 for the Series A and Series B Notes and in November, 1996 for the Series C Notes. Interest is payable semi-annually in May and November.

      MASTER SHELF AGREEMENT - During 1994, CITGO entered into an unsecured Master Shelf Agreement with an insurance company to place up to $260 million of senior notes in private markets. A total of $260 million has been drawn under this facility as of December 31, 1996, with various fixed interest rates and maturities.

      COVENANTS - The various agreements above contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company for paying dividends, incurring additional debt, placing liens on property, and selling fixed assets. The Company was in compliance with the debt covenants at December 31, 1996.

      TAX-EXEMPT BONDS - Through state entities, the Company has issued $27.6 million of industrial development bonds for certain Lake Charles, Louisiana port facilities and pollution control equipment and $188.7 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles, Louisiana and Corpus Christi, Texas refineries and at the LYONDELL- CITGO refinery.

      The pollution control and port facilities revenue bonds are secured by letters of credit. Interest rates vary weekly and the interest rates at December 31, 1996, 1995, and 1994 were 4.1 percent, 5.1 percent, and 5.5 percent, respectively. The Louisiana Revenue Bonds due in the year 2023 have a fixed interest rate of 6 percent. Guarantees of these bonds by certain CITGO subsidiaries were released during 1995. During 1995, the Company repurchased approximately $47 million of these bonds at a discount, resulting in an extraordinary gain of approximately $3.4 million, net of related income taxes of approximately $2.2 million. The remaining tax-exempt revenue bonds are secured by letters of credit and have a floating interest rate which was 5.1 percent, 6.2 percent, and 5.7 percent at December 31, 1996, 1995, and 1994, respectively, as applicable.

      TAXABLE LOUISIANA REVENUE BONDS - Through a state entity, the Company has issued $120 million of taxable environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles, Louisiana refinery. Such bonds are secured by a letter of credit and have a floating interest rate which was 5.5% at December 31, 1996. At the option of the Company and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. At December 31, 1996, no such bonds had been converted to tax-exempt bonds.

      CIT-CON BANK CREDIT AGREEMENT - The Cit-Con bank credit agreement was converted to a term loan during 1995. The agreement is collateralized by throughput agreements of the owner companies, has various interest rate options (weighted average effective rates of 6.3 percent, 6.8 percent, and 6.7 percent at December 31, 1996, 1995, and 1994, respectively), and requires quarterly principal payments through December 2001.

      DEBT MATURITIES - Future maturities of long-term debt as of December 31, 1996 are: 1997 - $95.2 million; 1998 - $95.2 million; 1999 - $426.5 million; 2000 - $47.1 million, 2001 - $47.1 million, and $852.9 million thereafter.

      INTEREST RATE SWAP AND CAP AGREEMENTS - The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:


                                                    NOTIONAL PRINCIPAL AMOUNT
                                                   ---------------------------
                         EXPIRATION    FIXED RATE        1996      1995
VARIABLE RATE INDEX      DATE          PAID              (000'S OMITTED)

One-month LIBOR      September 1998     4.85 %       $ 25,000   $ 25,000
One-month LIBOR      November 1998      5.09 %         25,000     25,000
One-month LIBOR      May 2000           6.28 %         25,000     25,000
J. J. Kenny          May 2000           4.72 %         25,000     25,000
J. J. Kenny          February 2005      5.30 %         12,000     12,000
J. J. Kenny          February 2005      5.27 %         15,000     15,000
J. J. Kenny          February 2005      5.49 %         15,000     15,000
                                                     --------   --------
                                                     $142,000   $142,000
                                                     ========   ========

      Interest expense includes $1.1 million, $0.1 million, and $0.4 million in 1996, 1995, and 1994, respectively, related to interest paid on these agreements. During 1995, the Company converted $25 million of variable rate debt to fixed rate borrowings and terminated the interest rate swap agreement matched to the variable rate debt. Other income in 1995 included a $2.4 million gain related to the termination of this interest rate swap agreement.

      During 1995, the Company entered into a 9 percent interest rate cap agreement with a notional amount of $25 million, a reference rate of three-month LIBOR and an expiration date of February, 1997. Other interest rate cap agreements to which the Company was a party expired in November, 1994. The effect of these agreements was not material in 1996, 1995 or 1994.

12.   EMPLOYEE BENEFIT PLANS

      EMPLOYEE SAVINGS - The Company sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and the Company makes contributions, including matching of employee contributions, based on plan provisions. The Company charged $16 million, $16 million, and $15 million to operations related to its contributions to these plans for the years 1996, 1995, and 1994, respectively.

      PENSION BENEFITS - The Company sponsors three qualified noncontributory defined benefit pension plans, two of which cover eligible hourly employees and one of which covers eligible salaried employees. The Company also sponsors three nonqualified defined benefit plans for certain eligible employees. The qualified plans' assets include corporate securities, a fixed income mutual fund, and a short-term investment fund. The nonqualified plans are not funded.

      The Company's policy is to fund the qualified pension plans in accordance with applicable laws and regulations and not to exceed the tax deductible limits. The nonqualified plans are funded as necessary to pay retiree benefits. The plan benefits for each of the qualified pension plans are primarily based on an employee's years of plan service and compensation as defined by each plan.

      The Company's net periodic pension costs for these plans included the following components:


                                                      1996          1995        1994
                                                              (000'S OMITTED)
Service cost-benefits earned during the year         $ 13,356    $ 11,498    $ 11,757
Interest cost on projected benefit obligation          12,787      11,496      10,164
Actual loss (return) on plan assets                   (24,645)    (34,784)      3,166
Net amortization and deferral                          10,068      23,777     (14,529)
                                                     --------    --------    --------
Net periodic pension cost                            $ 11,566    $ 11,987    $ 10,558
                                                     ========    ========    ========


      The following table summarizes the funded status of these plans and the related amounts recognized in the Company's consolidated financial statements:

                                                                1996                           1995
                                                    ------------------------------   -----------------------------
                                                     OVERFUNDED       UNDERFUNDED     OVERFUNDED    UNDERFUNDED
                                                      PLANS             PLANS          PLANS          PLANS
                                                           (000'S OMITTED)                (000'S OMITTED)

Plan assets at fair value                             $184,236       $   --         $155,997       $   --
Actuarial present value of benefit obligation:
   Vested benefits                                    (114,259)       (13,643)      (103,046)       (10,292)
   Nonvested benefits                                  (18,569)           (85)       (16,661)          --
                                                      --------       --------       --------       --------

Accumulated benefit obligation                        (132,828)       (13,728)      (119,707)       (10,292)
Effect of projected long-term compensation
 increases                                             (46,140)          (380)       (41,012)        (1,729)
                                                      --------       --------       --------       --------

Total projected benefit obligation ("PBO")            (178,968)       (14,108)      (160,719)       (12,021)
                                                      --------       --------       --------       --------

     Plan assets in excess of (less than) PBO           $5,268       $(14,108)      $ (4,722)       (12,021)
                                                      ========       ========       ========       ========

Pension liability recognized in the consolidated
 balance sheets                                       $(27,974)      $(13,728)      $(27,467)      $(10,292)
Amounts not recognized:
  Prior service costs                                    1,731         (1,956)         1,928         (1,786)
  Net gain at date of adoption                           1,816           --            2,085           --
  Net amount resulting from plan experience and
  changes in actuarial assumptions                      29,695         (1,582)        18,732           (862)
  Additional minimum liability                            --            3,158           --              919
                                                      --------       --------       --------       --------

     Funded status as of year end                     $  5,268       $(14,108)      $ (4,722)       (12,021)
                                                      ========       ========       ========       ========

      The underfunded plans relate to the plans in which plan assets at fair value are exceeded by the accumulated benefit obligation.

      Following are the significant assumptions used in determining the costs and funded status of these plans:


                                                 1996       1995        1994
Discount rate:
  Pension costs                                  7.5 %      8.0 %      7.5 %
  Benefit obligations                            7.5 %      7.5 %      8.0 %
Rate of long-term compensation increase:
  Pension costs                                  5.0 %      5.0 %      5.0 %
  Benefit obligations                            5.0 %      5.0 %      5.0 %
Expected long-term rate of return on assets      8.5 %      8.5 %      9.0 %

      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - In addition to pension benefits, the Company also provides certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits are subject to deductibles, copayment provisions and other limitations and are primarily funded on a pay as you go basis. The Company reserves the right to change or to terminate the benefits at any time.

      The following sets forth the funded status of the accumulated postretirement benefit obligation reconciled with amounts reported in the Company's consolidated balance sheets:


                                                                      1996            1995
                                                                          (000'S OMITTED)
Accumulated postretirement benefit obligation ("APBO"):
  Retirees                                                           $ 45,793      $ 49,853
  Fully eligible active employees                                      38,955        38,393
  Other active employees                                               64,402        73,295
                                                                     --------      --------
          Total APBO                                                  149,150       161,541

Trust assets at fair value                                                843           799
                                                                     --------      --------
APBO in excess of trust assets                                        148,307       160,742
Plus unrecognized net gain                                             38,763        10,863
                                                                     --------      --------

Postretirement benefit liability recognized in the consolidated balance sheets including $3.7 million in other current
liabilities in 1996 and 1995                                         $187,070      $171,605
                                                                     ========      ========


      The Company's net periodic postretirement benefit cost (credit) included the following components:


                                                         1996           1995            1994
                                                                    (000'S OMITTED)

Service cost - benefits earned during the year         $  7,047       $  5,819       $  7,421
Interest cost on APBO                                    11,982         12,089         11,833
Actual return on trust assets                               (50)           (43)           (41)
Other - amortization of unrecognized net gain              --          (21,603)        (5,333)
                                                       --------       --------       --------

Net periodic postretirement benefit cost (credit)      $ 18,979       $ (3,738)      $ 13,880
                                                       ========       ========       ========

      The amortization of unrecognized net gain (or loss) is due to changes in the APBO resulting from experience different from that assumed and from changes in assumptions. Gains (or losses) are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5 percent of the APBO. Increases in the per capita costs of covered health care benefits of 10 percent, 11 percent, and 12 percent were assumed for 1996, 1995, and 1994, respectively, gradually decreasing to a 5.5 percent ultimate rate by the year 2002. Increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $26 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 by $4.3 million. Discount rates of 7.5 percent, 8 percent, and 7.5 percent for 1996, 1995, and 1994, respectively, were used to determine the net periodic postretirement cost. Discount rates of 7.5 percent for 1996 and 1995 were used to determine the accumulated postretirement benefit obligation.

13.   INCOME TAXES

      The provisions for income taxes are comprised of the following:


                                           1996           1995          1994
                                                  (000'S OMITTED)
Current:
  Federal                                $ 63,056      $ 57,435      $ 70,665
  State                                     2,613         5,136         6,913
                                         --------      --------      --------
                                           65,669        62,571        77,578
Deferred                                    4,612        16,957        32,866
                                         --------      --------      --------

                                         $ 70,281      $ 79,528      $110,444
                                         ========      ========      ========


      The Federal statutory tax rate differs from the effective tax rate due to the following:

                                           1996        1995        1994

Federal statutory tax rate                 35.0%       35.0%       35.0%
State taxes, net of Federal benefit         2.9%        3.2%        2.5%
Dividend exclusions                        (3.8)%      (3.3)%      (2.2)%
Other                                       1.5%        1.9%        1.4%
                                           ----        ----        ----

Effective tax rate                         35.6%       36.8%       36.7%
                                           ====        ====        ====

      Deferred income taxes reflect the net tax effects of (i) temporary differences between the financial and tax bases of assets and liabilities and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows:


                                                                                      1996           1995
                                                                                        (000'S OMITTED)
Deferred tax liabilities:
  Property, plant and equipment                                                      $420,415      $387,298
  Inventories                                                                          72,308        72,452
  Investments in affiliates                                                            72,971        68,038
  Other                                                                                30,758         7,957
                                                                                     --------      --------
                                                                                      596,452       535,745
                                                                                     --------      --------
Deferred tax assets:
  Postretirement benefit obligations                                                   76,325        70,284
  Employee benefit accruals                                                            27,365        25,487
  Alternative minimum tax credit carryforwards                                         51,322        18,166
  Marketing and promotional accruals                                                   23,236        23,603
  Other                                                                                58,771        43,384
                                                                                     --------      --------
                                                                                      237,019       180,924
                                                                                     --------      --------

Net deferred tax liability (of which $10,684 is a current asset at
December 31,1996 and $12,823 is a current asset at December 31, 1995)                $359,433      $354,821
                                                                                     ========      ========


      At December 31, 1996, the Company has capital loss carryforwards of $10.9 million, $9 million of which expire in 1998, $0.4 million of which expire in 2000, and $1.5 million of which expire in 2001.

      The Company's alternative minimum tax credit carryforwards are available to offset regular Federal income taxes in future years without expiration, subject to certain alternative minimum tax limitations.

14.   COMMITMENTS AND CONTINGENCIES

      LITIGATION AND INJURY CLAIMS - Various lawsuits and claims arising in the ordinary course of business are pending against the Company. Included among these are: (i) litigation with a contractor who is claiming additional compensation of approximately $42 million, including interest and profits, for sludge removal and treatment at the Company's Lake Charles, Louisiana refinery; the Company is seeking contractual penalties for non-performance and breach of contract and also a determination that a portion of any damages awarded would be recoverable from a former owner; a trial is currently scheduled for March 1997 concerning the nonperformance and breach of contract issues; and (ii) litigation against the Company by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under Federal and state laws of racial discrimination in connection with the employment practices at the Company's Lake Charles, Louisiana refining complex; the plaintiffs have appealed the Court's denial of class certification; the initial trials on this litigation are currently scheduled for July 1997. The Company is vigorously contesting or pursuing, as applicable, such lawsuits and claims and believes that its positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted above, in which the outcome is not reasonably predictable and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts in excess of the Company's accruals, it is reasonably possible that such determinations could have a material adverse effect on the Company's results of operations in a given year. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Company, management of the Company believes that the ultimate resolution of these lawsuits and claims would not exceed the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Company by a material amount and, therefore, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      In January, 1997 the Louisiana Supreme Court ruled in favor of certain Louisiana refiners in an industry case regarding an assessment of a use tax on petroleum coke which accumulates on catalyst during refining operations and a change to the calculation of the sales/use tax on fuel gas generated by refinery operations. The Company believes that it has no further exposure to losses related to these matters.

      ENVIRONMENTAL MATTERS - The Company is subject to various Federal, state and local environmental laws and regulations which may require the Company to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Company or other parties. Management believes the Company is in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs.

      In 1992, the Company reached an agreement with a state agency to cease usage of certain surface impoundments at the Company's Lake Charles, Louisiana refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and a former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993 and is expected to be completed no earlier than 1998.

      In 1992, an agreement was reached between the Company and a former owner concerning a number of environmental issues. The agreement consisted, in part, of payments to the Company totaling $46 million, of which $31 million was received in 1992 and $5 million in each of the years 1993, 1994, and 1995. The former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

      At December 31, 1996 and 1995, the Company had $56 million and $60 million, respectively of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions and other environmental- related matters, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various Company sites including, but not limited to, the Company's operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

      CAPITAL EXPENDITURES - The Company's anticipated capital expenditures, excluding the investments in LYONDELL-CITGO, for the five-year period 1997 to the year 2001 total approximately $1.6 billion (unaudited). The expenditures include environmental and regulatory capital projects as well as strategic capital expenditures. At December 31, 1996, authorized expenditures on incomplete capital projects totaled approximately $229 million.

      SUPPLY AGREEMENTS - The Company has a long-term contract through August 31, 1998 which provides CITGO the option to purchase domestic crude oil at contract reference prices from an independent supplier. Purchases under this contract totaled $318 million, $261 million, and $239 million in 1996, 1995, and 1994, respectively.

      The Company has various other crude oil, refined product and feedstock purchase agreements with unaffiliated entities with terms ranging from monthly to annual renewal. The Company believes numerous sources of supply are readily available on comparable terms.

      THROUGHPUT AGREEMENTS - The Company has throughput agreements with certain pipeline affiliates (Note 9). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, the Company may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. The Company currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 1996, the Company has no fixed and determinable, unconditional purchase obligations under these agreements.

      MARINE SPILL RESPONSE ARRANGEMENTS - During the third quarter of 1995, the Company entered into a contract with National Response Corporation for marine oil removal services capability and terminated its relationship with the previous provider of that service. The Company paid a cancellation fee of approximately $16 million, which is included in cost of sales and operating expenses in 1995.

      DERIVATIVE COMMODITY ACTIVITY - The Company enters into petroleum futures contracts primarily to reduce the Company's inventory exposure to price risk. The Company also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and although usually settled in cash, can be settled through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to price movements of crude oil and refined products. Resulting gains or losses on such contracts, therefore, will generally be offset by gains and losses on the Company's hedged inventory or future purchases and sales. The Company's derivative commodity activity is closely monitored by management. Contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1996 and 1995 and the effects on cost of sales and pretax earnings for 1996, 1995, and 1994 were not material. At times, the Company enters into commodity futures and option agreements that are not related to the hedging program discussed above. This activity and its results were not material in 1996, 1995, or 1994.

      From time to time, the Company uses other over-the-counter derivative commodity agreements to hedge exposure to changes in prices of refined products. At December 31, 1996 and 1995, the Company had no such agreements in place. At December 31, 1993, the Company had one turbine fuel price collar in effect which effectively established a ceiling and floor price for 52 thousand barrels of turbine fuel sales per month. The agreement expired in August 1994.

      OTHER CREDIT AND OFF-BALANCE SHEET RISK INFORMATION AS OF DECEMBER 31, 1996 - The Company has guaranteed approximately $13 million of debt of certain CITGO distributors and an affiliate. Such debt is substantially collateralized by assets of these entities. The Company has outstanding letters of credit totaling approximately $364 million, which includes $218 million related to the Company's tax-exempt bonds. The Company has also acquired surety bonds totaling $24 million primarily due to requirements of various government entities. The Company does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

      Neither the Company nor the counterparties are required to collateralize their obligations under interest rate swaps or caps or over-the-counter derivative commodity agreements. The Company is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off- balance sheet risk of accounting loss for the notional amounts. The Company does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions as of December 31, 1996.

      Management considers the market risk to the Company related to futures contracts, commodity options activity, and other derivatives to be insignificant during the periods presented.

15.   LEASES

      The Company leases certain of its Corpus Christi refinery facilities under a long-term lease. The basic term of the lease expires on January 1, 2004; however, the Company may renew the lease until January 31, 2011, the date of its purchase option. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 1996 and 1995. Accumulated amortization related to the leased assets was approximately $86 million and $78 million at December 31, 1996 and 1995, respectively. Amortization is included in depreciation expense.

      The Company also has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $33 million in 1996 and 1995, and $34 million in 1994. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:


                                              CAPITAL        OPERATING
                                              LEASE           LEASES            TOTAL
YEAR                                                       (000'S OMITTED)

1997                                         $  27,375       $  25,424      $  52,799
1998                                            27,375          22,345         49,720
1999                                            27,375          16,880         44,255
2000                                            27,375          15,356         42,731
2001                                            27,375          14,165         41,540
Thereafter                                      90,750          48,131        138,881
                                             ---------       ---------      ---------

Total minimum lease payments                   227,625       $ 142,301      $ 369,926
                                                             =========      =========
Amount representing interest                   (86,121)
                                             ---------
Present value of minimum lease payments        141,504
Current portion                                 11,778
                                             ---------
                                             $ 129,726
                                             =========


16.   FAIR VALUE INFORMATION

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts of cash and cash equivalents and restricted cash approximate fair values because of the short maturity of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:


                                                   1996                                 1995
                                      -------------------------------   ----------------------------------
                                         CARRYING            FAIR              CARRYING         FAIR
                                          AMOUNT             VALUE              AMOUNT          VALUE
                                              (000'S OMITTED)                       (000'S OMITTED)
LIABILITIES:
  Short-term bank loans               $    53,000      $    53,000       $    25,000      $    25,000
  Long-term debt                        1,563,978        1,600,118         1,254,503        1,327,684

DERIVATIVE AND OFF-BALANCE
 SHEET FINANCIAL INSTRUMENTS -
 UNREALIZED GAINS (LOSSES):
   Interest rate swap agreements             --             (1,093)             --             (3,030)
   Interest rate cap agreements              --               --                --               --
   Guarantees of debt                        --                (60)             --                (48)
   Letters of credit                         --             (1,741)             --               (842)
   Surety bonds                              --               (100)             --                (90)



      SHORT-TERM BANK LOANS AND LONG-TERM DEBT - The fair value of short-term bank loans and long-term debt is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

      INTEREST RATE SWAP AND CAP AGREEMENTS - The fair value of these agreements is based on the estimated amount that the Company would receive or pay to terminate the agreements at the reporting dates, taking into account current interest rates and the current creditworthiness of the counterparties.

      GUARANTEES, LETTERS OF CREDIT AND SURETY BONDS - The estimated fair value of contingent guarantees of third-party debt, letters of credit and surety bonds is based on fees currently charged for similar one-year agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting dates.

      The fair value estimates presented herein are based on pertinent information available to management as of the reporting dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

17.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

      The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands):


                                            1ST QTR.        2ND QTR.        3RD QTR.        4TH QTR.
1996

Sales                                     $2,607,195      $3,333,996      $3,310,456      $3,700,413
                                          ==========      ==========      ==========      ==========
Cost of sales and operating expenses      $2,521,851      $3,228,540      $3,186,413      $3,554,199
                                          ==========      ==========      ==========      ==========

Net income                                $   14,800      $   31,229      $   33,739      $   47,201
                                          ==========      ==========      ==========      ==========

1995

Sales                                     $2,357,482      $2,952,144      $2,707,483      $2,505,051
                                          ==========      ==========      ==========      ==========
Cost of sales and operating expenses      $2,237,897      $2,850,103      $2,596,968      $2,381,044
                                          ==========      ==========      ==========      ==========

Income before extraordinary gain          $   47,161      $   25,743      $   31,087      $   32,353

Extraordinary gain                             3,380            --              --              --
                                          ----------      ----------      ----------      ----------

Net income                                $   50,541      $   25,743      $   31,087      $   32,353
                                          ==========      ==========      ==========      ==========

                                 * * * * * *

                               INDEX TO EXHIBITS

  Exhibits
  --------
    *3.1 Certificate of Incorporation, Certificate of Amendment of Certificate of Incorporation and By-laws of CITGO Petroleum Corporation.

    *4.1 Indenture, dated as of May 1, 1996, between CITGO Petroleum Corporation and the First National Bank of Chicago, relating to the 7 7/8% Senior Notes due 2006 of CITGO Petroleum Corporation.

    *4.2         Form of Senior Note (included in Exhibit 4.1).

    **10.1 Crude Supply Agreement between CITGO Petroleum Corporation and Petroleos de Venezuela, S.A., dated as of September 30, 1986.

    **10.2 Supplemental Crude Supply Agreement dated as of September 30, 1986 between CITGO Petroleum Corporation and Petroleos de Venezuela, S.A.

    **10.3 Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin Refining Company and Petroleos de Venezuela, S.A.

    **10.4 Supplemental Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin Refining Company and Petroleos de Venezuela, S.A.

    **10.5 Contract for the Purchase/Sale of Boscan Crude Oil dated as of June 2, 1993 between Tradecal, S.A. and CITGO Asphalt Refining Company.

    **10.6 Restated Contract for the Purchase/Sale of Heavy/Extra Heavy Crude Oil dated December 28, 1990 among Maraven, S.A., Lagoven, S.A. and Seaview Oil Company.

    **10.7 Sublease Agreement dated as of March 31, 1987 between Champlin Petroleum Company, Sublessor, and Champlin Refining Company, Sublease.

    **10.8 Operating Agreement dated as of May 1, 1984 among Cit-Con Oil Corporation, CITGO Petroleum Corporation and Conoco, Inc.

    **10.9 Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining Company, Ltd., dated July 1, 1993.

    **10.10 Contribution Agreement between Lyondell Petrochemical Company and LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

    **10.11 Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company, Ltd. and Lagoven, S.A. dated as of May 5, 1993.

    **10.12 Supplemental Supply Agreement dated as of May 5, 1993 between LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A.

    **10.13 Tax Allocation Agreement dated as of June 24, 1993 among PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., as amended.

    **10.14      CITGO Credit Facility.

     *10.15(i)   First Amendment to the Second Amended and Restated Senior
                 Term Loan Agreement, by and between CITGO Petroleum
                 Corporation and Bank of America National Trust and Savings
                 Association et al, dated as of February 15, 1994.

     *10.15(ii)  Second Amendment to Second Amended and Restated Senior Term
                 Loan Agreement by and among CITGO Petroleum Corporation and Bank of America Illinois et al, dated as of October 21, 1994.

     *10.15(iii) First Amendment to the Second Amended and Restated Senior
                 Revolving Credit Facility Agreement by and among CITGO Petroleum Corporation and Bank of America National Trust and Savings Association et al, dated as of February 15, 1994.

     *10.15(iv)  Second Amendment to Second Amended and Restated Senior
                 Revolving Credit Facility Agreement by and among CITGO Petroleum Corporation and Bank of America Illinois et al, dated as of October 21, 1994.

     *10.16 Master Shelf Agreement (1994) by and between Prudential Insurance Company of America and CITGO Petroleum Corporation ($100,000,000), dated March 4, 1994.

     *10.17(i)   Letter Agreement by and between the Company and Prudential
                 Insurance Company of America, dated March 4, 1994.

     *10.17(ii)  Letter Amendment No. 1 to Master Shelf Agreement with
                 Prudential Insurance Company of America, dated November 14,
                 1994.


    **10.18      CITGO Senior Debt Securities(1991) Agreement.

     *10.19 CITCON Credit Agreement between CITCON Oil Corporation and The Chase Manhattan Bank N.A., as Agent, dated as of
                 April 30, 1992.

     *10.20(i)   First Amendment to the CITCON Credit Agreement, between
                 CITCON Oil Corporation and The Chase Manhattan Bank
                 (National Association), dated as of June 30, 1992.

     *10.20(ii)  Second Amendment to the CITCON Credit Agreement, between
                 CITCON Oil Corporation and The Chase Manhattan Bank (National Association), dated as of March 31, 1994.

     *10.20(iii) Third Amendment to the CITCON Credit Agreement, between
                 CITCON Oil Corporation and The Chase Manhattan Bank (National Association), dated as of June 10, 1994.

      12.1       Computation of Ratio of Earnings to Fixed Charges.

      23.1       Consent of Independent Public Accountants.

      27.1       Financial Data Schedule (filed electronically only).

  ____________
  *     Previously filed in connection with the
        Registrant's Report on Form 10 (No. 333-3226).

  ** Incorporated by reference to the Registration Statement on Form F-1 of PDV America, Inc. (No. 33-63742).

  d.    FINANCIAL STATEMENT SCHEDULES

                The schedules filed by the Company are listed in Item 14a above as required.