Form 10-Q
period 1997-03-31
CITGO PETROLEUM CORP
filed 1997-05-13
CIK 1011746

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                         FOR THE TRANSITION PERIOD FROM
                         ______________ TO ____________

                         COMMISSION FILE NUMBER 1-14380

                          CITGO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                73-1173881
            (State or other jurisdiction of                        (I.R.S. Employer Identification No.)
             incorporation or organization)

                   ONE WARREN PLACE,
                6100 SOUTH YALE AVENUE,
                    TULSA, OKLAHOMA                                               74136
        (Address of principal executive office)                                 (Zip Code)

                                 (918) 495-4000
              (Registrant's telephone number, including area code)

                                      N.A.
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             COMMON STOCK, $1.00 PAR VALUE                                        1,000
                        (Class)                                      (outstanding at April 30, 1997)

================================================================================

                          CITGO PETROLEUM CORPORATION

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        -----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................      2
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets -- March 31, 1997 and
            December 31, 1996.........................................      3
          Condensed Consolidated Statements of Income -- Three-Month
            Periods Ended March 31, 1997 and 1996.....................      4
          Condensed Consolidated Statements of Cash
            Flows -- Three-Month Periods Ended March 31, 1997 and
            1996......................................................      5
          Notes to the Condensed Consolidated Financial Statements....    6-9
 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................  10-14
PART II.  OTHER INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K............................     15
SIGNATURES............................................................     16

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although CITGO believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                        PART I -- FINANCIAL INFORMATION

                          CITGO PETROLEUM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1997            1996
                                                              -----------    ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   10,776      $   26,856
  Accounts receivable.......................................     894,991       1,004,098
  Due from affiliates.......................................      31,691          27,738
  Inventories...............................................     918,423         833,191
  Prepaid expenses and other................................       6,900          21,626
                                                              ----------      ----------
          Total current assets..............................   1,862,781       1,913,509
PROPERTY, PLANT AND EQUIPMENT -- Net........................   2,800,448       2,786,703
RESTRICTED CASH.............................................       6,610           9,369
INVESTMENTS IN AFFILIATES...................................     837,935         790,576
OTHER ASSETS................................................     140,573         129,972
                                                              ----------      ----------
                                                              $5,648,347      $5,630,129
                                                              ==========      ==========

            LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Short-term bank loans.....................................  $   12,000      $   53,000
  Accounts payable..........................................     445,600         530,505
  Payables to affiliates....................................     253,826         275,375
  Taxes other than income...................................     189,333         200,863
  Other.....................................................     215,278         219,648
  Current portion of long-term debt.........................      95,240          95,240
  Current portion of capital lease obligation...............      11,778          11,778
                                                              ----------      ----------
          Total current liabilities.........................   1,223,055       1,386,409
LONG-TERM DEBT..............................................   1,624,607       1,468,738
CAPITAL LEASE OBLIGATION....................................     129,726         129,726
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................     179,973         183,370
OTHER NONCURRENT LIABILITIES................................     192,462         194,802
DEFERRED INCOME TAXES.......................................     388,495         370,117
MINORITY INTEREST...........................................      26,868          26,631
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock -- $1.00 par value, 1,000 shares authorized,
     issued and outstanding.................................           1               1
  Additional capital........................................   1,235,009       1,235,009
  Retained earnings.........................................     648,151         635,326
                                                              ----------      ----------
          Total shareholder's equity........................   1,883,161       1,870,336
                                                              ----------      ----------
                                                              $5,648,347      $5,630,129
                                                              ==========      ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
REVENUES:
  Net sales.................................................  $3,205,347    $2,563,959
  Sales to affiliates.......................................      57,379        43,236
                                                              ----------    ----------
                                                               3,262,726     2,607,195
  Equity in earnings (losses) of affiliates -- net..........       6,867         8,380
  Other income (expense) -- net.............................         418          (685)
                                                              ----------    ----------
                                                               3,270,011     2,614,890
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses......................   3,177,759     2,521,851
     (including purchases of $972,205 and $875,829 from
      affiliates)
  Selling, general and administrative expenses..............      41,553        43,128
  Interest expense, excluding capital lease.................      26,442        21,392
  Capital lease interest charge.............................       3,980         4,277
  Minority interest.........................................         237           750
                                                              ----------    ----------
                                                               3,249,971     2,591,398
                                                              ----------    ----------
INCOME BEFORE INCOME TAXES..................................      20,040        23,492
INCOME TAXES................................................       7,215         8,692
                                                              ----------    ----------
NET INCOME..................................................  $   12,825    $   14,800
                                                              ==========    ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1997        1996
                                                              --------    ---------
CASH FLOWS USED BY OPERATING ACTIVITIES.....................  $(37,780)   $ (17,900)
                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (61,231)    (100,400)
  Proceeds from sales of property, plant and equipment......    10,904        2,211
  Decrease (increase) in restricted cash....................     2,759      (14,384)
  Investments in LYONDELL-CITGO Refining Company Ltd........   (45,429)     (40,547)
  Investments in and advances to other affiliates...........      (240)          --
                                                              --------    ---------
     Net cash used in investing activities..................   (93,237)    (153,120)
                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term bank loans...   (41,000)     122,000
  Net borrowings on revolving bank loans....................   165,000       30,000
  Payments on term bank loan................................    (7,353)      (7,353)
  Proceeds from issuance of tax-exempt bonds................        --       25,000
  Proceeds from capital leases..............................        76           87
  Repayments of other debt..................................    (1,786)      (1,786)
                                                              --------    ---------
          Net cash provided by financing activities.........   114,937      167,948
                                                              --------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS.......................   (16,080)      (3,072)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    26,856       19,863
                                                              --------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 10,776    $  16,791
                                                              ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest, net of amounts capitalized...................  $ 16,345    $  23,036
                                                              ========    =========
     Income taxes, net of refund of $450 in 1997............  $ 14,578    $   4,990
                                                              ========    =========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

1. BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1996 and with respect to the interim three-month periods ended March 31, 1997 and 1996 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, dated March 27, 1997, for additional information.

     The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

     Certain reclassifications have been made to the March 31, 1996 financial statements to conform with the classifications used at March 31, 1997.

2. INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                                                               MARCH 31,
                                                                 1997        DECEMBER 31,
                                                              (UNAUDITED)        1996
                                                              -----------    ------------
                                                                    (000'S OMITTED)
Refined products............................................   $680,137        $616,527
Crude oil...................................................    185,688         165,564
Materials and supplies......................................     52,598          51,100
                                                               --------        --------
                                                               $918,423        $833,191
                                                               ========        ========

                          CITGO PETROLEUM CORPORATION

3. LONG-TERM DEBT

                                                              MARCH 31,
                                                                1997        DECEMBER 31,
                                                             (UNAUDITED)        1996
                                                             -----------    ------------
                                                                   (000'S OMITTED)
Revolving bank loan........................................  $  515,000      $  350,000
Term bank loan.............................................      80,882          88,235
7.875% Senior Notes $200 million face amount, due 2006.....     199,722         199,715

Private Placement:
  8.75% Series A Senior Notes due 1998.....................      37,500          37,500
  9.03% Series B Senior Notes due 2001.....................     142,857         142,857
  9.30% Series C Senior Notes due 2006.....................     113,637         113,637

Master Shelf Agreement:
  8.55% Senior Notes due 2002..............................      25,000          25,000
  8.68% Senior Notes due 2003..............................      50,000          50,000
  7.29% Senior Notes due 2004..............................      20,000          20,000
  8.59% Senior Notes due 2006..............................      40,000          40,000
  8.94% Senior Notes due 2007..............................      50,000          50,000
  7.17% Senior Notes due 2008..............................      25,000          25,000
  7.22% Senior Notes due 2009..............................      50,000          50,000

Tax Exempt Bonds:
  Pollution control revenue bonds due 2004.................      15,800          15,800
  Port facilities revenue bonds due 2007...................      11,800          11,800
  Louisiana wastewater facility revenue bonds due 2023.....       3,020           3,020
  Louisiana wastewater facility revenue bonds due 2024.....      20,000          20,000
  Louisiana wastewater facility revenue bonds due 2025.....      40,700          40,700
  Gulf Coast solid waste facility revenue bonds due 2025...      50,000          50,000
  Gulf Coast solid waste facility revenue bonds due 2026...      50,000          50,000
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026................................      25,000          25,000
Taxable Louisiana wastewater facility revenue bonds due
  2026.....................................................     120,000         120,000
Cit-Con bank credit agreement..............................      33,929          35,714
                                                             ----------      ----------
                                                              1,719,847       1,563,978
Less current portion of long-term debt.....................     (95,240)        (95,240)
                                                             ----------      ----------
                                                             $1,624,607      $1,468,738
                                                             ==========      ==========

4. COMMITMENTS AND CONTINGENCIES

     Litigation and Injury Claims -- Various lawsuits and claims in the ordinary course of business are pending against the Company. Included among these are:
(i) litigation with a contractor who is claiming additional compensation of approximately $42 million, including interest and profits, for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery; a portion of any damages awarded would be paid by a former owner; CITGO is seeking contractual penalties for nonperformance and breach of contract; a trial is currently scheduled for 1998; and (ii) litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under Federal and state laws of racial discrimination in connection with the employment practices at

                          CITGO PETROLEUM CORPORATION

CITGO's Lake Charles, Louisiana refining complex; the plaintiffs seek injunctive relief and monetary damages and have appealed the Court's denial of class certification; the initial trials relating to this litigation (previously scheduled for July 1997) are not currently included on the trial docket.

     The Company is vigorously contesting or pursuing, as applicable, such lawsuits and claims and believes that its positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted above, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts in excess of the Company's accruals, it is reasonably possible that such determinations could have a material adverse effect on the Company's results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Company, management of the Company believes that the ultimate resolution of these lawsuits and claims would not exceed the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Company by a material amount and, therefore, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Environmental Compliance and Remediation -- The Company is subject to various Federal, state and local environmental laws and regulations which may require the Company to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by the Company or other parties. Management believes the Company is in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

     At March 31, 1997, the Company had $54 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various sites of the Company including, but not limited to, operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

     Recent Developments Relating to Environmental Compliance -- Recent developments relating to environmental compliance and remediation matters include the following: (i) During 1994 and 1995, CITGO Asphalt Refining Company ("CARCO") received two Notices of Violation ("NOV") and two Compliance Orders from the Environmental Protection Agency ("EPA") relating to the operation of certain units at the Paulsboro Refinery; a Consent Order resolving these issues was entered by a federal court in February, 1997; under the terms of the Consent Order, CARCO paid a $1,230,000 penalty; the Consent Order will terminate January 30, 1998; and (ii) on September 30, 1996, CITGO received an NOV from the EPA, Washington, D.C., alleging violations of the Clean Air Act in the Chicago-Gary-Lake County, Illinois-Indiana-Wisconsin area, arising from the sale of gasoline that failed to meet the applicable minimum or maximum applicable oxygen content. The EPA has not yet proposed penalties, but CITGO anticipates the proposed penalty could possibly exceed $100,000. CITGO does not expect that such penalties will have a material adverse effect on its financial condition, results of operations or liquidity.

     Derivative Commodity and Financial Instruments -- CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil

                          CITGO PETROLEUM CORPORATION
and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales.

     CITGO has only limited involvement with other derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 1997, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized gain of $0.3 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

5. SUBSEQUENT EVENTS

     CITGO's interest in LYONDELL-CITGO Refining Company Ltd. at December 31, 1996 approximated 13%, which increased to approximately 42% on April 1, 1997 in accordance with the agreements concerning such interest. CITGO has an option, for 18 months after the completion date and for an additional investment, to increase its participation interest up to a maximum of 50%.

     On May 1, 1997, PDV America, Inc. and Unocal Corporation closed a transaction relating to The Uno-Ven Company, a midwest refining and marketing partnership held equally between affiliates of PDV America, Inc. and Unocal. The transaction involves the transfer of certain assets and liabilities to PDV Midwest Refining, L.L.C., a PDV America, Inc. affiliate. CITGO has entered into agreements to operate the assets which include: a 153,000 barrel per day, high conversion refinery in Lemont, Illinois; a lubricants blending plant in Cincinnati, Ohio; twelve light oils and lubricants terminals located in the Midwest; a 25 percent interest in a needle coke facility at the refinery; and 108 branded, retail gasoline outlets.

     On May 12, 1997 an explosion and fire occurred at CITGO's Corpus Christi Refinery. There were no reports of serious injuries to workers in the plant. The affected units are not currently operating. The Company is conducting an investigation into the cause of the event and the extent of the resulting damage. The financial effects of this event are not presently determinable.

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

     In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows. CITGO purchases a significant amount of its crude oil requirements from PDVSA or subsidiaries thereof under long-term supply agreements (expiring in the years 2006 through 2013). These supply agreements are designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on crude oil supplied by PDVSA. This supply represented approximately two-thirds of the crude oil processed in refineries operated by CITGO in the three months ended March 31, 1997. However, CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. Inflation was not a significant factor in the operations of CITGO during 1996 or during the first three months of 1997. As a result of these factors, the earnings and cash flows of CITGO may experience substantial fluctuations.

RESULTS OF OPERATIONS

     The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month periods ended March 31, 1997 and 1996:

                                                         THREE MONTHS      THREE MONTHS
                                                        ENDED MARCH 31,   ENDED MARCH 31,
                                                        ---------------   ---------------
                                                         1997     1996     1997     1996
                                                        ------   ------   ------   ------
                                                        ($ IN MILLIONS)    (MM GALLONS)
Gasoline..............................................  $1,821   $1,482    2,637    2,509
Jet fuel..............................................     361      323      551      530
Diesel/#2 fuel........................................     674      453    1,069      794
Petrochemicals, industrial products and other
  products............................................     229      189      357      334
Asphalt...............................................      35       13       63       32
Lubricants and waxes..................................     104      101       54       52
                                                        ------   ------    -----    -----
          Total refined product sales.................  $3,224   $2,561    4,731    4,251
Other sales...........................................      39       46
                                                        ------   ------    -----    -----
          Total sales.................................  $3,263   $2,607    4,731    4,251
                                                        ======   ======    =====    =====

     The following table summarizes CITGO's cost of sales and operating expenses for the three-month periods ended March 31, 1997 and 1996:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                                               ($ IN MILLIONS)
Crude oil...................................................   $  713     $  617
Refined products............................................    1,942      1,378
Intermediate feedstocks.....................................      285        197
Refining and manufacturing costs............................      200        195
Other operating costs and expenses and inventory changes....       38        135
                                                               ------     ------
          Total cost of sales and operating expenses........   $3,178     $2,522
                                                               ======     ======

     Sales revenues and volumes. Sales increased $656 million, or approximately 25%, in the three-month period ended March 31, 1997 as compared to the same period in 1996. Total sales volumes increased by 11% from 4,251 million gallons in the first quarter of 1996 to 4,731 million gallons in the first quarter of 1997. The increase in volumes, coupled with increases in most product sales prices resulted in the increase in revenues.

     Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 5% in the first quarter of 1997 as compared to the first quarter of 1996. Gasoline, jet fuel and diesel/#2 fuel , excluding bulk sales, had sales volume increases of 2%, 9% and 11%, respectively, in the first quarter of 1997, compared to the first quarter of 1996. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 397 independently owned CITGO branded retail outlets since March 31, 1996, bringing the total number of CITGO branded retail outlets to 14,556 at March 31, 1997 (17 of which are owned by CITGO).

     Sales prices of gasoline, excluding bulk sales, have been higher for the three-month period ended March 31, 1997 as compared to the same period in 1996. The average increase for the first quarter of 1997 over the first quarter of 1996 is 10 cents per gallon, or a 17% increase. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, increased 7 cents and 5 cents per gallon, respectively, or 13% and 8%, respectively, in the first quarter of 1997 as compared to the same period in 1996.

     To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales increased by $260 million, or 61%, from $424 million in the three-month period ended March 31, 1996 to $684 million in the same period in 1997. The increase in revenue for the quarter ended March 31, 1997 is a result of an 18% increase in bulk sales prices and a 36% increase in volumes between the quarters. Bulk sales revenue of diesel/#2 fuel alone increased by $157 million, or 94% for the first quarter ended March 31, 1997 as compared to the same period in 1996. The increase in diesel/#2 fuel bulk sales revenue is the result of a 69% increase in volumes combined with a 15% increase in sales prices between the quarters.

     Petrochemicals and industrial products sales revenues increased 32% and decreased 4%, respectively, for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The petrochemicals revenue increase for the quarter was the result of a 7% increase in volume, and a 24% increase in unit sales price, as compared to the same period in 1996. The industrial products revenue decrease was the result of a less than 1% increase in unit sales price and a 5% decrease in volumes for the first quarter of 1997 as compared to the same period in 1996.

     Asphalt sales revenues in the first quarter of 1997 were $22 million higher and sales volumes were 97% higher as compared to the same period in 1996. Asphalt sales prices increased 37% in the first quarter of 1997, as compared to the same period in 1996.

     Equity in earnings (losses) of affiliates -- net. Equity in earnings of affiliates decreased by $1.5 million overall for the three-month period ended March 31, 1997 as compared to the same period in 1996. The decrease was primarily due to the change in the equity in earnings of two affiliates. Equity in the earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") decreased $2.5 million, from $3.6 million in the first quarter of 1996 to $1.1 million in the first quarter of 1997. This decrease is due primarily to a decline in refining margins on non-Venezuelan crude oil and declines in the profitability of petrochemicals and lubricants. The decrease was partially offset by an increase in the equity in earnings of NISCO of $1.4 million, from a loss of $2.2 million in the first three months of 1996 to a loss of $0.8 million in the first three months of 1997.

     Other income (expense). Other income (expense) was $418 thousand for the three month period ended March 31, 1997 as compared to $(685) thousand for the same period in 1996. The difference is primarily due to a $1.3 million gain on the sale of pipeline assets in the first three months of 1997.

     Cost of sales and operating expenses. Cost of sales and operating expenses increased by $656 million or 26%, in the quarter ended March 31, 1997, as compared to the same period in 1996. Higher crude oil costs (an increase from $617 million in the first quarter of 1996 to $713 million in the first quarter of 1997) resulted from a 17% increase in crude prices, offset by a 1% decrease in crude oil volumes purchased. Refined product purchases increased in 1997 as compared to the comparable period in 1996 (up 41%, from $1,378 million to $1,942 million for the first quarter). The increase resulted from an increase in refined product purchase volumes (up 21% for the first quarter of 1997 as compared to the same period in 1996), and an increase in prices (up 17% for the first quarter of 1997 as compared to the same period in 1996). Intermediate feedstock purchases increased to $285 million in the first quarter 1997 from $197 million in the first quarter of 1996. Intermediate feedstock volumes purchased increased 22%, and prices increased 18% between the quarters ended March 31, 1996 and March 31, 1997. Refining and manufacturing costs increased 3% in the first quarter of 1997 as compared to the first quarter of 1996 (from $195 million to $200 million). Depreciation and amortization expense increased by $5 million, from $44 million to $49 million for the quarters ended March 31, 1996 and 1997, respectively. Increased capital expenditures are expected to continue to result in increases in depreciation expense.

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 61% and 55% of total cost of sales and operating expenses for the first quarters of 1997 and 1996 respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of CITGO which would impact the volume of refined products purchased and profit margins.

     Gross margin. The gross margin for the three-month period ended March 31, 1997 was $85 million, or 2.6%, compared to $85 million, or 3.3%, for the same period in 1996. The gross margin percentage in 1997 has been adversely affected by the increased volumes of refined products purchased as a percentage of sales volume. In addition, unscheduled outages at both the Lake Charles refinery and the Corpus Christi refinery reduced production of refined products. In order to satisfy customer demand, it was necessary for CITGO to purchase additional volumes of refined products.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the first quarter of 1997 by 2%, from $43 million in the first quarter of 1996 to $42 million in the first quarter of 1997.

     Interest expense. Interest expense increased by approximately $4 million, or 15% (from $26 million to $30 million), for the first quarter ended March 31, 1997, as compared to the same period in 1996. This increase is due primarily to an increase in the amount of debt outstanding during the first quarter 1997 compared to the first quarter 1996.

     Income taxes. Income taxes reported were based on an effective tax rate of 36% for the three month period ended March 31, 1997 and 37% for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month period ended March 31, 1997, the Company's consolidated net cash used in operating activities totaled approximately $38 million. Net income of $12.8 million and depreciation and amortization of $48.9 million were reduced by net changes in other items of $99 million. The more significant changes in other items included a decrease in accounts receivable (including amounts due from affiliates) of $101 million and an increase in interest payable of $14 million, which were offset by decreases in accounts payable (including amounts due to affiliates) of $110 million, increases in inventory of $85 million and a decrease in other liabilities of $6 million. The decrease in accounts receivable is due primarily to a decrease in refined product and crude oil receivables. The decrease in crude oil receivables is a result of a decrease in crude oil sales volumes and prices in March 1997 compared to December 1996. The decrease in refined product receivables is due to a decrease in refined product sales volumes and prices in March 1997 compared to December 1996. Crude oil inventories have increased due to unscheduled outages at both the Corpus Christi and Lake Charles refineries. Refined products inventories have increased following typical declines in inventory balances at year-end despite decreases in refined product prices during the first quarter as compared to year-end. In addition, distillates inventory remained higher than normal due to lower sales of fuel oil as a result of a warmer than expected winter in the Northeast. The decrease in accounts payable is due primarily to the decrease in crude oil volumes purchases and costs.

     Net cash used in investing activities of $93 million for the three-month period ended March 31, 1997 included capital expenditures of $61 million (compared to $100 million for the same period in 1996) and additional investments in LYONDELL-CITGO of $45 million (compared to $41 million for the same period in 1996) offset by proceeds from the sale of property, plant and equipment of $11 million and a decrease in restricted cash of $3 million.

     Net cash provided by financing activities of $115 million for the three-month period ended March 31, 1997 included proceeds of $165 million from a revolving bank loan and repayments of $41 million on short term borrowing facilities, repayments of $7 million on the Company's term loan and repayments of $2 million of other debt.

     As of March 31, 1997, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $160 million and $168 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. The Company believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

     The Company believes that it is in material compliance with its obligations under its debt financing arrangements at March 31, 1997.

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

     CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 1997, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates was an unrealized gain of $0.3 million. In connection with the determination of said fair market value, CITGO considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
    27                   -- Financial Data Schedule (filed electronically only)

     (b) Reports on Form 8-K:

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

                                            CITGO PETROLEUM CORPORATION

Date: May 13, 1997                                  /s/ R. M. BRIGHT
                                            ------------------------------------
                                                        R. M. Bright
                                                Controller (Chief Accounting
                                                          Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    27         -- Financial Data Schedule (filed electronically only)