Form 10-Q
period 1997-06-30
CITGO PETROLEUM CORP
filed 1997-08-13
CIK 1011746

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

                                       OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO.: 1-14380

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

     (2) has been subject to such filing requirements for the past 90
days.     Yes  [X]      No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $1.00 PAR VALUE                        1,000
      -----------------------------                        -----
                (Class)                          (outstanding at July 31, 1997)

================================================================================

                          CITGO PETROLEUM CORPORATION

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         -----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...........................      2
PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets -- June 30, 1997 and
             December 31, 1996.........................................      3
           Condensed Consolidated Statements of Income -- Three-Month
             Periods Ended June 30, 1997 and 1996 and Six-Month Periods
             Ended June 30, 1997 and 1996..............................      4
           Condensed Consolidated Statements of Cash Flows -- Six-Month
             Periods Ended June 30, 1997 and 1996......................      5
           Notes to the Condensed Consolidated Financial Statements....   6-10
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................  11-15
PART II. OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................     16
  Item 6.  Exhibits and Reports on Form 8-K............................     16
SIGNATURES.............................................................     17

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          CITGO PETROLEUM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                              ----------    ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   19,725     $   26,856
  Accounts receivable.......................................     845,987      1,004,098
  Due from affiliates.......................................      67,653         27,738
  Inventories...............................................   1,035,927        833,191
  Prepaid expenses and other................................      16,340         21,626
                                                              ----------     ----------
          Total current assets..............................   1,985,632      1,913,509
PROPERTY, PLANT AND EQUIPMENT -- Net........................   2,819,811      2,786,703
RESTRICTED CASH.............................................       6,703          9,369
INVESTMENTS IN AFFILIATES...................................     826,465        790,576
OTHER ASSETS................................................     144,021        129,972
                                                              ----------     ----------
                                                              $5,782,632     $5,630,129
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans.....................................  $   88,000     $   53,000
  Accounts payable..........................................     411,200        530,505
  Payables to affiliates....................................     224,732        275,375
  Taxes other than income...................................     249,814        200,863
  Other.....................................................     251,649        219,648
  Current portion of long-term debt.........................      95,240         95,240
  Current portion of capital lease obligation...............      12,440         11,778
                                                              ----------     ----------
     Total current liabilities..............................   1,333,075      1,386,409
LONG-TERM DEBT..............................................   1,550,476      1,468,738
CAPITAL LEASE OBLIGATION....................................     123,336        129,726
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................     203,201        183,370
OTHER NONCURRENT LIABILITIES................................     192,336        194,802
DEFERRED INCOME TAXES.......................................     377,339        370,117
MINORITY INTEREST...........................................      27,363         26,631
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock -- $1.00 par value, 1,000 shares authorized,
     issued and outstanding.................................           1              1
  Additional capital........................................   1,255,009      1,235,009
  Retained earnings.........................................     720,496        635,326
                                                              ----------     ----------
          Total shareholder's equity........................   1,975,506      1,870,336
                                                              ----------     ----------
                                                              $5,782,632     $5,630,129
                                                              ==========     ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                     THREE MONTHS                 SIX MONTHS
                                                    ENDED JUNE 30,              ENDED JUNE 30,
                                               ------------------------    ------------------------
                                                  1997          1996          1997          1996
                                               ----------    ----------    ----------    ----------
REVENUES:
  Net sales..................................  $3,369,948    $3,284,450    $6,575,295    $5,848,409
  Sales to affiliates........................      60,139        49,546       117,518        92,782
                                               ----------    ----------    ----------    ----------
                                                3,430,087     3,333,996     6,692,813     5,941,191
  Equity in earnings (losses) of
     affiliates..............................      11,949         6,956        18,816        15,336
  Other income (expense) -- net..............       1,142          (399)        1,560        (1,084)
                                               ----------    ----------    ----------    ----------
                                                3,443,178     3,340,553     6,713,189     5,955,443
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
     (including purchases of $1,221,608,
     $1,006,975, $2,193,813 and $1,882,804
     from affiliates)........................   3,261,419     3,228,540     6,439,178     5,750,391
  Selling, general and administrative
     expenses................................      52,049        33,280        93,602        76,408
  Interest expense, excluding capital
     lease...................................      30,389        24,107        56,831        45,499
  Capital lease interest charge..............       3,980         4,276         7,960         8,553
  Minority interest..........................         495           780           732         1,530
                                               ----------    ----------    ----------    ----------
                                                3,348,332     3,290,983     6,598,303     5,882,381
                                               ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES...................      94,846        49,570       114,886        73,062
INCOME TAXES.................................      22,136        18,341        29,351        27,033
                                               ----------    ----------    ----------    ----------
NET INCOME...................................  $   72,710    $   31,229    $   85,535    $   46,029
                                               ==========    ==========    ==========    ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                       -----------------------
                                                                         1997          1996
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES.................................  $  15,851     $ (80,042)
                                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................   (122,152)     (217,097)
  Proceeds from sales of property, plant and equipment...............     11,708         2,990
  Decrease (increase) in restricted cash.............................      2,665       (14,520)
  Investments in LYONDELL-CITGO Refining Company Ltd.................    (45,635)      (77,404)
  Investment in subsidiary and advances to other affiliates..........       (717)           --
                                                                       ---------     ---------
          Net cash used in investing activities......................   (154,131)     (306,031)
                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans............................     35,000        80,000
  Net borrowings on revolving bank loans.............................    100,000       105,000
  Payments on term bank loan.........................................    (14,706)      (14,706)
  Proceeds from issuance of senior notes.............................         --       199,699
  Proceeds from issuance of tax-exempt bonds.........................         --        25,000
  Capital contribution received from parent (PDV America)............     20,000            --
  Payments of capital lease obligations..............................     (5,574)       (5,308)
  Repayments of other debt...........................................     (3,571)       (3,571)
                                                                       ---------     ---------
          Net cash provided by financing activities..................    131,149       386,114
                                                                       ---------     ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....................     (7,131)           41
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................     26,856        19,863
                                                                       ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................  $  19,725     $  19,904
                                                                       =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest, net of amounts capitalized............................  $  65,014     $  52,631
                                                                       =========     =========
     Income taxes, net of refund of $450 in 1997.....................  $  25,867     $  21,628
                                                                       =========     =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Noncash capital contribution from parent (PDV America).............  $      --     $  12,664
                                                                       =========     =========
  Noncash dividend paid to parent (PDV America)......................  $    (365)    $      --
                                                                       =========     =========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (UNAUDITED)
            THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

1. BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1996 and with respect to the interim three and six-month periods ended June 30, 1997 and 1996 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, dated March 27, 1997, for additional information.

     The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

     Certain reclassifications have been made to the June 30, 1996 financial statements to conform with the classifications used at June 30, 1997.

2. ACCOUNTS RECEIVABLE

     During the second quarter of 1997, the Company established a new limited purpose subsidiary, CITGO Funding Corporation, which entered into an agreement to sell, on an ongoing basis and without recourse, up to a maximum of $125 million of trade accounts receivable at any one point in time. This agreement has a minimum term of one year expiring in June, 1998 and is renewable for successive one year terms by mutual agreement. Fees and expenses related to the agreement were recorded as Other Income (Expense) and totaled approximately $354 thousand in the second quarter of 1997. Proceeds received in June 1997 from the initial sale were used primarily to make payments on the revolving bank loan.

3. INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                                                                       JUNE 30,      DECEMBER 31,
                                                                         1997            1996
                                                                      -----------    ------------
                                                                      (UNAUDITED)
                                                                            (000'S OMITTED)
Refined products....................................................  $  781,704       $616,527
Crude oil...........................................................     196,942        165,564
Materials and supplies..............................................      57,281         51,100
                                                                      ----------       --------
                                                                      $1,035,927       $833,191
                                                                      ==========       ========

                          CITGO PETROLEUM CORPORATION

                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
                     STATEMENTS (UNAUDITED) -- (CONTINUED)

4. LONG-TERM DEBT

                                                                     JUNE 30,     DECEMBER 31,
                                                                       1997           1996
                                                                    ----------    ------------
                                                                    (UNAUDITED)
                                                                         (000'S OMITTED)
Revolving bank loan...............................................  $  450,000     $   350,000
Term bank loan....................................................      73,529          88,235
7.875% Senior Notes $200 million face amount due 2006.............     199,730         199,715
Private Placement:
  8.75% Series A Senior Notes due 1998............................      37,500          37,500
  9.03% Series B Senior Notes due 2001............................     142,857         142,857
  9.30% Series C Senior Notes due 2006............................     113,637         113,637
Master Shelf Agreement:
  8.55% Senior Notes due 2002.....................................      25,000          25,000
  8.68% Senior Notes due 2003.....................................      50,000          50,000
  7.29% Senior Notes due 2004.....................................      20,000          20,000
  8.59% Senior Notes due 2006.....................................      40,000          40,000
  8.94% Senior Notes due 2007.....................................      50,000          50,000
  7.17% Senior Notes due 2008.....................................      25,000          25,000
  7.22% Senior Notes due 2009.....................................      50,000          50,000
Tax Exempt Bonds:
  Pollution control revenue bonds due 2004........................      15,800          15,800
  Port facilities revenue bonds due 2007..........................      11,800          11,800
  Louisiana wastewater facility revenue bonds due 2023............       3,020           3,020
  Louisiana wastewater facility revenue bonds due 2024............      20,000          20,000
  Louisiana wastewater facility revenue bonds due 2025............      40,700          40,700
  Gulf Coast solid waste facility revenue bonds due 2025..........      50,000          50,000
  Gulf Coast solid waste facility revenue bonds due 2026..........      50,000          50,000
  Port of Corpus Christi sewage and solid waste disposal revenue
     bonds due 2026...............................................      25,000          25,000
Taxable Louisiana wastewater facility revenue bonds due 2026......     120,000         120,000
Cit-Con bank credit agreement.....................................      32,143          35,714
                                                                    ----------     -----------
                                                                     1,645,716       1,563,978
Less current portion of long-term debt............................     (95,240)        (95,240)
                                                                    ----------     -----------
                                                                    $1,550,476     $ 1,468,738
                                                                    ==========     ===========

5. INCOME TAXES

     Income taxes were based on an effective tax rate of 26% for the six-month period ended June 30, 1997, as compared to 37% for the comparable period in 1996. The decrease is due primarily to the favorable resolution of a significant tax issue with the Internal Revenue Service ("IRS") in the second quarter of 1997. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will more likely than not expire in 1998.

6. COMMITMENTS AND CONTINGENCIES

     Litigation and Injury Claims -- Various lawsuits and claims arising in the ordinary course of business are pending against the Company. Included among these is litigation against CITGO by a number of current and

                          CITGO PETROLEUM CORPORATION

                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
                     STATEMENTS (UNAUDITED) -- (CONTINUED)

former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles, Louisiana refining complex; the plaintiffs seek injunctive relief and monetary damages and have appealed the Court's denial of class certification; the initial trials relating to this litigation, previously scheduled for July 1997, are not currently included in the trial docket.

     In June 1997, CITGO settled litigation with a contractor who had claimed additional compensation for sludge removal and treatment at CITGO's Lake Charles, Louisiana refinery. The settlement did not have a material effect on CITGO's financial position or results of operations. CITGO believes that it has no further exposure to losses related to this matter.

     In a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical and Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against the UNO-VEN Company ("UNO-VEN") to assert claims against CITGO, Petroleos de Venezuela, S.A., PDV America, Inc., PDV Midwest Refining, L.L.C. ("PDVMR") and Union Oil Company of California pursuant to Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that CITGO and the other defendants constitute a single employer, joint employers or alter-egos for purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the Lemont refinery was acquired by PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial employment terms, but did not assume the existing labor agreement.

     On May 12, 1997 an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and are expected to be returned to full service in early August, 1997. This event did not have a material adverse effect on the Company's financial condition or results of operations. There are five lawsuits against the Company pending in federal and state courts in Corpus Christi, Texas alleging property damage and personal injury arising from the incident.

     Additionally, there is a class action lawsuit pending against the Company and other operators and owners of nearby heavy industrial facilities which was filed in state court in Corpus Christi, Texas in 1993 on behalf of property owners in the vicinity of these facilities. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of the Company's Corpus Christi refinery and the respective industrial facilities of the other defendants. The certification of the class action has been appealed to the Texas Supreme Court by the Company and other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time.

     The Company is vigorously contesting or pursuing, as applicable, such lawsuits and claims and believes that its positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted above, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts in excess of the Company's accruals, it is reasonably possible that such determinations could have a material adverse effect on the Company's results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Company, management of the Company believes that the ultimate resolution of these lawsuits and claims would not exceed by a material amount the aggregate of the amounts accrued in

                          CITGO PETROLEUM CORPORATION

                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
                     STATEMENTS (UNAUDITED) -- (CONTINUED)

respect of such lawsuits and claims and the insurance coverages available to the Company and, therefore, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

     At June 30, 1997, the Company had $48.3 million of environmental accruals included in other non-current liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various sites of the Company including, but not limited to, operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

     Recent Developments Relating to Environmental Compliance -- Recent developments relating to environmental compliance and remediation matters include the following: (i) On September 30, 1996, CITGO received a Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA"), Washington, D.C., alleging violations of the Clean Air Act in the Chicago-Gary-Lake County, Illinois-Indiana-Wisconsin area, arising from the sale of gasoline that failed to meet the applicable minimum or maximum oxygen content. CITGO has agreed to settle the NOV for $15,000; and (ii) on July 2, 1997, the Executive Director of the Texas Natural Resource Conservation Commission ("TNRCC") issued a Preliminary Report and Petition alleging that CITGO Refining and Chemicals Co., L.P. ("CITGO Refining") violated the TNRCC's rules relating to operating a hazardous waste management unit without a permit. The Report recommended a penalty of $699,200. CITGO Refining disagrees with these allegations and the proposed penalties and plans to contest the matter.

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

     CITGO has only limited involvement with other derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 1997, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1.2 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

                          CITGO PETROLEUM CORPORATION

                 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
                     STATEMENTS (UNAUDITED) -- (CONTINUED)

7. RELATED PARTY TRANSACTIONS

     On May 1, 1997, The UNO-VEN Company ("UNO-VEN") transferred certain assets and liabilities to PDV Midwest Refining, L.L.C. ("PDVMR"), a subsidiary of CITGO's parent company, PDV America, Inc. ("PDVA"), in liquidation of PDVA's 50 percent ownership interest in UNO-VEN. The assets include a 153 thousand barrel per day refinery in Lemont, Illinois, as well as eleven product distribution terminals and 89 retail sites located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery. CITGO believes that this new relationship strengthens its marketing position because of the assured access to the refined products produced.

     On May 1, 1997, pursuant to the operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN and as a result, CITGO assumed a liability for postretirement benefits other than pensions of approximately $27 million related to those employees. A corresponding amount due from PDVMR is included in Due from affiliates at June 30, 1997 pending final determination of the method of settlement by the parent company.

     CITGO and PDV America, Inc. are parties to a tax allocation agreement which is designed to provide PDV America, Inc. with sufficient cash to pay its consolidated income tax liabilities. In April 1996, $12.7 million due from CITGO to PDV America, Inc., under this tax allocation agreement for the tax years 1992 through 1994, was classified and accounted for as a contribution of capital. In June 1997, $365 thousand due from PDV America, Inc., under this tax allocation agreement for the year 1992 was classified and accounted for as a dividend. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement may be required to be paid to PDV America, Inc.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the unaudited condensed consolidated financial statements of CITGO included elsewhere herein. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, dated March 27, 1997, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of CITGO.

     In the second quarter ended June 30, 1997, CITGO generated net income of $72.7 million on revenue of $3.4 billion compared to net income of $31.2 million on revenues of $3.3 billion for the same period last year. Net income for the six months ended June 30, 1997 was $85.5 million on revenues of $6.7 billion in 1997 compared to net income of $46.0 on revenues of $6.0 billion for the same period in 1996. This improvement is due primarily to improved margins; in addition, a favorable resolution of a significant tax issue with the IRS in the second quarter of 1997 contributed to this result. These positive factors were offset to some extent by the lost production and the additional expenses associated with the fire and explosion which occurred at the Corpus Christi Refinery on May 12, 1997.

     On May 1, 1997, UNO-VEN transferred certain assets and liabilities to PDVMR, a subsidiary of CITGO's parent company, PDVA, in liquidation of PDVA's 50 percent ownership interest in UNO-VEN. The assets include a 153 thousand barrel per day refinery in Lemont, Illinois, as well as eleven product distribution terminals and 89 retail sites located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery.

RESULTS OF OPERATIONS

     The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month and six-month periods ended June 30, 1997 and 1996:

                                                                         THREE MONTHS
                                      THREE MONTHS       SIX MONTHS       ENDED JUNE       SIX MONTHS
                                     ENDED JUNE 30,    ENDED JUNE 30,         30,        ENDED JUNE 30,
                                     ---------------   ---------------   -------------   --------------
                                      1997     1996     1997     1996    1997    1996     1997    1996
                                     ------   ------   ------   ------   -----   -----   ------   -----
                                              ($ IN MILLIONS)                     (MM GALLONS)
Gasoline............................ $1,952   $1,989   $3,773   $3,471   2,998   2,902    5,635   5,411
Jet fuel............................    286      322      647      645     504     563    1,055   1,093
Diesel/#2 fuel......................    600      595    1,274    1,048   1,087   1,021    2,156   1,815
Petrochemicals, industrial products
  and other products................    304      200      533      389     499     343      856     677
Asphalt.............................    122       75      157       88     216     175      279     207
Lubricants and waxes................    120      114      224      215      62      58      116     110
                                     ------   ------   ------   ------   -----   -----   ------   -----
          Total refined product
            sales................... $3,384   $3,295   $6,608   $5,856   5,366   5,062   10,097   9,313
Other sales.........................     46       39       85       85
                                     ------   ------   ------   ------   -----   -----   ------   -----
          Total sales............... $3,430   $3,334   $6,693   $5,941   5,366   5,062   10,097   9,313
                                     ======   ======   ======   ======   =====   =====   ======   =====

     The following table summarizes CITGO's cost of sales and operating expenses for the three-month and six-month periods ended June 30, 1997 and 1996:

                                                           THREE MONTHS         SIX MONTHS
                                                          ENDED JUNE 30,      ENDED JUNE 30,
                                                         ----------------    ----------------
                                                          1997      1996      1997      1996
                                                         ------    ------    ------    ------
                                                         ($ IN MILLIONS)     ($ IN MILLIONS)
    Crude oil..........................................  $  754    $  765    $1,467    $1,382
    Refined products...................................   2,013     2,016     3,955     3,394
    Intermediate feedstocks............................     244       228       529       426
    Refining and manufacturing costs...................     211       206       411       401
    Other operating costs and expenses and inventory
      changes..........................................      39        14        77       147
                                                         ------    ------    ------    ------
              Total cost of sales and operating
                expenses...............................  $3,261    $3,229    $6,439    $5,750
                                                         ======    ======    ======    ======

     Sales revenues and volumes. Sales increased $96 million, or approximately 3%, in the three-month period ended June 30, 1997, and by $752 million, or 13%, in the six-month period ended June 30, 1997 as compared to the same periods in 1996. Total sales volumes increased by 6% from 5,062 million gallons in the second quarter of 1996 to 5,366 million gallons in the second quarter of 1997, and increased by 8% from 9,313 million gallons in the first six months of 1996 to 10,097 million gallons in the first six months of 1997. The increase in volumes, coupled with increases in most product sales prices resulted in the increase in revenues between the six-month periods.

     Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 12% in the second quarter of 1997 as compared to the second quarter of 1996, and increased by 8% in the first six months of 1997 as compared to the same period in 1996. Gasoline, diesel/#2 fuel and jet fuel , excluding bulk sales, had sales volume increases of 11% and 30% and a decrease of 2%, respectively, in the second quarter of 1997, compared to the second quarter of 1996. For the six-month period ended June 30, 1997 versus the same period in 1996, gasoline, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume increases of 7%, 20% and 3%, respectively. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 314 independently owned CITGO branded retail outlets since June 30, 1996, bringing the total number of CITGO branded retail outlets to 14,710 at June 30, 1997, substantially all of which are independently owned.

     Sales prices of gasoline, excluding bulk sales, were lower in the second quarter of 1997 than in the second quarter of 1996. The average decrease for the second quarter of 1997 over the second quarter of 1996 was 4 cents per gallon, or a 6% decrease. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, decreased 3 cents and 5 cents per gallon, respectively, or 5% and 8%, respectively, in the second quarter of 1997 as compared to the same period in 1996. For the six-month period ended June 30, 1997, gasoline prices, excluding bulk sales, were approximately 4% higher, jet fuel prices were approximately 4% higher and diesel/#2 fuel prices were less than 1% lower than prices for the same period in 1996.

     To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales revenue decreased by $173 million or 23% from $753 million in the three-month period ended June 30, 1996 to $580 million in the same period in 1997. The decrease is attributable to a 4% decline in prices and a 20% decline in volumes. Such bulk sales revenue increased by $87 million or 7% from $1,177 million in the six-month period ended June 30, 1996 to $1,264 million in the same period in 1997. The increase is attributable to a 6% increase in prices and a 2% increase in volumes.

     Petrochemicals and industrial products sales revenues increased 46% and 76%, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, and increased 39% and 33%, respectively, for the six months ended June 30, 1997 versus the six months ended June 30, 1996. The petrochemicals revenue increases were the result of an 8% increase in unit sales price, and a 36% increase in volume for the second quarter of 1997 and a 15% increase in unit sales price and a 21% increase in volume for the six-month period ended June 30, 1997, as compared to the same periods in 1996. The industrial products revenue increases were the result of a 12% increase in unit sales price and a 57% increase in volumes for the second quarter of 1997 and a 7% increase in unit sales price and a 24% volume increase for the six-month period ended June 30, 1997, as compared to the same periods in 1996.

     Asphalt sales revenues in the second quarter of 1997 were $47 million higher while sales volumes were 23% higher, than in the same period in 1996. Sales revenues were $69 million higher, and sales volumes were 35% higher, in the first six months of 1997 as compared to the same period in 1996. Asphalt sales prices increased 32% in the second quarter of 1997, and 32% in the first six months of 1997, from the same periods in 1996.

     Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased by $5.0 million overall for the three-month period and increased $3.5 million overall for the six-month period ended June 30, 1997 as compared to the same periods in 1996. For the second quarter period, the increase was primarily due to the change in the equity in earnings of two affiliates. Equity in the earnings of Nelson Industrial Steam Company ("NISCO") decreased by $1.3 million, from a loss of $0.1 million in the second quarter of 1996 to a loss of $1.4 million in the second quarter of 1997. Equity in the earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") increased $7.9 million, from $0.9 million in the second quarter of 1996 to $8.8 million in the second quarter of 1997. For the first six months, the increase in 1997 from 1996 was primarily due to an increase in the equity in the earnings of LYONDELL-CITGO which increased $5.5 million, from $4.4 million in the first six months of 1996 to $9.9 million in the first six months of 1997. This increase was due primarily to the change in CITGO's interest in LYONDELL-CITGO which increased from 13% at December 31, 1996 to approximately 42% on April 1, 1997. The increase in CITGO's interest in LYONDELL-CITGO was offset by a decrease in LYONDELL-CITGO's earnings due to lower refined product volumes, higher production and maintenance costs and declines in the profitability of petrochemicals as compared to the second quarter of 1996.

     Other income (expense). Other income (expense) was $1.6 million for the six month period ended June 30, 1997 as compared to $(1.1) million for the same period in 1996. The difference is primarily due to a $1.3 million net management fee charged to PDVMR in the first six months of 1997 and a $1.3 million gain on the sale of pipeline assets in the first three months of 1997.

     Cost of sales and operating expenses. Cost of sales and operating expenses increased by $32 million or 1%, in the quarter ended June 30, 1997, and increased $689 million or 12%, in the six-month period ended June 30, 1997, as compared to the same periods in 1996. Lower crude oil costs ( a decrease from $765 million in the second quarter of 1996 to $754 million in the second quarter of 1997) resulted from a 6% decrease in crude prices and a 5% increase in crude oil volumes purchased. Crude oil costs increased from $1,382 million in the six-month period ended June 30, 1996 to $1,467 million in the first six months of 1997, the result of a 4% increase in crude prices and a 2% increase in crude oil volumes purchased. Refined product purchases decreased in the second quarter of 1997 as compared to the same quarter in 1996 (down less than 1%, from $2,016 million to $2,013 million for the second quarter), and increased in the first six months of 1997 as compared to the same period in 1996 (up 17%, from $3,394 million to $3,955 million, for the first six months). These changes resulted from increases in refined product purchase volumes, (up 5% for the second quarter and 12% for the first six months of 1997 as compared to the same periods in 1996), and changes in prices (down 5% for the second quarter and up 4% for the first six months of 1997 as compared to the same periods in 1996). Intermediate feedstock purchases increased to $244 million from $228 million in the second quarter of 1996, or an increase of 7%, and increased to $529 million for the first six months of 1997 from $426 million for the first six months of 1996, or an increase of 24%. Intermediate feedstock volumes purchased increased 10%, and prices decreased 3% between the quarters ended June 30, 1996 and June 30, 1997. Intermediate feedstock volumes purchased increased 16% and prices increased 7% between the six-month periods ended June 30, 1996 and June 30, 1997. Refining and manufacturing costs increased for both periods in 1997 as compared to 1996, 2% for the second quarter (from $206 million to $211 million), and 2% for the six-month period ended June 30 (from $401 million to $411 million). CITGO incurred additional expenses associated with the fire and explosion which occurred at the Corpus Christi refinery on May 12, 1997. Depreciation and amortization expense increased from $44 million to $54 million between the quarters ended June 30, 1996 and 1997, respectively, and from $88 million to $103 million between the six-month periods ended June 30, 1996 and 1997, respectively, due in both cases to significant capital projects formerly classified as work in progress put into service during the 1997 reporting periods.

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 62% of total cost of sales and operating expenses for the second quarter of both 1997 and 1996, and 61% and 59% for the first six months of 1997 and 1996, respectively. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. CITGO anticipates that its purchased refined product requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of CITGO which would impact the volume of refined products purchased.

     Gross margin. The gross margin for the three-month period ended June 30, 1997 was $169 million, or 5%, compared to $105 million, or 3%, for the same period in 1996. The gross margin for the six-month period ended June 30, 1997 was $254 million, or 4%, compared to $191 million, or 3%, for the six-month period ended June 30, 1996. Gross margins in 1997 have been positively affected by asphalt and petrochemical activities as well as generally improved operating margins (in each case, as discussed above).

     Selling, general and administrative expenses. Selling, general and administrative expenses increased in the second quarter of 1997 by 58%, from $33 million in the second quarter of 1996 to $52 million in the second quarter of 1997, and increased 24% from $76 million in the first six months of 1996 to $94 million in the same period in 1997. The increase during the second quarter and the six months ended June 30, 1997 is primarily due to increased selling expenses in 1997 including the effect of the change in focus of the Company's marketing programs initiated in April 1996. In addition, selling, general and administrative expenses increased in several other areas including purchasing, legal, information systems, corporate executive, credit card and other charges, none of which increased more than $4 million individually, but in the aggregate increased approximately $13 million.

     Interest expense. Interest expense increased $6 million, or 21% (from $28 million to $34 million), for the second quarter ended June 30, 1997, and increased year-to-date by approximately $11 million, or 20% (from $54 million to $65 million), as compared to the same periods in 1996. This increase is primarily due to the increase in the amount outstanding under the Company's revolving bank loan and senior notes.

     Income taxes. Income taxes were based on an effective tax rate of 26% for the six-month period ended June 30, 1997, as compared to 37% for the comparable period in 1996. The decrease is due primarily to the favorable resolution of a significant tax issue with the IRS in the second quarter of 1997. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will more likely than not expire in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the six-month period ended June 30, 1997, the Company's consolidated net cash provided by operating activities totaled approximately $16 million. Net income of $86 million and depreciation and amortization of $103 million were offset by net changes in other items of $173 million. The more significant changes in other items included a decrease in accounts receivable (including amounts due from affiliates) of $109 million, decreases in prepaid expenses and other assets of $6 million and increases in deferred taxes of $7 million, offset by increases in inventory of $203 million, decreases in accounts payable (including amounts due to affiliates) of $89 million, and increases in other liabilities of $38 million. The decrease in accounts receivable is due primarily to the sale of $125 million of accounts receivable in June 1997, proceeds of which were used primarily to make payments on the revolving bank loan. Refined products inventories have increased since the end of 1996 due to increases in both volumes purchased and costs. The decrease in accounts payable is due primarily to the purchase of inventories of an affiliated company for which the amount due is included in a net receivable position due from the affiliate.

     Net cash used in investing activities of $154 million for the six-month period ended June 30, 1997 included capital expenditures of $122 million (compared to $217 million for the same period in 1996) and an additional investment in LYONDELL-CITGO of $46 million (compared to $77 million for the same period in 1996). Net cash provided by financing activities of $131 million for the six-month period ended June 30, 1997 included proceeds to CITGO of $35 million from short-term borrowing facilities, additional proceeds during the period of $100 million on its revolving bank facility and a capital contribution of $20 million from its parent company, PDV America, Inc. Funds received from these financing activities were partially offset by net repayments of $24 million on the Company's term note and other debt.

     As of June 30, 1997, capital resources available to the Company included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $225 million and $127 million of uncommitted short-term borrowing facilities with various banks. Additionally, the Company may offer and sell up to $400 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission which became effective in May 1996. The Company believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements. The Company believes that it is in material compliance with its obligations under its debt financing arrangements at June 30, 1997.

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

     CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 1997, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates was an unrealized loss of $1.2 million. In connection with the determination of such fair market value, CITGO considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a description of certain recent developments, see Note 6 to the Condensed Consolidated Financial Statements for the Three and Six-Month Periods ended June 30, 1997, included in Part I hereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule (filed electronically only)

     (b) Reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CITGO PETROLEUM CORPORATION

Date: August 13, 1997                               /s/ R. M. BRIGHT
                                            ------------------------------------
                                                        R. M. Bright
                                                Controller (Chief Accounting
                                                          Officer)

                                 EXHIBIT INDEX

      EXHIBIT
        NO.                                        DESCRIPTION
-------------------- ------------------------------------------------------------------------
         27          -- Financial Data Schedule (filed electronically only)