Form 10-Q
period 1997-09-30
CITGO PETROLEUM CORP
filed 1997-11-13
CIK 1011746

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $1.00 PAR VALUE                              1,000
        -----------------------------                              -----
                   (Class)                           (outstanding at October 31, 1997)

================================================================================

                          CITGO PETROLEUM CORPORATION

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...........................      2
 PART I.   FINANCIAL INFORMATION
 Item 1.   Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets -- September 30, 1997
           and December 31, 1996.......................................      3
           Condensed Consolidated Statements of Income -- Three-Month
           Periods Ended September 30, 1997 and 1996 and Nine-Month
           Periods Ended September 30, 1997 and 1996...................      4
           Condensed Consolidated Statements of Cash
           Flows -- Nine-Month Periods Ended September 30, 1997 and
           1996........................................................      5
           Notes to the Condensed Consolidated Financial Statements....   6-10
 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  11-16
PART II.   OTHER INFORMATION
 Item 1.   Legal Proceedings...........................................     17
 Item 6.   Exhibits and Reports on Form 8-K............................     17
SIGNATURES.............................................................     18

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CITGO PETROLEUM CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   25,014       $   26,856
  Accounts receivable.......................................      915,131        1,004,098
  Due from affiliates.......................................       28,512           27,738
  Inventories...............................................      997,064          833,191
  Prepaid expenses and other................................       18,625           21,626
                                                               ----------       ----------
          Total current assets..............................    1,984,346        1,913,509
PROPERTY, PLANT AND EQUIPMENT -- Net........................    2,833,657        2,786,703
RESTRICTED CASH.............................................        6,822            9,369
INVESTMENTS IN AFFILIATES...................................      828,771          790,576
OTHER ASSETS................................................      142,759          129,972
                                                               ----------       ----------
                                                               $5,796,355       $5,630,129
                                                               ==========       ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Short-term bank loans.....................................   $   98,000       $   53,000
  Accounts payable..........................................      425,591          530,505
  Payables to affiliates....................................      228,869          275,375
  Taxes other than income...................................      238,960          200,863
  Other.....................................................      308,822          219,648
  Current portion of long-term debt.........................       95,240           95,240
  Current portion of capital lease obligation...............       12,440           11,778
                                                               ----------       ----------
          Total current liabilities.........................    1,407,922        1,386,409
LONG-TERM DEBT..............................................    1,361,345        1,468,738
CAPITAL LEASE OBLIGATION....................................      123,336          129,726
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................      201,490          183,370
OTHER NONCURRENT LIABILITIES................................      196,981          194,802
DEFERRED INCOME TAXES.......................................      415,569          370,117
MINORITY INTEREST...........................................       27,861           26,631
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock -- $1.00 par value, 1,000 shares authorized,
     issued and outstanding.................................            1                1
  Additional capital........................................    1,255,009        1,235,009
  Retained earnings.........................................      806,841          635,326
                                                               ----------       ----------
          Total shareholder's equity........................    2,061,851        1,870,336
                                                               ----------       ----------
                                                               $5,796,355       $5,630,129
                                                               ==========       ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                 THREE MONTHS                 NINE MONTHS
                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                           ------------------------    -------------------------
                                              1997          1996          1997           1996
                                           ----------    ----------    -----------    ----------
REVENUES:
  Net sales..............................  $3,504,752    $3,267,356    $10,080,047    $9,115,765
  Sales to affiliates....................      51,073        43,100        168,591       135,882
                                           ----------    ----------    -----------    ----------
                                            3,555,825     3,310,456     10,248,638     9,251,647
  Equity in earnings (losses) of
     affiliates..........................      23,892         3,891         42,708        19,227
  Other income (expense) -- net..........     (14,150)         (456)       (12,590)       (1,540)
                                           ----------    ----------    -----------    ----------
                                            3,565,567     3,313,891     10,278,756     9,269,334
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses...   3,327,669     3,186,413      9,766,847     8,936,804
  (including purchases of $1,289,172,
  $960,193, $3,482,985 and $2,842,997
  from affiliates)
  Selling, general and administrative
     expenses............................      55,940        44,562        149,542       120,970
  Interest expense, excluding capital
     lease...............................      28,699        25,306         85,530        70,805
  Capital lease interest charge..........       3,818         4,133         11,778        12,686
  Minority interest......................         498           (77)         1,230         1,453
                                           ----------    ----------    -----------    ----------
                                            3,416,624     3,260,337     10,014,927     9,142,718
                                           ----------    ----------    -----------    ----------
INCOME BEFORE INCOME TAXES...............     148,943        53,554        263,829       126,616
INCOME TAXES.............................      56,598        19,815         85,949        46,848
                                           ----------    ----------    -----------    ----------
NET INCOME...............................  $   92,345    $   33,739    $   177,880    $   79,768
                                           ==========    ==========    ===========    ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                1997        1996
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES........................  $ 268,182   $  73,055
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (183,639)   (318,343)
  Proceeds from sales of property, plant and equipment......     12,057       3,696
  Decrease (increase) in restricted cash....................      2,547     (10,770)
  Investments in LYONDELL-CITGO Refining Company Ltd........    (45,635)   (106,361)
  Investment in subsidiary and advances to other
     affiliates.............................................     (1,417)         --
                                                              ---------   ---------
          Net cash used in investing activities.............   (216,087)   (431,778)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans...................     45,000      61,000
  Net payments on revolving bank loans......................    (80,000)    (10,000)
  Payments on term bank loan................................    (22,059)    (22,059)
  Proceeds from issuance of senior notes....................         --     199,694
  Proceeds from issuance of taxable bonds...................         --     120,000
  Proceeds from issuance of tax-exempt bonds................         --      25,000
  Capital contribution received from parent (PDV America)...     20,000          --
  Dividend paid to parent...................................     (6,000)         --
  Payments of capital lease obligations.....................     (5,521)     (5,912)
  Repayments of other debt..................................     (5,357)     (5,357)
                                                              ---------   ---------
          Net cash (used in) provided by financing
            activities......................................    (53,937)    362,366
                                                              ---------   ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............     (1,842)      3,643
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     26,856      19,863
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  25,014   $  23,506
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest, net of amounts capitalized...................  $  82,863   $  73,857
                                                              =========   =========
     Income taxes, net of refunds of $450 and $3,449 in 1997
      and 1996..............................................  $  24,813   $  44,033
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Noncash capital contribution from parent (PDV America)....  $      --   $  12,664
                                                              =========   =========
  Noncash dividend paid to parent (PDV America).............  $    (365)  $      --
                                                              =========   =========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

1. BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1996 and with respect to the interim three and nine-month periods ended September 30, 1997 and 1996 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1996 on Form 10-K, dated March 27, 1997, for additional information.

     The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

     Certain reclassifications have been made to the September 30, 1996 financial statements to conform with the classifications used at September 30, 1997.

2. ACCOUNTS RECEIVABLE

     During the second quarter of 1997, the Company established a new limited purpose subsidiary, CITGO Funding Corporation, which entered into an agreement to sell, on an ongoing basis and without recourse, up to a maximum of $125 million of trade accounts receivable at any one point in time. This agreement has a minimum term of one year expiring in June, 1998 and is renewable for successive one year terms by mutual agreement. Fees and expenses related to the agreement were recorded as Other Income (Expense) and totaled approximately $1.9 million in the third quarter of 1997 and $2.2 million for the nine months ended September 30, 1997. Proceeds from the initial sale were used primarily to make payments on the revolving bank loan.

3. INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1997             1996
                                                             -------------    ------------
                                                              (UNAUDITED)
                                                                    (000'S OMITTED)
Refined products...........................................    $800,559         $616,527
Crude oil..................................................     141,997          165,564
Materials and supplies.....................................      54,508           51,100
                                                               --------         --------
                                                               $997,064         $833,191
                                                               ========         ========

                          CITGO PETROLEUM CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

4. LONG-TERM DEBT

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)
                                                                     (000'S OMITTED)
Revolving bank loan.........................................   $  270,000       $  350,000
Term bank loan..............................................       66,176           88,235
7.875% Senior Notes $200 million face amount due 2006.......      199,738          199,715
Private Placement:
  8.75% Series A Senior Notes due 1998......................       37,500           37,500
  9.03% Series B Senior Notes due 2001......................      142,857          142,857
  9.30% Series C Senior Notes due 2006......................      113,637          113,637
Master Shelf Agreement:
  8.55% Senior Notes due 2002...............................       25,000           25,000
  8.68% Senior Notes due 2003...............................       50,000           50,000
  7.29% Senior Notes due 2004...............................       20,000           20,000
  8.59% Senior Notes due 2006...............................       40,000           40,000
  8.94% Senior Notes due 2007...............................       50,000           50,000
  7.17% Senior Notes due 2008...............................       25,000           25,000
  7.22% Senior Notes due 2009...............................       50,000           50,000
Tax Exempt Bonds:
  Pollution control revenue bonds due 2004..................       15,800           15,800
  Port facilities revenue bonds due 2007....................       11,800           11,800
  Louisiana wastewater facility revenue bonds due 2023......        3,020            3,020
  Louisiana wastewater facility revenue bonds due 2024......       20,000           20,000
  Louisiana wastewater facility revenue bonds due 2025......       40,700           40,700
  Gulf Coast solid waste facility revenue bonds due 2025....       50,000           50,000
  Gulf Coast solid waste facility revenue bonds due 2026....       50,000           50,000
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026.................................       25,000           25,000
Taxable Louisiana wastewater facility revenue bonds due
  2026......................................................      120,000          120,000
Cit-Con bank credit agreement...............................       30,357           35,714
                                                               ----------       ----------
                                                                1,456,585        1,563,978
Less current portion of long-term debt......................      (95,240)         (95,240)
                                                               ----------       ----------
                                                               $1,361,345       $1,468,738
                                                               ==========       ==========

5. INCOME TAXES

     Income taxes were based on an effective tax rate of 38% for the three-month period ended September 30, 1997, as compared to 37% for the comparable period in 1996. The effective tax rate was 33% for the nine month period ended September 30, 1997, as compared to 37% for the comparable period in 1996. The decrease is due primarily to the favorable resolution of a significant tax issue with the Internal Revenue Service ("IRS") in the second quarter of 1997. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that, will more likely than not, expire in 1998.

                          CITGO PETROLEUM CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

6. COMMITMENTS AND CONTINGENCIES

     Litigation and Injury Claims -- Various lawsuits and claims arising in the ordinary course of business are pending against the Company. Included among these is litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles, Louisiana refining complex; the plaintiffs seek injunctive relief and monetary damages and have appealed the Court's denial of class certification; the initial trials relating to this litigation are not currently included in the trial docket.

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

     On May 12, 1997 an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and were returned to full service in early August, 1997. The Company has property damage and business interruption insurance which related to this event. As a result, this event did not have a material adverse effect on the Company's financial condition or results of operations. There are six lawsuits against the Company pending in federal and state courts in Corpus Christi, Texas alleging property damage and personal injury arising from the incident as well as punitive damages.

     Additionally, there is a class action lawsuit pending against the Company and other operators and owners of nearby heavy industrial facilities which was filed in state court in Corpus Christi, Texas in 1993 on behalf of property owners in the vicinity of these facilities. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of the Company's Corpus Christi refinery and the respective industrial facilities of the other defendants. The certification of the class action has been appealed to the Texas Supreme Court by the Company and other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. The Company has signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million which includes the purchase of approximately 290 properties in an adjacent neighborhood. Of this amount, $15.7 million was expensed during the third quarter 1997. The agreement provides that the Company may terminate the settlement if more than ten percent of the class members elect to opt out of the settlement. The court is currently considering the approval of the settlement agreement.

     The Company is vigorously contesting or pursuing, as applicable, such lawsuits and claims and believes that its positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted above, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts in excess of the Company's accruals, it is reasonably possible that such

                          CITGO PETROLEUM CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

determinations could have a material adverse effect on the Company's results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Company, management of the Company believes that the ultimate resolution of these lawsuits and claims would not exceed, by a material amount, the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Company and, therefore, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

     At September 30, 1997, the Company had $48.0 million of environmental accruals included in other non-current liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which would require additional expenditures may exist for various sites of the Company including, but not limited to, operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

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

     CITGO has only limited involvement with other derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 1997, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.3 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

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

                          CITGO PETROLEUM CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

7. RELATED PARTY TRANSACTIONS

     On May 1, 1997, pursuant to an operating agreement with PDV Midwest Refining, L.L.C. ("PDVMR"), a subsidiary of CITGO's parent company, PDV America, Inc. ("PDVA"), CITGO became the operator of the PDVMR Lemont refinery, and employed a substantial number of employees previously employed in the refinery by UNO-VEN and as a result, CITGO assumed a liability for postretirement benefits other than pensions of approximately $27 million related to those employees. The corresponding amount due from PDVMR is included in Payables to affiliates at September 30, 1997 pending final determination of the method of settlement by the parent company.

     An affiliate of Petroleos de Venezuela S.A., CITGO's indirect parent, acquired a 50 percent equity interest in Mobil Corporation's refinery in Chalmette, Louisiana in October, 1997 and has assigned to CITGO it's option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1998. CITGO exercised this option on November 1, 1997 and is acquiring approximately 80 thousand barrels per day of refined products, approximately one half of which is gasoline.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In the third quarter ended September 30, 1997, CITGO generated net income of $92.3 million on revenue of $3.6 billion compared to net income of $33.7 million on revenues of $3.3 billion for the same period last year. Net income for the nine months ended September 30, 1997 was $177.9 million on revenues of $10.3 billion compared to net income of $79.8 million on revenues of $9.3 billion for the same period in 1996. This improvement is due primarily to very favorable refinery margins combined with strong operating performances at all of CITGO's refineries, as well as better than expected earnings contributions from CITGO's petrochemicals and asphalt operations.

     In July 1997, the Company's senior management implemented a Transformation Program designed to ensure that numerous expense control, business information systems and business efficiency initiatives underway are effectively coordinated to achieve desired results. Included in this program are reviews of the Company's business units, assets, strategies, and business processes. As part of this program, the first phase of Systems, Applications and Products in Data Processing ("SAP") implementation, which includes the Company's financial reporting systems, is scheduled for January 1, 1998. Additional SAP modules are to be implemented throughout 1998 and 1999.

     Although specifics have not yet been determined, the Transformation Program may result in various financial reporting classification changes.

RESULTS OF OPERATIONS

     The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 1997 and 1996:

                               THREE MONTHS       NINE MONTHS      THREE MONTHS      NINE MONTHS
                                   ENDED             ENDED             ENDED            ENDED
                               SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                              ---------------   ----------------   -------------   ---------------
                               1997     1996     1997      1996    1997    1996     1997     1996
                              ------   ------   -------   ------   -----   -----   ------   ------
                                       ($ IN MILLIONS)                      (MM GALLONS)
Gasoline....................  $2,128   $1,959   $ 5,901   $5,430   3,180   3,023    8,815    8,434
Jet fuel....................     241      396       888    1,041     424     634    1,479    1,727
Diesel/#2 fuel..............     541      496     1,815    1,544   1,007     817    3,163    2,632
Petrochemicals, industrial
  products and other
  products..................     318      212       851      601     532     366    1,388    1,043
Asphalt.....................     151       94       308      182     280     209      559      416
Lubricants and waxes........     127      111       351      326      63      56      179      166
                              ------   ------   -------   ------   -----   -----   ------   ------
         Total refined
           product sales....  $3,506   $3,268   $10,114   $9,124   5,486   5,105   15,583   14,418
Other sales.................      50       42       135      128
                              ------   ------   -------   ------   -----   -----   ------   ------
         Total sales........  $3,556   $3,310   $10,249   $9,252   5,486   5,105   15,583   14,418
                              ======   ======   =======   ======   =====   =====   ======   ======

     The following table summarizes CITGO's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 1997 and 1996:

                                                                            NINE MONTHS
                                                      THREE MONTHS             ENDED
                                                  ENDED SEPTEMBER 30,      SEPTEMBER 30,
                                                  --------------------    ----------------
                                                    1997        1996       1997      1996
                                                  --------    --------    ------    ------
                                                              ($ IN MILLIONS)
Crude oil.......................................    $  798      $  747    $2,265    $2,129
Refined products................................     1,916       1,829     5,871     5,224
Intermediate feedstocks.........................       276         250       805       676
Refining and manufacturing costs................       201         201       612       602
Other operating costs and expenses and inventory
  changes.......................................       137         159       214       306
                                                    ------      ------    ------    ------
          Total cost of sales and operating
            expenses............................    $3,328      $3,186    $9,767    $8,937
                                                    ======      ======    ======    ======

     Sales revenues and volumes. Sales increased $246 million, or approximately 7%, in the three-month period ended September 30, 1997, and by $997 million, or 11%, in the nine-month period ended September 30, 1997 as compared to the same periods in 1996. Total sales volumes increased by 7% from 5,105 million gallons in the third quarter of 1996 to 5,486 million gallons in the third quarter of 1997, and increased by 8% from 14,418 million gallons in the first nine months of 1996 to 15,583 million gallons in the first nine months of 1997. The increase in volumes, coupled with increases in most product sales prices resulted in the increase in revenues between the nine-month periods.

     Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 9% in the third quarter of 1997 as compared to the third quarter of 1996, and increased by 9% in the first nine months of 1997 as compared to the same period in 1996. Gasoline, diesel/ #2 fuel and jet fuel, excluding bulk sales, had sales volume increases of 14% and 35% and a decrease of 30%, respectively, in the third quarter of 1997, compared to the third quarter of 1996. For the nine-month period ended September 30, 1997 versus the same period in 1996, gasoline, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume increases of 9% and 25% and a decrease of 9%, respectively. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 315 independently owned CITGO branded retail outlets since September 30, 1996, bringing the total number of CITGO branded retail outlets to 14,887 at September 30, 1997, substantially all of which are independently owned. Diesel/#2 fuel sales volumes increased in part due to sales to former UNO-VEN customers which have become CITGO customers. In addition, CITGO has increased its marketing effort relative to diesel/#2 fuel in order to sell the increased production of the LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") facility (see also Equity in earnings (losses) of affiliates). Jet fuel sales volume decreased as CITGO reduced its contract sales volume in order to bring it closer to the refinery production volume.

     Sales prices of gasoline, excluding bulk sales, were higher in the third quarter of 1997 than in the third quarter of 1996. The average increase for the third quarter of 1997 over the third quarter of 1996 was 1 cent per gallon, or a 2% increase. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, decreased 6 cents and 8 cents per gallon, respectively, or 9% and 13%, respectively, in the third quarter of 1997 as compared to the same period in 1996. For the nine-month period ended September 30, 1997, gasoline prices, excluding bulk sales, were approximately 3% higher, diesel/#2 fuel prices were approximately 5% lower and jet fuel prices were less than 1% lower than for the same period in 1996.

     To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales revenue decreased by $106 million or 15% from $712 million in the three-month period ended September 30, 1996 to $606 million in the same period in 1997. The decrease is attributable to a 2% decrease in prices and 13% decline in volumes. Such bulk sales revenue decreased by $19 million or 1% from $1,889 million in the nine-month period ended September 30, 1996 to $1,870 million in the same period in 1997. The decrease is attributable to a 4% decrease in volumes offset by a 3% increase in prices.

     Petrochemicals and industrial products sales revenues increased 41% and 67%, respectively, for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, and increased 40% and 45%, respectively, for the nine months ended September 30, 1997 versus the nine months ended September 30, 1996. The petrochemicals revenue increases were the result of a 50% increase in volume, offset by a 6% decrease in unit sales price for the third quarter of 1997 and a 30% increase in volume and a 7% increase in unit sales price for the nine-month period ended September 30, 1997, as compared to the same periods in 1996. The increase in sales volume of petrochemicals is due primarily to significant increases in the production of xylene and polymer grade propylene in 1997 compared to 1996. The industrial products revenue increases were the result of a 16% increase in unit sales price and a 44% increase in volumes for the third quarter of 1997 and a 10% increase in unit sales price and a 31% volume increase for the nine-month period ended September 30, 1997, as compared to the same periods in 1996.

     Asphalt sales revenues in the third quarter of 1997 were $57 million higher while sales volumes were 34% higher, than in the same period in 1996. Sales revenues were $126 million higher, and sales volumes were 34% higher, in the first nine months of 1997 as compared to the same period in 1996. Asphalt sales prices increased 20% in the third quarter of 1997, and 26% in the first nine months of 1997, from the same periods in 1996. The increase in sales volume of asphalt is due primarily to the Company's efforts in production and marketing to take advantage of Sun Oil Company's withdrawal from the East Coast asphalt market.

     Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased by $20 million overall for the three-month period and increased $23.5 million overall for the nine-month period ended September 30, 1997 as compared to the same periods in 1996. For the third quarter, the increase was primarily due to the change in the equity in earnings of two affiliates. Equity in the earnings of Nelson Industrial Steam Company ("NISCO") decreased by $0.6 million, from a loss of $0.1 million in the third quarter of 1996 to a loss of $0.7 million in the third quarter of 1997. Equity in the earnings of LYONDELL-CITGO increased $19.4 million, from a loss of $0.8 million in the third quarter of 1996 to $18.6 million in the third quarter of 1997. For the first nine months, the increase in 1997 from 1996 was primarily due to an increase in the equity in the earnings of LYONDELL-CITGO which increased $24.9 million, from $3.6 million in the first nine months of 1996 to $28.5 million in the first nine months of 1997. This increase was due primarily to the change in CITGO's interest in LYONDELL-CITGO which increased from 13% at December 31, 1996 to approximately 42% on April 1, 1997. In addition, during the third quarter of 1997, LYONDELL-CITGO's operating and financial performance showed significant improvement from the second quarter. The key improvement factors were the processing of 100% of available crude under the Venezuelan supply agreement in the third quarter compared to 92% in the second quarter; significantly better gross refining margins due to the fact that the second quarter margins were adversely affected by product downgrades associated with the fluid unit outage during the second quarter; and improved aromatics and lubes performance as compared to the second quarter due to increased sales volumes.

     Other income (expense). Other income (expense) was $(12.6) million for the nine month period ended September 30, 1997 as compared to $(1.5) million for the same period in 1996. The difference is primarily due to a $15.7 million charge related to the proposed Corpus Christi neighborhood settlement during the third quarter (see Note 6 to the Condensed Consolidated Financial Statements for the Three and Nine-Month Periods ended September 30, 1997, included in Part I hereof), a $6 million write off of a capital project during the third quarter, and $2.2 million, during the second and third quarters, in fees related to the sale of accounts receivable in June 1997. These items were offset by a net $8.3 million property insurance recovery relating to the Corpus Christi alkylation unit fire during the third quarter, a $1.8 million net management fee charged to PDVMR over the nine months of 1997, and a $1.3 million gain on the sales of pipeline assets in the first quarter of 1997.

     Cost of sales and operating expenses. Cost of sales and operating expenses increased by $141 million or 4%, in the quarter ended September 30, 1997, and increased $830 million or 9%, in the nine-month period ended September 30, 1997, as compared to the same periods in 1996. Higher crude oil costs (an increase from $747 million in the third quarter of 1996 to $798 million in the third quarter of 1997) resulted from a 15% increase in crude oil volumes purchased, offset by a 7% decrease in crude prices. Crude oil costs increased from $2,129 million in the nine-month period ended September 30, 1996 to $2,265 million in the first nine months of 1997, the result of a 7% increase in crude oil volumes purchased, and a less than 1% decrease in crude prices. Refined product purchases increased in the third quarter of 1997 as compared to the same quarter in 1996 (up 5%, from $1,829 million to $1,916 million for the third quarter), and increased in the first nine months of 1997 as compared to the same period in 1996 (up 12%, from $5,224 million to $5,871 million, for the first nine months). These changes resulted from increases in refined product purchase volumes, (up 6% for the third quarter and 10% for the first nine months of 1997 as compared to the same periods in 1996), and changes in prices (down 1% for the third quarter and up 3% for the first nine months of 1997 as compared to the same periods in 1996). Intermediate feedstock purchases increased to $276 million from $250 million in the third quarter of 1996, or an increase of 10%, and increased to $805 million for the first nine months of 1997 from $676 million for the first nine months of 1996, or an increase of 19%. Intermediate feedstock volumes purchased increased 12%, and prices decreased 1% between the quarters ended September 30, 1996 and September 30, 1997. Intermediate feedstock volumes purchased increased 14% and prices increased 4% between the nine-month periods ended September 30, 1996 and September 30, 1997. Refining and manufacturing costs were $201 million for each of the third quarters, and increased 2% for the nine-month period ended September 30 (from $602 million to $612 million). CITGO incurred additional expenses associated with the fire and explosion which occurred at the Corpus Christi refinery on May 12, 1997. Depreciation and amortization expense decreased from $51 million to $50 million between the quarters ended September 30, 1996 and 1997, respectively, due to a decrease in amortization offset by an increase in depreciation. Depreciation and amortization increased from $139 million to $153 million between the nine month periods ended September 30, 1996 and 1997, respectively, due to an increase in depreciation offset by a minor decrease in amortization. The increases in depreciation are due to significant capital projects, formerly classified as work in progress, put into service during the 1997 reporting periods. The decrease in amortization is due to an increase in the time periods between turnarounds for many of the refining units.

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases, including purchases from LYONDELL-CITGO and PDVMR, represented 58% and 57% of total cost of sales and operating expenses for the third quarter of 1997 and 1996, respectively, and 60% and 58% for the first nine months of 1997 and 1996, respectively. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As CITGO increases its focus on strategic growth, CITGO anticipates that its purchased refined product requirements will stabilize in the near term. However, there could be events beyond the control of CITGO which would impact the volume of refined products purchased during any given period.

     Gross margin. The gross margin for the three-month period ended September 30, 1997 was $228 million, or 6.4%, compared to $124 million, or 3.8%, for the same period in 1996. The gross margin for the nine-month period ended September 30, 1997 was $482 million, or 4.7%, compared to $315 million, or 3.4%, for the nine-month period ended September 30, 1996. Gross margins in 1997 have been positively affected by strong refining margins and a strong operating performance led by high crude runs as well as asphalt and petrochemical activities (in each case, as discussed above).

     Selling, general and administrative expenses. Selling, general and administrative expenses increased in the third quarter of 1997 by 24%, from $45 million in the third quarter of 1996 to $56 million in the third quarter of 1997, and increased 24% from $121 million in the first nine months of 1996 to $150 million in the same period in 1997. The increase during the third quarter and the nine months ended September 30, 1997 is due to increased selling expenses in 1997 including the effect of the change in focus of the Company's marketing programs initiated in April 1996, increased employee burden and benefit accruals, and increases in several other areas including purchasing, administrative services, information systems, corporate executive, credit card and other charges, none of which increased more than $4 million individually, but in the aggregate increased approximately $13 million for the third quarter. For the nine-month period, none of these areas increased more than $5 million individually, but in the aggregate increased $22 million.

     Interest expense. Interest expense increased $4 million, or 14% (from $29 million to $33 million), for the third quarter ended September 30, 1997, and increased year-to-date by approximately $14 million, or 17% (from $83 million to $97 million), as compared to the same periods in 1996. This increase is primarily due to the public debt and certain industrial revenue bonds which were outstanding for only a partial year during 1996 and CITGO's revolving bank loan which had a higher outstanding balance during most of 1997 as compared to 1996.

     Income taxes. Income taxes were based on an effective tax rate of 38% for the three-month period ended September 30, 1997, compared to 37% for the comparable period in 1996. The effective rate was 33% for the nine-month period ended September 30, 1997, as compared to 37% for the comparable period in 1996. The decrease is due primarily to the favorable resolution of a significant tax issue with the IRS in the second quarter. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will more likely than not expire in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine month period ended September 30, 1997, the Company's consolidated net cash provided by operating activities totaled approximately $268 million. Net income of $178 million and depreciation and amortization of $153 million were offset by net changes in other items of $63 million. The more significant changes in other items included an increase in inventory of $164 million and an increase in other assets of $48 million which were partially offset by a decrease in accounts receivable of $75 million and an increase in deferred taxes of $48 million. Refined products inventories have increased since the end of 1996 due to increases in both volumes purchased and costs. The decrease in accounts receivable is due primarily to the sale of $125 million of accounts receivable in June 1997, proceeds of which were used primarily to make payments on the revolving bank loan.

     Net cash used in investing activities of $216 million for the nine month period ended September 30, 1997 included capital expenditures of $184 million (compared to $318 million for the same period in 1996) and an additional investment in LYONDELL-CITGO of $46 million (compared to $106 million for the same period in 1996). Net cash used in financing activities of $54 million for the nine-month period ended September 30, 1997 included net payments during the period of $80 million on its revolving bank facility, net payments of $33 million on the Company's term note and other debt and $6 million in dividends which were partially offset by proceeds of $45 million from short-term borrowing facilities and a capital contribution of $20 million from its parent company.

     As of September 30, 1997, capital resources available to the Company included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $405 million and $117 million of uncommitted short-term borrowing facilities with various banks. Additionally, the Company may offer and sell up to $400 million of debt securities under a shelf registration filed with the Securities and Exchange Commission which became effective in May 1996. The Company has recently initiated a Medium Term Note program under such shelf registration that would permit the Company to sell up to $235 million in principal amount of notes from time to time in tranches. Any tranche of notes could have a maturity ranging from nine months to 30 years from the date of issuance and could bear interest at a fixed rate or at a fluctuating rate based on one of several possible indices. In addition, the Company anticipates selling an additional $150-200 million of accounts receivable in November 1997. The Company believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements. The Company believes that it is in material compliance with its obligations under its debt financing arrangements at September 30, 1997.

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

     CITGO has only limited involvement with other derivative financial instruments, and does not use them for trading purposes. They are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 1997, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates was an unrealized loss of $2.3 million. In connection with the determination of such fair market value, CITGO considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on costs of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

NEW ACCOUNTING STANDARDS

     In October 1996, the Accounting Standards Executive Committee issued Statement of Position 96-1 -- Environmental Remediation Liabilities (SOP 96-1), which is effective for the Company's fiscal year ending December 31, 1997. The statement provides guidance on environmental liabilities and disclosure. Adoption of SOP 96-1 did not have a material effect on the Company's financial statements.

     In February 1997, the FASB issued SFAS No. 129 -- Disclosure of Information about Capital Structure, which is effective for the Company's fiscal year ending December 31, 1997. The statement establishes standards for disclosing information about a company's capital structure. Adoption of SFAS No. 129 relates to disclosure within the financial statements and will not have a material effect on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 130 -- Reporting Comprehensive Income which is effective for the Company's fiscal year ending December 31, 1998. The statement addresses the reporting and display of comprehensive income and its components. The Company does not currently believe adoption of SFAS 130 will result in material differences between comprehensive income and net income.

     Also in June 1997, the FASB issued SFAS No. 131 -- Disclosures About Segments of an Enterprise and Related Information which is effective for the fiscal year ending December 31, 1998. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company is unable to determine the full extent of disclosure changes that may result from adoption of SFAS No. 131 because of the potential for change as a result of the Company's Transformation Program which began in July 1997.

CURRENT DEVELOPMENTS

     The Company has numerous computer systems which were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis, including the implementation of SAP. The program includes extensive systems testing and is expected to be completed by the end of 1998. Each of the systems has a solution that is potentially unique and often dependent on third-party software and developers. A failure on the part of the Company to ensure that its computer systems are year 2000 compliant could have a material adverse effect on the Company's operations.

     An affiliate of Petroleos de Venezuela S.A., CITGO's indirect parent, acquired a 50 percent equity interest in Mobil Corporation's refinery in Chalmette, Louisiana in October, 1997 and has assigned to CITGO it's option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1998. CITGO exercised this option on November 1, 1997 and is acquiring approximately 80 thousand barrels per day of refined products, approximately one half of which is gasoline.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Recent Developments Relating to Litigation and Injury Claims -- Various lawsuits and claims arising in the ordinary course of business are pending against the Company.

     On May 12, 1997 an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and were returned to full service in early August, 1997. The Company has property damage and business interruption insurance which related to this event. As a result, this event did not have a material adverse effect on the Company's financial condition or results of operations. There are six lawsuits against the Company pending in federal and state courts in Corpus Christi, Texas alleging property damage and personal injury arising from the incident as well as punitive damages.

     Additionally, there is a class action lawsuit pending against the Company and other operators and owners of nearby heavy industrial facilities which was filed in state court in Corpus Christi, Texas in 1993 on behalf of property owners in the vicinity of these facilities. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of the Company's Corpus Christi refinery and the respective industrial facilities of the other defendants. The certification of the class action has been appealed to the Texas Supreme Court by the Company and other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. The Company has signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million which includes the purchase of approximately 290 properties in an adjacent neighborhood. Of this amount, $15.7 million was expensed during the third quarter 1997. The agreement provides that the Company may terminate the settlement if more than ten percent of the class members elect to opt out of the settlement. The court is currently considering the approval of the settlement agreement.

     Recent Developments Relating to Environmental Compliance -- On July 2, 1997, the Executive Director of the Texas Natural Resources Conservation Commission ("TNRCC") issued a Preliminary Report and Petition alleging that CITGO Refining and Chemicals Co., L.P. ("CITGO Refining") violated the TNRCC's rules relating to operating a hazardous waste management unit without a permit. The Report recommended a penalty of $699,200. CITGO Refining disagrees with these allegations and the proposed penalties and plans to contest the matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBITS                                 DESCRIPTION
        --------                                 -----------
           27            -- Financial Data Schedule (filed electronically only)

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CITGO PETROLEUM CORPORATION

                                                    /s/ R. M. BRIGHT

                                            ------------------------------------
                                                        R. M. Bright
                                                Controller (Chief Accounting
                                                          Officer)

Date: November 12, 1997

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27              -- Financial Data Schedule