Form 10-K
period 1997-12-31
CITGO PETROLEUM CORP
filed 1998-03-27
CIK 1011746

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to

                         Commission file number 1-14380

                          CITGO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      73-1173881
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

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
        7-7/8% Senior Notes, Due 2006                  New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore omitting (i) the information otherwise required by Item 601 of Regulation S-K relating to a list of subsidiaries of the registrant as permitted by General Instruction (I)(2)(b) and
(ii) certain information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c).

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K: Not Applicable

     Aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $1.00 PAR VALUE                              1,000
                   (Class)                          (outstanding at December 31, 1997)

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                          CITGO PETROLEUM CORPORATION

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                            -------
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...............................       3
PART I
  Items 1. and 2. Business and Properties..................................       4
  Item 3.      Legal Proceedings...........................................      16
  Item 4.      Submission of Matters to a Vote of Security Holders.........      17

PART II
  Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................      18
  Item 6.      Selected Financial Data.....................................      18
  Item 7.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................      19
  Item 8.      Financial Statements and Supplementary Data.................      28
  Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................      28

PART III
  Item 10.     Directors and Executive Officers of the Registrant..........      29
  Item 11.     Executive Compensation......................................      31
  Item 12.     Security Ownership of Certain Beneficial Owners and
               Management..................................................      31
  Item 13.     Certain Relationships and Related Transactions..............      31

PART IV
  Item 14.     Exhibits, Financial Statements and Reports on Form 8-K......      34

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the captions "Item 1 and 2 -- Business and Properties" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although CITGO believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                                     PART I

                    ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW

     CITGO Petroleum Corporation ("CITGO" or the "Company") is a direct wholly-owned operating subsidiary of PDV America, Inc. ("PDV America"), an indirect wholly-owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA", which may also be used herein to refer to one or more of its subsidiaries), the national oil company of the Republic of Venezuela. CITGO and its subsidiaries are engaged in the refining, marketing and transportation of petroleum products including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains.

     CITGO's aggregate net interest in rated crude oil refining capacity is 693 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 1997.

                            CITGO REFINING CAPACITY

                                                               TOTAL RATED           NET CITGO
                                                  CITGO           CRUDE              OWNERSHIP
                                    OWNER        INTEREST   REFINING CAPACITY   IN REFINING CAPACITY
                                --------------   --------   -----------------   --------------------
                                                   (%)           (MBPD)                (MBPD)
LOCATION
Lake Charles, LA..............      CITGO          100             320                  320
Corpus Christi, TX............      CITGO          100             150                  150
Paulsboro, NJ.................      CITGO          100              84                   84
Savannah, GA..................      CITGO          100              28                   28
Houston, TX(1)................  LYONDELL-CITGO      42             265                  111
                                                                   ---                  ---
Total Rated Refining Capacity
  as of December 31, 1997.....                                     847                  693
                                                                   ===                  ===

---------------

(1) Initial interest acquired on July 1, 1993. CITGO's interest in LYONDELL-CITGO at December 31, 1997 approximates 42%. CITGO has an option, exercisable for 18 months from April 1, 1997 to increase for an additional investment, its participation interest up to a maximum of 50%. See "CITGO -- Refining -- LYONDELL-CITGO". See also "Factors Affecting Forward Looking Statements".

     The following table shows aggregate refined product sales revenues and volumes (excluding lubricants and waxes) of CITGO for the three years in the period ended December 31, 1997.

                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES

                                       YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                     ----------------------------    --------------------------
                                      1997       1996       1995      1997      1996      1995
                                     -------    -------    ------    ------    ------    ------
                                           ($ IN MILLIONS)                  (MM GALLONS)
LIGHT FUELS
  Gasoline.......................    $ 7,754    $ 7,451    $6,367    11,953    11,308    11,075
  Jet Fuel.......................      1,183      1,489     1,163     2,000     2,346     2,249
  Diesel/#2 fuel.................      2,439      2,312     1,356     4,288     3,728     2,730
ASPHALT..........................        398        257       238       749       569       503
Industrial Products and
  Petrochemicals.................      1,172        846       831     1,940     1,408     1,572
                                     -------    -------    ------    ------    ------    ------
  Total..........................    $12,946    $12,355    $9,955    20,930    19,359    18,129
                                     =======    =======    ======    ======    ======    ======

     The following table shows CITGO's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 1997.

                          CITGO REFINERY PRODUCTION(1)

                                                        YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                           1997(2)            1996(3)            1995(4)(6)
                                       ----------------   ----------------   -------------------
                                                 (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY(5)..........     693                606                   604
REFINERY INPUT
  Crude oil.........................     548      79.3%     488      80.3%        473      79.9%
  Other feedstocks..................     143      20.7%     120      19.7%        119      20.1%
                                         ---     ------     ---     ------     ------     ------
  Total.............................     691     100.0%     608     100.0%        592     100.0%
                                         ===     ======     ===     ======     ======     ======
PRODUCT YIELD
Light fuels
  Gasoline..........................     309      44.0%     269      44.0%        267      44.6%
  Jet Fuel..........................      66       9.4%      65      10.6%         61      10.2%
  Diesel/#2 fuel....................     112      15.9%     103      16.8%        101      16.9%
Asphalt.............................      42       6.0%      34       5.6%         32       5.4%
Industrial products and
  petrochemicals....................     174      24.7%     141      23.0%        137      22.9%
                                         ---     ------     ---     ------     ------     ------
  Total.............................     703     100.0%     612     100.0%        598     100.0%
                                         ===     ======     ===     ======     ======     ======
UTILIZATION OF RATED REFINING
  CAPACITY..........................                79%                81%                   78%

---------------

(1) Includes all of CITGO refinery production, except as otherwise noted.

(2) Includes a weighted average of 34.44% of the Houston refinery for 1997.

(3) Includes a weighted average of 12.89% of the Houston refinery for 1996.

(4) Includes a weighted average of 11.45% of the Houston refinery for 1995.

(5) At year end.

(6) Does not include Paulsboro Unit 1 for 1995. See "CITGO-Refinery-Paulsboro Refinery".

COMPETITIVE NATURE OF THE PETROLEUM REFINING BUSINESS

     The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual petroleum refining and marketing companies have little control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases, limiting their profits directly. The U.S. petroleum refining industry has entered a period of consolidation in which a number of former competitors have combined their operations. Demand for crude oil and its products is largely driven by the health of local, and worldwide economies, although weather patterns and taxation relative to other energy sources also play significant parts. Generally, U.S. refiners compete for sales on the basis of price and brand image and, in some product areas, product quality.

     CITGO refines, markets and transports gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, refined waxes, asphalt and other refined products, and markets gasoline through over 14,000 CITGO branded independently owned and operated retail outlets located throughout the United States, primarily east of the Rocky Mountains. CITGO also markets jet fuel primarily to airline customers. A variety of lubricants and waxes are sold to independent marketers, mass marketers and industrial customers. Petrochemicals and industrial products are sold directly to various manufacturers and industrial companies throughout the United States. Asphalt is marketed primarily to independent paving contractors.

  Refining

     CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries.

     Lake Charles Refinery. The Lake Charles refinery, located in Lake Charles, Louisiana, was originally built in 1944 and since then has been continuously upgraded. Today it is a modern, complex, high conversion refinery and is one of the largest in the United States. It has a rated refining capacity of 320 MBPD and is capable of processing large volumes of heavy crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and, due to recent modifications, reformulated gasoline. The Lake Charles refinery has a Solomon Process Complexity Factor of 17.0 (as compared to an average of 13.8 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Solomon Process Complexity Rating is an industry measure of a refinery's ability to produce higher value-added products. A higher rating indicates a greater capability to produce such products.

     The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 1997.

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                      1997           1996           1995
                                                  ------------   ------------   ------------
                                                    (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY(1).....................   320            320            320
REFINERY INPUT
  Crude Oil....................................   291    87.9%   274    85.1%   275    85.4%
  Other feedstocks.............................    40    12.1%    48    14.9%    47    14.6%
                                                  ---   ------   ---   ------   ---   ------
  Total........................................   331   100.0%   322   100.0%   322   100.0%
                                                  ===   ======   ===   ======   ===   ======
PRODUCT YIELD
Light fuels
  Gasoline.....................................   177    52.4%   164    50.3%   164    50.0%
  Jet Fuel.....................................    60    17.7%    62    19.0%    58    17.7%
  Diesel/#2 fuel...............................    45    13.3%    38    11.7%    42    12.8%
Petrochemicals and Industrial Products.........    56    16.6%    62    19.0%    64    19.5%
                                                  ---   ------   ---   ------   ---   ------
  Total........................................   338   100.0%   326   100.0%   328   100.0%
                                                  ===   ======   ===   ======   ===   ======
UTILIZATION OF RATED REFINING CAPACITY.........            91%            86%            86%

---------------

(1) At year end.

     Approximately 63%, 67% and 64% of the total crude runs at the Lake Charles refinery, in the years 1997, 1996 and 1995, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. Due to the complex processing required to refine such crude oil, the Lake Charles refinery's economic crude oil throughput capacity is approximately 290 MBPD which is approximately 90% of its rated capacity of 320 MBPD.

     The Lake Charles refinery's Gulf Coast location provides it with access to crude oil deliveries from multiple sources. Imported crude oil and feedstock supplies are delivered by ship directly to the Lake Charles refinery, and domestic crude oil supplies are delivered by pipeline and barge. In addition, the refinery is connected by pipelines to the Louisiana Offshore Oil Port ("LOOP") and to terminal facilities in the Houston area through which it can receive crude oil deliveries if the Lake Charles docks are temporarily inaccessible. For delivery of refined products, the refinery is connected through the Lake Charles Pipeline directly to the Colonial and Explorer Pipelines, which are the major refined product pipelines supplying the northeast and midwest regions of the United States, respectively. The refinery also uses adjacent terminals and docks, which provide access for ocean tankers and barges.

     The Lake Charles refinery's main petrochemical products are propylene and benzene. Propylene production was 6.0, 5.0 and 5.7 MBPD, and benzene production was 3.8, 3.2 and 4.1 MBPD, in each case for the years 1997, 1996 and 1995, respectively. Industrial products include sulphur, residual fuels and petroleum coke.

     Located adjacent to the Lake Charles refinery is a lubricants refinery operated by CITGO and owned by Cit-Con Oil Corporation ("Cit-Con"), which is owned 65% by CITGO and 35% by Conoco, Inc. ("Conoco"). Primarily because of its specific design, the Cit-Con refinery produces extremely high quality oils and waxes, and is one of the few in the industry designed as a stand-alone lubricants refinery. Subsequent to enhancements made in 1995, the refinery currently has a rated capacity of 9.6 MBPD of base oils and 1.4 MBPD of wax, and is one of the largest rated capacity paraffinic lubricants refineries in the United States. For the years 1997, 1996 and 1995, utilization at the Cit-Con refinery was 101%, 100%, and 101%, respectively, of its rated capacity. Feedstocks are supplied 65% from CITGO's Lake Charles refinery and 35% from Conoco's nearby refinery. Finished refined products are shared on the same pro rata basis by CITGO and

Conoco. During 1997, new high efficiency lubricant base oil production capacity, including a joint venture Conoco-Pennzoil plant, came on-stream creating a surplus in lubricant base oil supply and diminishing base oil production profitability. CITGO has evaluated Cit-Con's competitive position in light of this new competition and believes that Cit-Con can continue to produce attractive returns on capital employed if certain operating strategies are followed. These strategies include maximizing the production of high value wax and heavier base oils, strict control of operating expenses, and close operational integration with CITGO's downstream finished lubricants marketing program.

     Corpus Christi Refinery. The Corpus Christi refinery complex consists of the East and West Plants, located within five miles of each other in Corpus Christi, Texas. Construction began on the East Plant in 1937, and it was extensively reconstructed and modernized during the 1970's and 1980's. The West plant was completed in 1983. The Corpus Christi refinery is an efficient and highly complex facility, capable of processing high volumes of heavy crude oil into a flexible slate of refined products, with a Solomon Process Complexity Factor of 20.5 (as compared to an average 13.8 for U.S. refineries in the most recently available Solomon Associates, Inc. survey).

     The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 1997.

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                      1997           1996           1995
                                                  ------------   ------------   ------------
                                                    (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY(1).....................   150            140            140
REFINERY INPUT
  Crude oil....................................   115    59.3%   133    66.8%   121    64.7%
  Other feedstocks.............................    79    40.7%    66    33.2%    66    35.3%
                                                  ---   ------   ---   ------   ---   ------
  Total........................................   194   100.0%   199   100.0%   187   100.0%
                                                  ===   ======   ===   ======   ===   ======
PRODUCT YIELD
Light fuels
  Gasoline.....................................    93    47.9%    93    47.0%    90    48.4%
  Diesel/#2 fuel...............................    45    23.2%    59    29.8%    53    28.5%
Petrochemicals and Industrial Products.........    56    28.9%    46    23.2%    43    23.1%
                                                  ---   ------   ---   ------   ---   ------
  Total........................................   194   100.0%   198   100.0%   186   100.0%
                                                  ===   ======   ===   ======   ===   ======
UTILIZATION OF RATED REFINING CAPACITY.........            77%            95%            86%

---------------

(1) At year end.

     Corpus Christi crude runs during 1997 consisted of 100% heavy sour Venezuelan crude. Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi. The decline in utilization of rated refining capacity in 1997 as compared to 1996 is a result of a major turnaround in 1997 and an increase in the rated refining capacity.

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

     During the last several years, CITGO has increased the capacity of the Corpus Christi refinery to produce petrochemical products. The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, methyl tertiary butyl ether ("MTBE") and aromatics (including benzene, toluene, and xylene). The Company produces a significant quantity of cumene, an important petrochemical product used in the engineered plastics market. The production of xylene, a basic building block used in the manufacture of consumer plastics, allows the refinery to take advantage of its reforming capacity while staying within the gasoline specifications of the Clean Air Act Amendments of 1990.

     Paulsboro Refinery. The Paulsboro refinery, located in Paulsboro, New Jersey, is an asphalt refinery. The Paulsboro refinery consists of Unit I, with a rated capacity of 44 MBPD, and Unit II, with a rated capacity of 40 MBPD.

     Unit II, originally constructed in 1980 to produce asphalt from high sulphur, heavy crude oil high in naphthenic acid, is a combination atmospheric and vacuum distillation facility. The crude oil purchased by CITGO from PDVSA to supply Unit II's crude oil requirements is particularly well suited for the production of asphalt. Unit II produced an average of 21.0, 20.5 and 19.1 MBPD of asphalt in the years 1997, 1996 and 1995, respectively, which accounted for 58% of Unit II's total production in each year. The remaining Unit II production in 1997, 1996 and 1995 consisted of distillate products such as naphthas, marine diesel oil and vacuum gas oils, which in the aggregate averaged approximately 14.4, 14.5 and 13.7 MBPD, respectively, in such years. Unit II crude oil runs were 36, 35 and 33 MBPD, or a utilization rate of 90%, 88% and 83%, in 1997, 1996 and 1995, respectively.

     Unit I was constructed in 1979 primarily to process low sulphur, light crude oil but has been modified to run heavier crudes such as Boscan. The unit produces naphthas, diesel/#2 and #6 fuels and asphalt. Unit I is run primarily when there is demand for toll processing of sweet crudes at attractive economics and to produce asphalt. Crude oil runs for third party processing in 1997, 1996 and 1995 averaged 0.0, 0.0 and 2.1 MBPD, respectively, representing processing utilization rates of 0%, 0% and 5%, respectively. In 1997, 1996 and 1995, 13.6,
3.4 and 2.6 MBPD of crude oil were run on Unit I for CITGO's own account, producing 8.9, 2.4 and 1.9 MBPD of asphalt and 4.7, 0.9 and 0.8 MBPD of other products, respectively.

     Savannah Refinery. The Savannah Refinery, located near Savannah, Georgia, is an asphalt refinery. CITGO acquired the Savannah Refinery on April 30, 1993. The facility includes two crude distillation units, with a combined rated capacity of 28 MBPD. The primary crude oil run by the refinery is Boscan.

     The units produced an average of 12.3, 11.4 and 10.5 MBPD of asphalt in the years ended December 31, 1997, 1996 and 1995, respectively, which accounted for 75%, 76% and 77% of total production, in such years. An additional 4.1, 3.7 and
3.4 MBPD of production included naphthas and light, medium and heavy gas oils in 1997, 1996 and 1995, respectively. Total crude runs for the years 1997, 1996 and 1995 were 16.4, 15.1 and 13.7 MBPD, respectively, for utilization rates of 59%, 54% and 49%.

     LYONDELL-CITGO. On July 1, 1993, subsidiaries of CITGO and Lyondell Petrochemical Company ("Lyondell") executed definitive agreements with respect to CITGO's investment in LYONDELL-CITGO, which owns and operates a sophisticated 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. Through December 31, 1997, CITGO had invested approximately $625 million (excluding reinvested earnings) in LYONDELL-CITGO. See "Consolidated Financial Statements of CITGO -- Note 3". A refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity from approximately 135 MBPD to 200 MBPD had an in-service date of March 1, 1997. The crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply contract through the year 2017. CITGO purchases substantially all of the refined products produced at this refinery under a long-term contract. See "Consolidated Financial Statements of CITGO -- Note 5".

     CITGO's participation interest in LYONDELL-CITGO increased from approximately 13% at December 31, 1996 to approximately 42% on April 1, 1997, in accordance with agreements between the owners concerning such interest. CITGO has a one time option for 18 months from April 1, 1997, to increase, for an additional investment, its participation interest to 50%.

  Crude Oil and Refined Product Purchases

     CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its branded marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including LYONDELL-CITGO, PDV Midwest Refining, L.L.C.

("PDVMR") and Chalmette Refining, L.L.C. ("Chalmette"). See "Item 13. Certain Relationships and Related Transactions".

     Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 1997:

                           CITGO CRUDE OIL PURCHASES

                         LAKE CHARLES, LA    CORPUS CHRISTI, TX     PAULSBORO, NJ         SAVANNAH, GA
                        ------------------   ------------------   ------------------   ------------------
                        1997   1996   1995   1997   1996   1995   1997   1996   1995   1997   1996   1995
                        ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                              (MBPD)               (MBPD)               (MBPD)               (MBPD)
SUPPLIERS
PDVSA................   130    142    150    117    130    122     49     39     35     14     17     14
PEMEX................    61     44     33      0      0      0      0      0      0      0      0      0
Occidental...........    40     43     43      0      0      0      0      0      0      0      0      0
Other Sources........    57     45     52      0      3      0      0      0      0      0      0      0
                        ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---    ---
  Total..............   288    274    278    117    133    122     49     39     35     14     17     14
                        ===    ===    ===    ===    ===    ===    ===    ===    ===    ===    ===    ===

     CITGO's largest supplier of crude oil is PDVSA, and CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. See "Item 13 -- Certain Relationships and Related Transactions". The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 1997.

                  CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                               VOLUMES OF CRUDE
                                                                OIL PURCHASED
                                         CONTRACT CRUDE       FOR THE YEAR ENDED
                                           OIL VOLUME            DECEMBER 31,       CONTRACT
                                      ---------------------   ------------------   EXPIRATION
                                      BASE   INCREMENTAL(1)   1997   1996   1995      DATE
                                      ----   --------------   ----   ----   ----   ----------
                                             (MBPD)                 (MBPD)           (YEAR)
LOCATION
Lake Charles, LA...................   120          50         115(2) 121(2) 125(2)    2006
Corpus Christi, TX.................   130          --         125(2) 130    122       2012
Paulsboro, NJ......................    30          --          35(2)  34(2)  35       2010
Savannah, GA.......................    12          --          12(2)  11(2)  14       2013
Houston, TX(3).....................   200          --         216    134    136       2017

---------------

(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.

(2) Volumes purchased under the supply agreements do not equal purchases from PDVSA shown in the previous table as a result of spot purchases or transfer between refineries.

(3) CITGO acquired a participation interest in LYONDELL-CITGO, the owner of the Houston refinery, on July 1, 1993. In connection with such transaction, LYONDELL-CITGO entered into a long-term crude oil supply agreement with PDVSA that provided for delivery volumes of 135 MBPD until the completion of a refinery enhancement project at which time the delivery volumes increased to from 200 MBPD to 230 MBPD.

     Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A. ("PDV Marina"), a wholly-owned subsidiary of PDVSA, or by other PDVSA subsidiaries. In 1997, 81% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by PDVSA subsidiaries.

     CITGO purchases additional crude oil under a 90-day evergreen agreement with an affiliate of Petroleos Mexicanos ("PEMEX"). CITGO's refineries are particularly well suited to refine PEMEX's Maya heavy, sour crude oil, which is similar in many respects to several types of Venezuelan crude oil. Effective January, 1995, the PEMEX crude contract was for 23 MBPD of Maya crude for the first six months of 1995 and 17 MBPD for the last six months of 1995. Effective January, 1996, PEMEX increased the crude contract to 27 MBPD of Maya crude which increased to 35 MBPD effective July, 1996. Effective January 1, 1997, PEMEX increased the crude contract to 52 MBPD of Maya crude. This contract also includes 8 MBPD of Olmeca, light sour crude for 1995 and 10 MBPD for 1996 and 1997.

     CITGO is a party to a contract with an affiliate of Occidental Petroleum Corporation ("Occidental") for the purchase of light, sweet crude oil to produce lubricants. Purchases under this contract, which expires on August 31, 1998, averaged 47 MBPD in 1997. CITGO also purchases sweet crude oil under long-standing relationships with numerous other producers.

     Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet demand of CITGO's marketing network. During 1997, CITGO's shortage in gasoline production approximated 356 MBPD. However, due to logistical needs, timing differences and product grade imbalances, CITGO purchased approximately 518 MBPD of gasoline and sold into the spot market, or to refined product traders or other refiners approximately 154 MBPD of gasoline. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 1997.

                        CITGO REFINED PRODUCT PURCHASES

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1997     1996     1995
                                                                -----    -----    -----
                                                                                 (MBPD)
LIGHT FUELS
  Gasoline..................................................     518      484      471
  Jet Fuel..................................................      74       92       87
  Diesel/#2 fuel............................................     190      153       90
                                                                 ---      ---      ---
  Total.....................................................     782      729      648
                                                                 ===      ===      ===

     As of December 31, 1997, CITGO purchased substantially all of the refined products, excluding petrochemicals, produced at the LYONDELL-CITGO refinery under a long-term contract through the year 2017. LYONDELL-CITGO was a major supplier in 1997 providing CITGO with 111 MBPD of gasoline, 68 MBPD of distillate and 17 MBPD of jet fuel. See "-- Refining -- LYONDELL-CITGO".

     As of May 1, 1997, CITGO began purchasing, under a contract with a sixty month term, substantially all of the refined products produced at the PDVMR refinery. During the period of May 1 through December 31, 1997, the PDVMR refinery provided CITGO with 84 MBPD of gasoline, 40 MBPD of distillate and 3 MBPD of jet fuel from this refinery.

     An affiliate of PDVSA entered into an agreement to acquire a 50 percent equity interest in a refinery in Chalmette, Louisiana, in October, 1997 and has assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1998 (see Consolidated Financial Statements of CITGO -- Note 5). CITGO exercised this option on November 1, 1997. For the period November 1 through December 31, 1997, CITGO purchased 32 MBPD of gasoline, 24 MBPD of distillate and 10 MBPD of jet fuel.

  Marketing

     CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, and lubricants and waxes. The following table shows revenue of each of these product categories for the three years in the period ended December 31, 1997.

                      CITGO REFINED PRODUCT SALES REVENUES

                                                      YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                             1997               1996               1995
                                       ----------------   ----------------   ----------------
                                           ($ IN MILLIONS, EXCEPT AS OTHERWISE INDICATED)
LIGHT FUELS.........................   $11,376    84.8%   $11,252    88.1%   $ 8,886    85.8%
Petrochemicals, Industrial Products
  and Other Products................     1,172     8.7%       846     6.6%       831     8.0%
Asphalt.............................       398     3.0%       257     2.0%       238     2.3%
Lubricants and Waxes................       467     3.5%       426     3.3%       404     3.9%
                                       -------   ------   -------   ------   -------   ------
  Total.............................   $13,413   100.0%   $12,781   100.0%   $10,359   100.0%
                                       =======   ======   =======   ======   =======   ======

     Light Fuels. CITGO markets gasoline, jet fuel and other distillates through an extensive marketing network. The following table provides a breakdown of the sales made by type of product for the three years in the period ended December 31, 1997.

                             CITGO LIGHT FUEL SALES

                                        YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                       --------------------------   ---------------------------
                                        1997      1996      1995     1997      1996      1995
                                       -------   -------   ------   -------   -------   -------
                                            ($ IN MILLIONS)                (MM GALLONS)
LIGHT FUELS
  Gasoline..........................   $ 7,754   $ 7,451   $6,367    11,953    11,308    11,075
  Jet Fuel..........................     1,183     1,489    1,163     2,000     2,346     2,249
  Diesel/#2 fuel....................     2,439     2,312    1,356     4,288     3,728     2,730
                                       -------   -------   ------   -------   -------   -------
  Total.............................   $11,376   $11,252   $8,886    18,241    17,382    16,054
                                       =======   =======   ======   =======   =======   =======

     Gasoline sales accounted for 58%, 58% and 61% of CITGO's refined product sales in the years 1997, 1996 and 1995, respectively. CITGO markets CITGO branded gasoline through over 14,000 independently owned and operated CITGO branded retail outlets (including 13,048 branded retail outlets owned and operated by approximately 818 independent marketers and 1,798 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 47%, 49% and 53% of the volume of CITGO branded gasoline sold in 1997, 1996 and 1995, respectively. See "-- Crude Oil and Refined Product Purchases -- Refined Product Purchases".

     CITGO's strategy is to enhance the value of the CITGO brand in order to obtain premium pricing for its products by appealing to consumer preference for quality petroleum products and services. This is accomplished through a commitment to quality, dependability and customer service to its independent marketers, which constitute CITGO's primary distribution channel. The number of independent marketer-owned or operated CITGO branded retail outlets has grown significantly since 1986 when there were approximately 7,000 independently owned and operated branded outlets, including 7-Eleven(TM) convenience stores, and has increased approximately 2%, 3% and 7% in 1997, 1996 and 1995, respectively.

     In 1994, CITGO began offering to its marketers a program to enhance their retail outlets with new card reader pumps. These pumps allow customers to pay for their gasoline at the pumps with their credit cards instead of going inside to pay. As of December 31, 1997, approximately 4,500 retail outlets had installed the card reader pumps.

     Sales to independent branded marketers typically are made under contracts that range from three to seven years. Sales to 7-Eleven(TM) convenience stores are made under a contract that extends through the year 2006. Under this contract, CITGO arranges all transportation and delivery of motor fuels and handles all product ordering. CITGO also acts as processing agent for the purpose of facilitating and implementing orders and purchases from third-party suppliers. CITGO receives a processing fee for such services.

     CITGO markets jet fuel directly to airline customers at 26 airports, including such major hub cities as Atlanta, Chicago, Dallas/Fort Worth, New York and Miami. Jet fuel sales volume to airline customers have decreased approximately 16% in 1997 after increasing 6% and 2% in the years 1996 and 1995 respectively. The volume decrease in 1997 is due primarily to a change in focus to selling only the Company's own production of jet fuel. The increases in 1996 and 1995 were due to higher levels of purchases by existing customers and sales to new customers. Sales of bonded jet fuel, which are exempt from import duties as well as certain state and local taxes, have decreased from 579 million gallons in 1995 (accounting for 31% of total jet fuel sales volume to airline customers) to 408 million gallons in 1997 (accounting for 24% of total jet fuel sales volume to airline customers).

     Growth in wholesale rack sales to marketers has been the primary focus of diesel/#2 marketing efforts. Such marketing efforts have resulted in increases in wholesale rack sales volume from approximately 1,283 million gallons in 1995 to approximately 1,754 million gallons in 1997. The remaining diesel/#2 fuel production is sold either in bulk through contract sales (primarily as heating oil in the Northeast) or on a spot basis.

     CITGO's delivery of light fuels to its customers is accomplished in part through 52 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 38 are wholly-owned by CITGO and 14 are jointly owned. Sixteen of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO operates nine terminals owned by PDVMR in the Midwest. Refined product terminals owned or operated by CITGO provide a total capacity of approximately 24 million barrels. Also, CITGO has active exchange relationships with over 270 other refined product terminals, providing flexibility and timely response to distribution needs.

     Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw materials for finished goods. Sulphur is sold to the U.S. and international fertilizer industry; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets, through a joint venture, for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders and customers. The majority of CITGO's cumene production is sold to Mount Vernon Phenol Plant Partnership (see "Item 13. Certain Relationships and Related Transactions"), a joint venture phenol production plant in which CITGO is a limited partner. The phenol plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics.

     Asphalt. CITGO markets asphalt through 15 terminals located along the East Coast, from Savannah, Georgia to Albany, New York. Asphalt is sold primarily to independent contractors for use in the construction and resurfacing of roadways. Demand for asphalt in the Northeastern U.S. declines substantially in the winter months as a result of weather conditions.

     Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

     CITGO sells its finished lubricant products through three classes of trade:
(i) independent marketers that specialize in lubricant sales (representing 80% of 1997 sales), (ii) mass merchandisers (representing 6% of 1997 sales) and
(iii) directly to large industrial end users (representing 14% of 1997 sales). CITGO emphasizes sales to independent marketers in its lubricants marketing because of the higher margins realized from these sales. Large industrial end users include steel manufacturers for industrial lubricants and automobile manufacturers for "original equipment" quantities of automotive oils and fluids.

     CITGO markets the largest portion of its wax production as coating materials for the corrugated container industry. CITGO also provides wax for the manufacture of candles, drinking cups, waxed papers, and a variety of building and rubber products.

  Pipeline Operations

     CITGO owns and operates 364 miles of crude oil pipeline systems and approximately 1,100 miles of products pipeline systems. The crude oil pipelines provide CITGO with access to gathering systems throughout major production areas in Louisiana and Texas that provide the Lake Charles refinery with domestic crude oil to supplement waterborne deliveries. CITGO also has joint equity interests in three crude oil pipeline companies with a total of nearly 5,400 miles of pipeline plus equity interest in six refined product pipeline companies with a total of approximately 8,000 miles of pipeline. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States transporting gasoline, jet fuel and diesel/#2 fuel oil from the Gulf Coast to the mid-Atlantic and eastern seaboard states.

     In early 1997, CITGO sold approximately 520 miles of crude gathering/trunk lines in Texas and Louisiana.

  Employees

     CITGO and its subsidiaries have a total of approximately 5,300 employees, approximately 1,900 of whom are covered by 17 union contracts. Approximately 1,700 of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant blending and packaging plant and at other refined product terminals.

     Effective February 28, 1998, the stock of Petro-Chemical Transport, Inc. ("PCT"), a wholly owned subsidiary of CITGO, was sold. As a result of this sale, approximately 420 employees were terminated. The operations of PCT were not material to CITGO.

ENVIRONMENT AND SAFETY

  Environment

     Beginning in 1994, the U.S. refining industry was required to comply with stringent product specifications under the 1990 Clean Air Act ("CAA") Amendments for reformulated gasoline and low sulphur diesel fuel which necessitated additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. In addition, numerous other factors affect the Company's plans with respect to environmental compliance and related expenditures. See "Factors Affecting Forward Looking Statements".

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

     In 1992, an agreement was reached between the Company and a former owner concerning a number of environmental issues. Pursuant to this agreement, the former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement. Also in 1992, the Company reached an agreement with a state agency to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and such former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to a state agency revising the 1993 closure plan. A ruling on this proposal is expected in 1998 and actual closure is expected to be completed during 2000.

     While CITGO is named as a potentially responsible party ("PRP") at a number of "Superfund" sites, pursuant to a 1992 agreement, OXY, USA Inc. and Occidental have agreed to indemnify CITGO with respect to Superfund damages where offsite hazardous waste disposal occurred prior to September 1, 1983. Based on publicly available information, CITGO believes that Occidental has the financial capability to fulfill all of its responsibilities under this agreement. Accordingly, CITGO believes that it's offsite liability exposure under the Federal Superfund and similar state laws with respect to these sites is not material. In addition, under the 1992 agreement, CITGO assumed responsibility for certain other environmental contamination at certain terminal properties in return for cash payments and other agreements.

     During 1994 and 1995, CITGO Asphalt Refining Company ("CARCO") received two Notices of Violation ("NOV") and two Compliance Orders from the Environmental Protection Agency ("EPA") relating to the operation of certain units at the Paulsboro Refinery. A Consent Order resolving these issues was entered by a federal court in February, 1997. Under the terms of the Consent Order, CARCO paid a $1,230,000 penalty. The Consent Order terminated January 30, 1998.

     On September 30, 1996, CITGO received an NOV from the EPA, Washington, D.C., alleging violations of the CAA in the Chicago-Gary-Lake County, Illinois-Indiana-Wisconsin area, arising from the sale of gasoline that failed to meet the applicable minimum or maximum oxygen content. A Settlement Agreement resolving this matter was entered into with the EPA in December 1997. Under the terms of the Settlement Agreement, CITGO paid a penalty of $15,869.

     CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. At December 31, 1997 and 1996, CITGO had approximately $49 million and $56 million, respectively, of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, CITGO management believes that these accruals are sufficient to address its environmental clean-up obligations.

     Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service stations and crude oil and petroleum storage terminals. The amount of such future expenditures, if any, is indeterminable.

     Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 1997, CITGO expended approximately $31.5 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $290 million for environmental and regulatory capital projects over the five-year period 1998-2002. These estimates may vary due to a variety of factors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

  Safety

     Due to the nature of petroleum refining and distribution, CITGO is subject to stringent occupational health and safety laws and regulations. CITGO maintains comprehensive safety, training and maintenance programs. CITGO believes that it is in substantial compliance with occupational health and safety laws.

                           ITEM 3.  LEGAL PROCEEDINGS

     Various lawsuits and claims arising in the ordinary course of business are pending against the Company. Included among these is litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles refining complex; the plaintiffs seek injunctive relief and monetary damages and have appealed the Court's denial of class certification; the initial trials relating to this litigation are not currently included in the trial docket.

     In a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical and Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against CITGO, PDVSA, PDV America, PDVMR, and Unocal pursuant to Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that CITGO and the other defendants constitute a single employer, joint employers or alter-egos for purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois, petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the Lemont refinery was acquired by PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but did not assume the existing labor agreement. The union seeks compensation for monetary differences in medical, pension and other benefits between the CITGO and UNO-VEN plans and reinstatement of all of the UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the union and UNO-VEN. The trial of this case currently is set for July 1998.

     On May 12, 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and were returned to full service in early August 1997. The Company has property damage and business interruption insurance which related to this event. As a result, the property damage and business interruption did not have a material adverse effect on the Company's financial condition or results of operations. There are presently five lawsuits against the Company pending in federal and state courts in Corpus Christi, Texas, alleging property damages, personal injury and punitive damages allegedly arising from the incident and other similar lawsuits have been threatened. Approximately 6,000 individual claims have been received by the Company allegedly arising from the incident.

     A class action lawsuit is pending against the Company and other operators and owners of nearby industrial facilities which was filed in state court in Corpus Christi, Texas in 1993 on behalf of property owners in the vicinity of these facilities. The certification of this case as a class action in 1995 was appealed to the Texas Supreme Court and a decision is pending. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of the Company's Corpus Christi refinery and the respective industrial facilities of the other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. In 1997 the Company signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million which included the purchase of approximately 290 properties in an adjacent neighborhood. Of this amount, $15.7 was expensed in 1997. CITGO submitted a settlement proposal to the court. The court appointed a guardian to review the proposed settlement terms. Subsequently, the Texas Supreme Court decided to hear the Company's appeal of the trial court's class certification order. This decision raised questions whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional conditions upon the settlement which were unacceptable to the Company. For these reasons, the Company opposed the approval and enforcement of the settlement agreement as proposed to be revised and enforcement has now been stayed pending a ruling by the Texas Supreme Court. If the settlement agreement is enforced, the Company could be liable for the full settlement amount of $17.3 million. CITGO is pursuing an independent program to purchase the properties which were the subject of the purchase provisions of the settlement agreement.

     In June 1997, CITGO settled litigation with a contractor who had claimed additional compensation for sludge removal and treatment at CITGO's Lake Charles, Louisiana, refinery. The settlement did not have a material effect on CITGO's financial position or results of operations. CITGO believes that it has no further exposures to losses related to this matter.

     In July 1997, the Texas Natural Resources Conservation Commission ("TNRCC") issued a Preliminary Report and Petition alleging that CITGO Refining and Chemicals Co., L.P. ("CITGO Refining") violated the TNRCC's rules relating to operating a hazardous waste management unit without permit and recommended a penalty of $699,200. CITGO Refining disagrees with these allegations and the proposed penalties and is negotiating with the TNRCC to settle this matter.

     The Company is vigorously contesting or pursuing, as applicable, such lawsuits and claims and believes that its positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonable estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted above, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts in excess of the Company's accruals, it is reasonably possible that such determinations could have a material adverse effect on the Company's results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Company, management of the Company believes that the ultimate resolution of these lawsuits and claims would not exceed by a material amount, the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Company and, therefore, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

                 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is not publicly traded. All of the Company's common stock is held by PDV America, a Delaware corporation whose ultimate parent is PDVSA. The Company and PDV America are parties to a tax allocation agreement which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In April 1996, $12.7 million due from CITGO to PDV America under this tax allocation agreement for the tax years 1992 through 1994 was reclassified and accounted for as a noncash contribution of capital. In December 1996, $0.8 million due from PDV America to CITGO under this tax allocation agreement for the 1995 tax year was reclassified and accounted for as a noncash dividend. In December 1997, $10 million due from PDV America to CITGO under this tax allocation agreement for the 1996 tax year was reclassified and accounted for as a noncash dividend. In January 1998, CITGO declared and paid a dividend of $110 million to PDV America.

                        ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical consolidated financial and operating data of CITGO as of the end of and for each of the five years in the period ended December 31, 1997. The following table should be read in conjunction with the consolidated financial statements of CITGO as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, included in Item 8, which have been audited by Deloitte & Touche LLP, independent auditors. The audited consolidated financial statements of CITGO for each of the five years in the period ended December 31, 1997, have been prepared on the basis of United States generally accepted accounting principles. The consolidated financial statements of CITGO at December 31, 1995, 1994 and 1993, and for the years ended December 31, 1994 and 1993, not separately presented herein, have been audited.

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1996     1995(2)    1994     1993(1)
                                               -------   -------   -------   -------   -------
                                                            (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
Sales.......................................   $13,591   $12,952   $10,522   $ 9,247   $ 9,107
Equity in earnings of affiliates............        64        21        34        29        30
Net revenues................................    13,645    12,969    10,553     9,269     9,134
Income before extraordinary items and
  cumulative effect of accounting change....       207       127       136       191       162
Extraordinary gain (charge)(3)..............        --        --         4        (2)       --
Cumulative effect of accounting change(4)...        --        --        --        (4)       --
Net income..................................       207       127       140       185       162
RATIO OF EARNINGS TO FIXED CHARGES(5).......      3.23x     2.49x     2.76x     3.85x     3.71x
BALANCE SHEET DATA
Total assets................................   $ 5,412   $ 5,630   $ 4,924   $ 4,440   $ 3,866
Long-term debt (excluding current
  portion)(6)...............................     1,275     1,599     1,301     1,160     1,074
Total debt(7)...............................     1,386     1,759     1,432     1,283     1,121
Shareholder's equity........................     2,081     1,870     1,732     1,577     1,350

---------------

(1) Includes operations of the Savannah asphalt refinery since April 30, 1993.

(2) Includes operations of Cato Oil & Grease since May 1, 1995.

(3) Represents extraordinary gain (or charges) for the early extinguishment of debt (net of related income tax provision of $2 million and income tax benefit of $1 million) in 1995 and 1994, respectively.

(4) Represents the cumulative effect of the accounting change to Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Post-Employment Benefits" in 1994 (net of related income tax benefits of $3 million).

(5) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting charges plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.

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

     In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows including inventory valuation adjustments. CITGO purchases a significant amount of its crude oil requirements from PDVSA under long-term supply agreements (expiring in the years 2006 through 2013). These supply agreements are designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on crude oil supplied by PDVSA. This supply represented approximately 61 percent of the crude oil processed in refineries operated by CITGO in the year ended December 31, 1997. However, CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 1997. As a result of these factors, the earnings and cash flows of CITGO may experience substantial fluctuations.

     Effective January, 1, 1992, the supply agreements between PDVSA and CITGO with respect to the Lake Charles, Corpus Christi and Paulsboro refineries were modified to reduce the price levels to be paid by CITGO by a fixed amount per barrel of crude oil purchased from PDVSA. Such reductions were intended to defray CITGO's costs of certain environmental compliance expenditures. This modification resulted in a decrease in the cost of crude oil purchased under these agreements of approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in 1995, PDVSA and CITGO agreed to adjust this modification so that the 1992 fixed amount per barrel would be reduced and the adjusted modification would not expire until December 31, 1999. The effect of this adjustment to the original modification was to increase the cost of crude oil purchased under these agreements by approximately $22 million and $44 million in 1995 and 1996, respectively, as compared to the amount that would otherwise have been payable thereunder based on the original modification (resulting in a net decrease of approximately $48 million and $26 million in 1995 and 1996, respectively, from the amount otherwise payable under the agreement prior to the 1992 original modification.) In 1997, the effect of the adjustments to the original modifications was to reduce the price of crude oil purchased from PDVSA by approximately $25 million. The Company anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by approximately $25 million per year in 1998 and 1999, in each case as compared to the original modification and without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements.

     In July 1997 the Company's senior management implemented a Transformation Program designed to ensure that numerous expense controls, business information systems and business efficiency initiatives underway are effectively coordinated to achieve desired results. Included in this program are reviews of the Company's business units, assets, strategies, and business processes. These combined actions include expected personnel reductions (the "Separation Programs"). The cost of the Separation Programs is approximately $22 million for the year ended December 31, 1997. In addition, as part of the Transformation Program, the first phase of Systems, Applications and Products in Data Processing ("SAP") implementation, which includes the Company's financial reporting systems, went into production on January 1, 1998. Additional SAP modules are to be implemented throughout 1998 and 1999.

     The following table summarizes the sources of CITGO's sales revenues and volumes.

                        CITGO SALES REVENUES AND VOLUMES

                                       YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                    -----------------------------    --------------------------
                                     1997       1996       1995       1997      1996      1995
                                    -------    -------    -------    ------    ------    ------
                                           ($ IN MILLIONS)                  (MM GALLONS)
Gasoline........................    $ 7,754    $ 7,451    $ 6,367    11,953    11,308    11,075
Jet fuel........................      1,183      1,489      1,163     2,000     2,346     2,249
Diesel/#2 fuel..................      2,439      2,312      1,356     4,288     3,728     2,730
Petrochemicals, industrial
  products and other products...      1,172        846        831     1,940     1,408     1,572
Asphalt.........................        398        257        238       749       569       503
Lubricants and waxes............        467        426        404       239       220       215
                                    -------    -------    -------    ------    ------    ------
  Total refined product sales...    $13,413    $12,781    $10,359    21,169    19,579    18,344
Other sales.....................        178        171        163        --        --        --
                                    -------    -------    -------    ------    ------    ------
  Total sales...................    $13,591    $12,952    $10,522    21,169    19,579    18,344
                                    =======    =======    =======    ======    ======    ======

     The following table summarizes CITGO's cost of sales and operating expenses.

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                -------    -------    -------
                                                                       ($ IN MILLIONS)
Crude oil...................................................    $ 2,917    $ 3,053    $ 2,428
Refined products............................................      7,634      7,139      5,504
Intermediate feedstocks.....................................      1,152      1,000        898
Refining and manufacturing costs............................        819        801        755
Other operating costs and expenses and inventory changes....        498        498        481
                                                                -------    -------    -------
  Total cost of sales and operating expenses................    $13,020    $12,491    $10,066
                                                                =======    =======    =======

RESULTS OF OPERATIONS -- 1997 COMPARED TO 1996

     Sales revenues and volumes. Sales increased by $639 million, representing a 5% increase from 1996 to 1997. The increase was due to an increase in sales volumes of 8% partially offset by a decrease in average sales prices of 3%. Sales volumes of light fuels (gasoline, diesel/2 fuel and jet fuel), excluding bulk sales made for logistical reasons, were up 7% from 1996 to 1997 and their average unit price decreased $0.02. Gasoline sales volumes increased primarily due to successful marketing efforts, including the net addition of approximately 335 new independently owned CITGO branded outlets since December 31, 1996, as well as additional marketers obtained through the transaction relating to the UNO-VEN Company (see "Item 13. Certain Relationships and Related Transactions"). Petrochemical sales volume rose 30% from 1996 to 1997. This increase, combined with an average increase in unit prices of $0.02, resulted in a 33% increase in petrochemical sales revenue from 1996 to 1997. Petrochemical sales volumes increased primarily due to the increased production of xylene, refinery grade propylene and polymer grade propylene due to favorable economics. Industrial products sales volumes increased 40% and average unit prices increased $0.03 for a 48% increase in industrial products sales revenue from 1996 to 1997. The increase in industrial products sales volumes was due to the availability of product for sale from the PDVMR refinery. Asphalt sales revenue increased 55% from 1996 to 1997. The increase was primarily due to increases in sales volumes, up 32% from 1996 to 1997 and an 18% increase in sales price. The increase in asphalt sales volume is due primarily to the Company's efforts in production and marketing to take advantage of Sun Oil Company's withdrawal from the

East Coast asphalt market. Lubricants and wax sales revenue increased 10% from 1996 to 1997 due to increases in both sales price and volume.

     Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased by approximately $43 million, or 205% from $21 million in 1996 to $64 million in 1997. This increase was due primarily to a $43 million increase in CITGO's equity earnings of LYONDELL-CITGO. This increase was due primarily to the change in CITGO's interest in LYONDELL-CITGO which increased from approximately 13% at December 31, 1996 to approximately 42% on April 1, 1997 and the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997 (See Consolidated Financial Statements of CITGO -- Note 5).

     Other income (expense). Other income (expense) was $(10.5) million for the year ended December 31, 1997 as compared to $(4.2) million for the same period in 1996. The 1997 amount includes $8.7 million in loss reserves on a lubricants plant and retail properties, a $5.8 million write off of a capital project, $5.8 million in fees related to the sale of trade accounts, notes and credit card receivables in June and November 1997 and a $2.6 million write off of miscellaneous assets. These items were offset by a net $8.3 million property insurance recovery relating to the Corpus Christi alkylation unit fire during the third quarter, a $3.1 million net management fee charged to PDVMR over the year and a $1.3 million gain on the sale of pipeline assets in the first quarter of 1997.

     Cost of sales and operating expenses. Cost of sales and operating expenses increased by $529 million, or 4% from 1996 to 1997. Lower crude oil purchases in 1997 as compared to 1996 resulted from a 7% decrease in crude oil prices in 1997 as compared to 1996, and a 3% decrease in purchased volumes in 1997 as compared to 1996. Higher intermediate feedstock purchases were attributable to an 18% increase in volumes purchased, partially offset by 2% decrease in prices. Refinery production was higher in 1997 than 1996; however, due to the increased sales volumes mentioned above, refined product purchases increased 7%. The increase in refined product purchases includes a 10% increase in volumes offset by 3% lower refined product prices. The increases in refining and manufacturing costs are due primarily to increased costs of purchased fuel and electricity at CITGO's Lake Charles refinery.

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 59% and 57% of cost of sales for the years 1997 and 1996, respectively. These refined product purchases included purchases from LYONDELL-CITGO, PDVMR and Chalmette. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates its purchased product requirements will continue to increase, in volume and as a percentage of refined products sold, in order to meet marketing demands, although in the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

     Gross margin. The gross margin for 1997 was $571 million, or 4.2%, compared to $461 million, or 3.6% for 1996. Gross margins in 1997 were positively affected by high crude runs during periods of strong refining margins as well as asphalt and petrochemical activities (in each case, as discussed above).

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $35 million, or 21%, due primarily to increased selling expenses in 1997 including the effect of the change in focus of the Company's marketing programs initiated in April 1996 and increases in several other areas including purchasing, administrative services, information systems, corporate executive, credit card and other charges, none of which increased more than $6 million individually, but in the aggregate increased approximately $30 million for the year.

     Interest expense. Interest expense increased $11.5 million from 1996 to 1997. The increase was primarily due to the public debt and certain industrial revenue bonds which were outstanding for the entire year in 1997 compared to only a partial year during 1996 and CITGO's revolving bank loan which had a higher outstanding balance during most of 1997 as compared to 1996.

     Income taxes. CITGO's provision for income taxes in 1997 was $91 million, representing an effective tax rate of 31%. In 1996, CITGO's provision for income taxes was $70 million, representing an effective tax rate of 36%. The decrease is due primarily to the favorable resolution of a significant tax issue related to environmental expenditures with the Internal Revenue Service in the second quarter of 1997. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will more likely than not expire in 1998.

     Net income. Net income was $207 million for 1997 compared to $127 million for 1996.

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

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 55% and 57% of cost of sales for the years 1995 and 1996, respectively. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates its purchased product requirements will continue to increase, in volume and as a percentage of refined products sold, in order to meet marketing demands, although in the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

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

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4 million, or 2%, due primarily to increases in salaries and benefits and increased marketing expenses in 1996 including the effect of the change in focus of the Company's marketing programs initiated in April 1996. The primary program in effect through March 1996 was designed to increase the number of branded outlets and improve CITGO's overall image. Accordingly, costs were and continue to be expensed as incurred. The program initiated in April 1996 primarily focuses on defending market share and increasing volumes sold to existing marketers by providing an incentive which is earned over time. The accounting for the new program recognizes the program expenses when the incentives are earned.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1997, CITGO's net cash provided by operating activities totaled approximately $647 million, primarily reflecting $207 million of net income, $211 million of depreciation and amortization, and the net effect of other items of $229 million. The more significant changes in other items included the decrease in accounts receivable, including receivables from affiliates, of approximately $332 million, the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $149 million and the increase of other assets of approximately $75 million. The decrease in accounts receivable is due primarily to the sale of $125 million of trade accounts receivable in June 1997 and the sale of $150 million in credit card receivables in November 1997, proceeds of which were used primarily to make payments on the revolving bank loan. The decrease in accounts payable is related primarily to a reduction in the payable related to crude oil and refined products purchased. The increase of other assets is due primarily to a long-term receivable from PDVMR (see "Item 13. Certain Relationships and Related Transactions").

     Net cash used in investing activities in 1997 totaled $294 million consisting primarily of capital expenditures of $244 million, investments in LYONDELL-CITGO of $46 million and a loan to LYONDELL-CITGO of $16.5 million.

     During the same period, consolidated net cash used in financing activities totaled approximately $356 million comprised primarily of $215 million of net repayments on revolving bank loans, $50 million net repayments on short term bank loans, $59 million of net repayments on private placement senior notes, $29 million of net repayments on a term loan, a capital contribution of $20 million from PDV America and a $6 million dividend to PDV America.

     CITGO currently estimates that its capital expenditures for the years 1998 through 2002 will total approximately $1.4 billion. These include:

          CITGO ESTIMATED CAPITAL EXPENDITURES -- 1998 THROUGH 2002(1)

Strategic...................................................    $  646 million
Maintenance.................................................       441 million
Regulatory/Environmental....................................       290 million
                                                                --------------
  Total.....................................................    $1,377 million
                                                                ==============

---------------

(1) These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements".

     As of December 31, 1997, the Company and its subsidiaries had an aggregate of $1,257 million of indebtedness outstanding that matures on various dates through the year 2026. As of December 31, 1997, the Company's contractual commitments to make principal payments on this indebtedness were $98.2 million, $211.5 million and $47.1 million for 1998, 1999 and 2000, respectively. The Company's bank credit facility consists of a $58.8 million term loan, payable in quarterly installments of principal and interest through December 1999, and a $675 million revolving credit facility maturing in December 1999, of which $135 million was outstanding at December 31, 1997. Cit-Con has a separate credit agreement under which $28.6 million was outstanding at December 31, 1997. The Company's other principal indebtedness consists of (i) $199.7 million in senior notes issued in 1996, (ii) $260 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $235 million in senior notes issued in 1991, (iv) $218.3 million in obligations related to tax exempt bonds issued by various governmental units, and (v) $118 million in obligations related to taxable bonds issued by a governmental unit. See Note 11 to Consolidated Financial Statements.

     As of December 31, 1997, capital resources available to CITGO included cash on hand, available borrowing capacity of $540 million under CITGO's revolving credit facility and $212 million in unused availability under uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. See "Item 14b. Reports on Form 8-K". CITGO management believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time. See "Factors Affecting Forward Looking Statements".

     CITGO's debt instruments contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company for paying dividends, incurring additional debt, placing liens on property, and selling fixed assets. The Company was in compliance with the debt covenants at December 31, 1997.

     CITGO is a member of the PDV America consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV America which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. See Note 1 and Note 5 of the Notes to Consolidated Financial Statements included in Item 14a.

DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS

     In 1995, 1996 and 1997 the Company used commodity and financial instrument derivatives to manage defined commodity price and interest rate risks which arose out of the Company's core activities. The

Company had only limited involvement with other derivative financial instruments and did not use them for trading purposes. Beginning in 1998, the Company is reevaluating its use of derivative commodity and financial instruments, therefore non-hedging activity may increase.

     The Company enters into petroleum futures contracts, options and other over the counter commodity derivatives, primarily to hedge a portion of the price risk associated with crude oil and refined products. In order for a transaction to qualify for hedge accounting, the Company requires that the item to be hedged exposes the Company to price risk and that the commodity contract reduces that risk and is designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and, generally, the Company relies on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts which qualify as hedges are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of commodity derivatives which are not hedges are recorded as gains or losses in the period in which they occur.

     The Company also enters into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. Premiums paid for purchased interest rate swap and cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets. The interest rate differentials received or paid by the Company related to these agreements are recognized as adjustments to interest expense over the term of the agreements. Gains or losses on terminated swap agreements are either amortized over the original term of the swap agreement if the hedged borrowings remain in place, or are recognized immediately if the hedged borrowings are no longer held.

     The Company's commodity derivatives are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on the Company's hedged inventory or future purchases and sales. The Company's derivative commodity activity is closely monitored by management and contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1997 and 1996, and the effects on cost of sales and pretax earnings for 1997, 1996 and 1995 were not material. At times during 1996 and 1995, the Company entered into commodity derivatives activities that were not related to the hedging program discussed above. This activity and its results were not material in 1996 or 1995. There was no such activity in 1997.

     CITGO has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                      CITGO INTEREST RATE SWAP AGREEMENTS

                                                                           NOTIONAL PRINCIPAL AMOUNT
                                            EXPIRATION       FIXED RATE    --------------------------
          VARIABLE RATE INDEX                  DATE             PAID          1997           1996
          -------------------             ---------------    ----------    -----------    -----------
                                                                                      (000'S OMITTED)
One-month LIBOR........................   September 1998       4.85%        $ 25,000       $ 25,000
One-month LIBOR........................   November 1998        5.09%          25,000         25,000
One-month LIBOR........................   May 2000             6.28%          25,000         25,000
J.J. Kenny.............................   May 2000             4.72%          25,000         25,000
J.J. Kenny.............................   February 2005        5.30%          12,000         12,000
J.J. Kenny.............................   February 2005        5.27%          15,000         15,000
J.J. Kenny.............................   February 2005        5.49%          15,000         15,000
                                                                            --------       --------
                                                                            $142,000       $142,000
                                                                            ========       ========

     The fair value of the interest rate swap agreements in place at December 31, 1997, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.9 million. In connection with the determination of said fair market value, CITGO considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     Interest expense includes $0.8 million, $1.1 million, and $0.1 million in 1997, 1996 and 1995, respectively, related to interest paid on these agreements. During 1995, the Company converted $25 million of variable rate debt to fixed rate borrowings and terminated the interest rate swap agreement matched to the variable rate debt. Other income in 1995 included a $2.4 million gain related to the termination of this interest rate swap agreement. There were no transactions of this type in 1996 or 1997.

     During 1995, the Company entered into a 9 percent interest rate cap agreement with a notional amount of $25 million, a reference rate of three-month LIBOR and an expiration date of February, 1997. The effect of this agreement was not material in 1997, 1996 or 1995.

     Neither CITGO nor the counterparties are required to collateralize their obligations under these derivative commodity and financial instruments. CITGO is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off-balance-sheet credit risk of accounting loss for the notional amounts. CITGO does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions at December 31, 1997.

NEW ACCOUNTING STANDARDS

     Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available. Effective January 1, 1997, the Company adopted Statement of Position 96-1 -- "Environmental Remediation Liabilities" ("SOP 96-1"). The statement provides guidance on environmental liabilities and disclosures. The adoption of SOP 96-1 did not have a material effect on the consolidated financial position or results of operations of CITGO.

     Effective for the Company's year ended December 31, 1997, CITGO adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about the Company's capital structure. The adoption of this standard related to disclosure within the financial statements and did not have a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which is effective for the Company's fiscal year ending December 31, 1998. The statement addresses the reporting and display of comprehensive income and its components. The Company does not currently believe adoption of SFAS No. 130 will result in material differences between comprehensive income and net income.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"),which is effective for the fiscal year ending December 31, 1998. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company is unable to determine the full extent of disclosure changes that may result from adoption of SFAS No. 131 because of the potential for change as a result of the Company's Transformation Program (see the Consolidated Financial Statements of CITGO -- Note 12), which began in July 1997.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") which is effective for the Company's fiscal year ending December 31, 1998. The statement revises current employers' disclosure requirements for pensions and other postretirement benefits. It does not change the measurement or recognition of those plans.

YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     CITGO is replacing major elements of its information systems by implementing Systems, Applications and Products in Data Processing ("SAP"). The first phase of SAP implementation, which included the financial reporting systems, was brought into production on January 1, 1998. Additional SAP modules will be implemented throughout 1998 and 1999. The total estimated cost of the SAP implementation is approximately $111 million, which includes software, hardware, reengineering and change management. Costs incurred relating to this project are either capitalized or expensed as incurred in accordance with generally accepted accounting principles. Management has determined that SAP is an appropriate solution to the Year 2000 Compliance issue related to the systems on which SAP is implemented.

     CITGO estimates that $1 million will be spent in 1998 and 1999 to address the Year 2000 Compliance issue by testing, upgrading or replacing its information systems which will not be replaced by SAP. In addition, approximately $3 million will be spent in 1998 and 1999 to determine the nature and cost of upgrades or replacements necessary to address the Year 2000 issue in equipment other than information systems and to assess the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. These efforts are led by a CITGO team supplemented by external resources. The cost to upgrade and or replace such equipment and to address any third party Year 2000 Compliance issues is not known at this time. Although management believes solutions and alternatives to the Year 2000 issue in these systems will be identified, there is no guarantee that the systems which will not be replaced by SAP and other equipment will all be Year 2000 compliant before the end of 1999. This could result in a system failure or disruptions of operations which may have a material adverse effect on the Company. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be upgraded or replaced on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

                     ITEM 9.  CHANGES IN AND DISAGREEMENTS
            WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of CITGO as of December 31, 1997 are as follows:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Luis Urdaneta.............................  56    Chairman of the Board and Director
David J. Tippeconnic......................  57    President, Chief Executive Officer and
                                                  Director
Roberto V. Mandini........................  57    Executive Vice President and Director
Ezra C. Hunt..............................  46    Senior Vice President and
                                                  Chief Financial Officer
W. A. DeVore..............................  49    Senior Vice President, Marketing
Remigio Fernandez.........................  62    Director
Eduardo Lopez Quevedo.....................  56    Director
Alonso Velasco............................  56    Director

     Directors are elected to serve until their successors are duly elected and qualified. Executive officers are appointed by and serve at the discretion of the Board of Directors.

     The only standing committee of the Company's Board of Directors is the Audit Committee. The Audit Committee is comprised of Messrs. Fernandez, Lopez Quevedo and Velasco.

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

     David J. Tippeconnic, President, Chief Executive Officer and Director. Mr. Tippeconnic has been President and Chief Executive Officer of CITGO and a member of the Owners Committee of LYONDELL-CITGO since July 1997. Prior to such time, he was President and Chief Executive Officer of The UNO-VEN Company. Prior to joining UNO-VEN, he served 33 years with Phillips Petroleum Company, holding various operating positions before being named Vice President, Human Resources. He was later named Senior Vice President, Planning and Technology, and then Executive Vice President of Phillips Petroleum Company and President of the Phillips 66 Company, the refining, marketing, transportation and chemicals division of the company. He was also a member of the Board of Directors of Phillips Petroleum Company.

     Roberto V. Mandini, Executive Vice President and Director. Mr. Mandini has been Executive Vice President since January 1995 and has been a member of the Owners Committee of LYONDELL-CITGO and President of PDVMR since January 1998. Prior to such time, he was Chief Executive Officer and Chairman of the Board of Directors of Corpoven S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from December 1986 to December 1994. Mr. Mandini was also Executive Vice President of Corpoven S.A. from June 1986 to December 1986, Executive Vice President of Meneven S.A., a company that was merged into Corpoven in 1986, from

January 1985 to June 1986, a member of the Board of Directors of Lagoven S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from 1981 to 1985, and Producing Function Coordinator with PDVSA from 1980 to 1981.

     Ezra C. Hunt, Senior Vice President and Chief Financial Officer. Mr. Hunt has been Senior Vice President and Chief Financial Officer of CITGO since July 1997. He was formerly Senior Vice President and Chief Financial Officer, Commercial Specialty Programs, for TIG Insurance, Irving, Texas. Prior to joining TIG Insurance, he served 20 years with Atlantic Richfield Company. During that time, he held various positions, including Vice President, Centralized Dallas Operations; Vice President, Finance, ARCO Oil and Gas; and Controller, ARCO Alaska.

     W. A. DeVore, Senior Vice President, Marketing. Mr. DeVore has been Senior Vice President, Marketing since November 1997. Prior to such time, he was Marketing Vice President of The UNO-VEN Company from 1995 to 1997. Mr. DeVore held positions in marketing and chemicals general management at Phillips Petroleum Company.

     Remigio Fernandez, Director. Mr. Fernandez has been a member of the Board of Directors of PDVSA since March 1996. Prior to such time, he was the Managing Director of PDV(UK), PDVSA's representative office for Europe, from September 1994 to March 1996; the Chairman of the Managing Board and Chief Executive Officer of PDV Europa B.V., the PDVSA affiliate responsible for investments and other commercial activities in Europe, from February 1991 to August 1994; the President and Chief Executive Officer of Interven S.A., the affiliate then in charge of PDVSA's overseas investments, from May 1986 to January 1991; a member of PDVSA's Board of Directors from September 1983 to April 1986; a member of the Board of Directors of Lagoven S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from December 1977 to August 1983. Mr. Fernandez currently also serves as President of PROESCA, a PDVSA affiliate engaged in specialty products obtained from refinery streams; as a member of the Board of Directors of Interven Venezuela, S.A., the PDVSA affiliate responsible for monitoring overseas investments; and as Chairman of the Shareholders' Committee of Ruhr Oel GmbH, a German joint venture between PDVSA and Veba Oel, engaged in petroleum refining and distribution, a position he has held since 1983. He has also been Chairman and Vice-Chairman of the Board of Directors of AB Nynas Petroleum, a Swedish-based joint venture of PDVSA and Neste Oy, engaged in the production and marketing of asphalt and naphthenic lubricants in Europe, from 1991 through 1996; the Chairman of the Board of Directors of Champlin Refining and Chemicals, formerly a PDVSA wholly-owned refining and distribution company, now owned by CITGO, from 1988 through 1990; and was previously a member of CITGO's Board of Directors from 1986 to 1988.

     Eduardo Lopez Quevedo, Director. Mr. Lopez Quevedo has been a member of the Board of Directors of CITGO since 1995. Mr. Lopez Quevedo has been Chief Executive Officer and a member of the Board of Directors of Interven Venezuela, S.A., a subsidiary of PDVSA engaged in the monitoring of PDVSA's investments in the United States and Europe, since 1995 and 1994, respectively. Prior to such time, Mr. Lopez Quevedo was Chief Executive Officer and Chairman of the Board of Directors of Maraven, S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from 1992 to 1994; Executive Vice President of Maraven, S.A. from 1990 to 1992; Executive Vice President of Interven Venezuela, S.A. from 1988 to 1990; Executive Vice President of Corpoven, S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from 1986 to 1988; Chief Executive Officer and Chairman of the Board of Directors Cevegas, S.A., an industrial gas company in Venezuela, from 1986 to 1988; a member of the Board of Directors of Lagoven, S.A., a subsidiary of PDVSA engaged in the exploration, production, refining and retailing of crude, products, gas and LPG, from 1985 to 1986; a member of the Board of Directors of Corpoven, S.A. from 1978 to 1985; the Supply and Marketing Coordinator of PDVSA from 1977 to 1978; and a member of the Board of Directors of Llanoven, S.A., the successor of Mobil Oil Company de Venezuela, from 1975 to 1977. Currently, Mr. Lopez Quevedo is also the Chairman of the Board of Directors of AB Nynas Petroleum (Sweden); a member of the Shareholder Committee of Ruhr Oel GmbH (Germany); and the Chairman of the Management Board of PDV Europa, B.V. (The Netherlands).

     Alonso Velasco, Director. Mr. Velasco has been a member of the Board of Directors of CITGO and a member of the Management Committee of PDVMR since May 1997. He has also been a director of PDV America since 1991 and President, Chief Executive and Financial Officer since 1993. Mr. Velasco was Control and Finance Coordinator of PDVSA from 1991 until March 1994, at which time he was appointed a director of PDVSA. Between 1987 and 1991, he was director of Interven, S.A., an affiliate of PDVSA.

     In 1997, Messrs. William J. Beckert, Senior Vice President, Operations; Lawrence H. Brittain, Jr., Senior Vice President, Marketing, Light Oils and Lubricants; and Ralph S. Cunningham, President, Chief Executive Officer and Director, retired.

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

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain members of the Board of Directors of CITGO are also directors or executive officers of PDVSA.

     CITGO has entered into several transactions with PDVSA or other affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO for a fixed period, usually 20 to 25 years. The supply agreements differ somewhat for each entity and each CITGO refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced for each particular grade of crude oil or feedstock, less (i) certain deemed refining costs; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by a purchaser under the various supply agreements will vary depending on, among other things the efficiency with which such purchaser conducts its operations during such period. These supply agreements are designed to reduce the inherent earnings volatility of the refining and marketing operations of CITGO. Prior to 1995, certain costs were used in the CITGO supply agreement formulas, aggregating approximately $70 million per year, which were to cease being deductible after 1996. Commencing in the third quarter of 1995, a portion of such deductions were deferred from 1995 and 1996 to the years 1997 through 1999. As a result of the deferral, crude oil costs for 1995 increased by approximately $22 million, which is included in cost of sales and operating expenses, and increased approximately $44 million for the year 1996 under these agreements. In 1997, the effect of the adjustments to the original modifications was to reduce the price of crude oil purchased from PDVSA by approximately $25 million. The Company anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by approximately $25 million per year in 1998 and 1999, in each case as compared to the original modification and without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements. See also "Factors Affecting Forward Looking Statements".

     LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") is a Texas limited liability company which owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Petrochemical Company ("Lyondell"), referred to as the owners. CITGO contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply contract through the year 2017, and CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract (see the Consolidated Financial Statements of CITGO -- Note 5).

     CITGO's participation interest in LYONDELL-CITGO increased from approximately 13% at December 31, 1996 to approximately 42% on April 1, 1997, in accordance with agreements between the owners concerning such interest. CITGO has a one time option for 18 months from April 1, 1997, to increase, for an additional investment, its participation interest to 50%.

     CITGO loaned $16.5 million to LYONDELL-CITGO during 1997. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets at December 31, 1997.

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners.

     On May 1, 1997, PDV America and Union Oil Company of California ("Unocal") closed a transaction relating to The UNO-VEN Company ("UNO-VEN"). The transaction transferred certain assets and liabilities to PDV Midwest Refining, L.L.C. ("PDVMR"), a subsidiary of PDV America, in liquidation of PDV America's 50% ownership interest in UNO-VEN. The assets include a refinery in Lemont, Illinois, as well as product distribution terminals and retail sites located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery (see the Consolidated Financial Statements of CITGO -- Note 2 and Note 5). A portion of the crude oil processed by PDVMR is supplied by PDVSA under a long-term crude supply contract.

     An affiliate of PDVSA entered into an agreement to acquire a 50% equity interest in a refinery in Chalmette, Louisiana ("Chalmette"), in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 1998 (see the Consolidated Financial Statements of CITGO -- Note 5). CITGO exercised this option on November 1, 1997, and is acquiring approximately 66 MBPD of refined products from the refinery, approximately one-half of which is gasoline.

     Under such long-term supply agreements and refined product purchase agreements, CITGO and LYONDELL-CITGO purchased approximately $2 billion and $0.9 billion respectively, of crude oil, feedstocks and refined products at market related prices from PDVSA in 1997. At December 31, 1997, $138 million was included in CITGO's current payable to affiliates as a result of these transactions.

     The Company also purchases refined products from various other affiliates including LYONDELL-CITGO, PDVMR and Chalmette, under various supply contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $2.8 billion, $1.6 billion and $1.4 billion for 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, $59 million and $38 million, respectively, were included in payables to affiliates as a result of these transactions.

     CITGO had refined product, feedstock and crude oil and other product sales of $221 million to affiliates, including the Mount Vernon Phenol Plant Partnership and LYONDELL-CITGO, in 1997. At December 31, 1997, $23 million was included in Due from affiliates as a result of these transactions.

     Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. See "Consolidated Financial Statements -- Note 15".

     The Company and PDV America are parties to a tax allocation agreement which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In April 1996, $12.7 million due from CITGO to PDV America under this tax allocation agreement, for the tax years 1992 through 1994, was reclassified and accounted for as a contribution of capital. In December 1996, $0.8 million due from PDV America to CITGO under this tax allocation agreement, for the 1995 tax year, was reclassified and accounted for as a noncash dividend. In 1997, $10 million due from PDV America under this tax allocation agreement, for the year 1996, was classified and accounted for as a noncash dividend. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement are required to be paid to PDV America. Current amounts payable to PDV America, under this agreement, of $9.7 million, $12 million and $12.2 million are included in other current liabilities at December 31, 1997, 1996 and 1995, respectively.

                                    PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a.   CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

     (1) Financial Statements:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets at December 31, 1997 and 1996...  F-3
Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995..........................  F-4
Consolidated Statements of Shareholder's Equity for the
  years ended December 31, 1997, 1996 and 1995..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

     (2) Exhibits:

The Exhibit Index in part c. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b.   REPORTS ON FORM 8-K

     A Form 8-K was filed with the Securities and Exchange Commission on November 18, 1997 in regard to the fact that on October 28, 1997, CITGO Petroleum Corporation entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to $235 million in aggregate principal amount of notes in tranches from time to time by the Company under a Medium Term Note Program. Any tranche of notes could have a maturity ranging from nine months to 30 years from the date of issuance and could bear interest at a fixed rate or at a fluctuating rate based on one of several possible indices. The Medium Term Note Program was established under the shelf registration of $600 million in aggregate principal amount of debt securities pursuant to the Registration Statement (333-3226) declared effective by the Securities and Exchange Commission on May 17, 1996.

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

   *10.16          Master Shelf Agreement (1994) by and between Prudential
                   Insurance Company of America and CITGO Petroleum Corporation
                   ($100,000,000), dated March 4, 1994.
   *10.17(i)       Letter Agreement by and between the Company and Prudential
                   Insurance Company of America, dated March 4, 1994.
   *10.17(ii)      Letter Amendment No. 1 to Master Shelf Agreement with
                   Prudential Insurance Company of America, dated November 14,
                   1994.
  **10.18          CITGO Senior Debt Securities(1991) Agreement.
   *10.19          CITCON Credit Agreement between CITCON Oil Corporation and
                   The Chase Manhattan Bank N.A., as Agent, dated as of April
                   30, 1992.
   *10.20(i)       First Amendment to the CITCON Credit Agreement, between
                   CITCON Oil Corporation and The Chase Manhattan Bank
                   (National Association), dated as of June 30, 1992.
   *10.20(ii)      Second Amendment to the CITCON Credit Agreement, between
                   CITCON Oil Corporation and The Chase Manhattan Bank
                   (National Association), dated as of March 31, 1994.
   *10.20(iii)     Third Amendment to the CITCON Credit Agreement, between
                   CITCON Oil Corporation and The Chase Manhattan Bank
                   (National Association), dated as of June 10, 1994.
 ***10.21          Selling Agency Agreement dated as of October 28, 1997 among
                   CITGO Petroleum Corporation, Salomon Brothers Inc. and Chase
                   Securities Inc.
    12.1           Computation of Ratio of Earnings to Fixed Charges.
    23.1           Consent of Independent Auditors
    27             Financial Data Schedule (filed electronically only).

---------------

  * Previously filed in connection with the Registrant's Report on Form 10, Commission file number 1-14380.

 ** Incorporated by reference to the Registration Statement on Form F-1 of PDV America, Inc. (No. 33-63742).

*** Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 18, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CITGO PETROLEUM CORPORATION

                                          By:       /s/ R. M. BRIGHT
                                            ------------------------------------
                                                        R. M. Bright
                                                Controller (Chief Accounting
                                                           Officer)
Date: March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 SIGNATURES                                    TITLE                        DATE
                 ----------                                    -----                        ----
            By: /s/ LUIS URDANETA              Chairman of the Board and Director      March 26, 1998
  ----------------------------------------
                Luis Urdaneta

        By: /s/ DAVID J. TIPPECONNIC           President, Chief Executive Officer and  March 26, 1998
  ----------------------------------------     Director
            David J. Tippeconnic

         By: /s/ ROBERTO V. MANDINI            Executive Vice President and Director   March 26, 1998
  ----------------------------------------
             Roberto V. Mandini

            By: /s/ EZRA C. HUNT               Senior Vice President and               March 26, 1998
  ----------------------------------------     Chief Financial Officer
                Ezra C. Hunt

            By: /s/ W. A. DEVORE               Senior Vice President, Marketing        March 26, 1998
  ----------------------------------------
                W. A. DeVore

          By: /s/ REMIGIO FERNANDEZ            Director                                March 26, 1998
  ----------------------------------------
              Remigio Fernandez

        By: /s/ EDUARDO LOPEZ QUEVEDO          Director                                March 26, 1998
  ----------------------------------------
            Eduardo Lopez Quevedo

           By: /s/ ALONSO VELASCO              Director                                March 26, 1998
  ----------------------------------------
               Alonso Velasco

                          CITGO PETROLEUM CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

               as of December 31, 1997 and 1996, and for Each of
             the Three Years in the Period Ended December 31, 1997
                        and Independent Auditors' Report

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of CITGO Petroleum Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CITGO Petroleum Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Tulsa, Oklahoma
February 13, 1998

                          CITGO PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   24,363   $   26,856
  Accounts receivable, net..................................     657,864    1,004,098
  Due from affiliates.......................................      23,498       27,738
  Inventories...............................................     857,598      833,191
  Prepaid expenses and other................................       9,658       21,626
                                                              ----------   ----------
          Total current assets..............................   1,572,981    1,913,509
PROPERTY, PLANT AND EQUIPMENT -- Net........................   2,849,262    2,786,703
RESTRICTED CASH.............................................       6,920        9,369
INVESTMENTS IN AFFILIATES...................................     813,923      790,576
OTHER ASSETS................................................     168,949      129,972
                                                              ----------   ----------
                                                              $5,412,035   $5,630,129
                                                              ==========   ==========
                        LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Short-term bank loans.....................................  $    3,000   $   53,000
  Accounts payable..........................................     469,556      530,505
  Payables to affiliates....................................     197,852      275,375
  Taxes other than income...................................     180,143      200,863
  Other.....................................................     240,270      219,648
  Current portion of long-term debt.........................      95,240       95,240
  Current portion of capital lease obligation...............      13,140       11,778
                                                              ----------   ----------
          Total current liabilities.........................   1,199,201    1,386,409
LONG-TERM DEBT..............................................   1,158,528    1,468,738
CAPITAL LEASE OBLIGATION....................................     116,586      129,726
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................     199,765      183,370
OTHER NONCURRENT LIABILITIES................................     205,533      194,802
DEFERRED INCOME TAXES.......................................     423,242      370,117
MINORITY INTEREST...........................................      28,337       26,631
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock -- $1.00 par value, 1,000 shares authorized,
     issued and outstanding.................................           1            1
  Additional capital........................................   1,255,009    1,235,009
  Retained earnings.........................................     825,833      635,326
                                                              ----------   ----------
          Total shareholder's equity........................   2,080,843    1,870,336
                                                              ----------   ----------
                                                              $5,412,035   $5,630,129
                                                              ==========   ==========

                See notes to consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                EACH OF THE THREE YEARS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                         1997           1996           1995
                                                      -----------    -----------    -----------
REVENUES:
  Net sales.........................................  $13,369,808    $12,762,453    $10,311,890
  Sales to affiliates...............................      221,495        189,607        210,270
                                                      -----------    -----------    -----------
                                                       13,591,303     12,952,060     10,522,160
  Equity in earnings of affiliates..................       64,460         21,481         33,530
  Other income (expense), net.......................      (10,535)        (4,178)        (2,985)
                                                      -----------    -----------    -----------
                                                       13,645,228     12,969,363     10,552,705
                                                      -----------    -----------    -----------
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including
     purchases of $4,791,307, $4,001,471, and
     $3,321,128 from affiliates)....................   13,019,754     12,491,003     10,066,012
  Selling, general and administrative expenses......      200,777        166,108        162,260
  Interest expense, excluding capital lease.........      109,895         97,171         88,655
  Capital lease interest charge.....................       15,597         16,818         17,913
  Minority interest.................................        1,706          1,013          1,993
                                                      -----------    -----------    -----------
                                                       13,347,729     12,772,113     10,336,833
                                                      -----------    -----------    -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...      297,499        197,250        215,872
INCOME TAXES........................................       90,955         70,281         79,528
                                                      -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM....................      206,544        126,969        136,344
EXTRAORDINARY GAIN, early extinguishment of debt,
  net of related income taxes of $2,160.............           --             --          3,380
                                                      -----------    -----------    -----------
NET INCOME..........................................  $   206,544    $   126,969    $   139,724
                                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                EACH OF THE THREE YEARS ENDED DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                          COMMON STOCK                                    TOTAL
                                        ----------------    ADDITIONAL    RETAINED    SHAREHOLDER'S
                                        SHARES    AMOUNT     CAPITAL      EARNINGS       EQUITY
                                        ------    ------    ----------    --------    -------------
BALANCE, JANUARY 1, 1995..............     1       $ 1      $1,207,345    $369,437     $1,576,783
  Net income..........................    --        --              --     139,724        139,724
  Capital contributions received from
     Parent...........................    --        --          15,000          --         15,000
                                          --       ---      ----------    --------     ----------
BALANCE, DECEMBER 31, 1995............     1         1       1,222,345     509,161      1,731,507
  Net income..........................    --        --              --     126,969        126,969
  Noncash capital contributions
     received from Parent.............    --        --          12,664          --         12,664
  Noncash dividend to Parent..........    --        --              --        (804)          (804)
                                          --       ---      ----------    --------     ----------
BALANCE, DECEMBER 31, 1996............     1         1       1,235,009     635,326      1,870,336
  Net income..........................    --        --              --     206,544        206,544
  Capital contributions received from
     Parent...........................    --        --          20,000          --         20,000
  Noncash dividend to Parent..........    --        --              --     (10,037)       (10,037)
  Dividend to Parent..................    --        --              --      (6,000)        (6,000)
                                          --       ---      ----------    --------     ----------
BALANCE, DECEMBER 31, 1997............     1       $ 1      $1,255,009    $825,833     $2,080,843
                                          ==       ===      ==========    ========     ==========

                See notes to consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                EACH OF THE THREE YEARS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                1997        1996        1995
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 206,544   $ 126,969   $ 139,724
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    210,790     189,063     164,570
    Provision for losses on accounts receivable.............     17,827      13,275       9,070
    Deferred income taxes...................................     60,617       4,612      16,957
    Distributions in excess of (less than) equity in
     earnings (losses) of affiliates........................     27,282       9,677      (4,490)
    (Gain) from early extinguishment of debt................         --          --      (3,380)
    Other adjustments.......................................      7,997       2,577       3,652
    Changes in operating assets and liabilities, net of
     investment in subsidiary in 1995:
      Accounts receivable and due from affiliates...........    332,240    (198,080)    (77,412)
      Inventories...........................................    (24,407)    (47,916)      2,212
      Prepaid expenses and other current assets.............      4,477       6,434       4,766
      Accounts payable and other current liabilities........   (148,608)    225,288     133,110
      Other assets..........................................    (74,709)    (83,858)    (68,114)
      Other liabilities.....................................     27,158      17,325       9,685
                                                              ---------   ---------   ---------
        Total adjustments...................................    440,664     138,397     190,626
                                                              ---------   ---------   ---------
        Net cash provided by operating activities...........    647,208     265,366     330,350
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (243,875)   (437,743)   (314,225)
  Proceeds from sales of property, plant and equipment......     12,295       3,923         843
  Decrease (increase) in restricted cash....................      2,449      (8,111)     41,629
  Investments in LYONDELL-CITGO Refining Company Ltd........    (45,635)   (142,638)   (178,875)
  Loans to LYONDELL-CITGO Refining Company Ltd..............    (16,509)         --          --
  Investments in subsidiary and advances to other
    affiliates..............................................     (2,442)        (10)    (46,805)
                                                              ---------   ---------   ---------
        Net cash used in investing activities...............   (293,717)   (584,579)   (497,433)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments of) proceeds from short-term bank loans...    (50,000)     28,000     (28,500)
  Net (repayments of) borrowings from revolving bank loan...   (215,000)     60,000      95,000
  Payments on term bank loan................................    (29,412)    (29,412)     (7,353)
  Payments on private placement senior notes................    (58,685)    (58,685)    (47,321)
  Proceeds from issuance of senior notes....................         --     199,694          --
  Proceeds from master shelf agreement......................         --          --     100,000
  Proceeds from issuance of taxable bonds...................         --     120,000          --
  Proceeds from issuance of tax-exempt bonds................         --      25,000      90,700
  Payments on tax-exempt bonds..............................         --          --     (40,237)
  Payments of capital lease obligations.....................    (11,778)    (11,248)     (9,011)
  (Repayments) borrowings of other debt.....................     (5,109)     (7,143)      2,397
  Capital contributions received from Parent (PDV
    America)................................................     20,000          --      15,000
  Dividend to Parent (PDV America)..........................     (6,000)         --          --
                                                              ---------   ---------   ---------
        Net cash provided by (used in) financing
        activities..........................................   (355,984)    326,206     170,675
                                                              ---------   ---------   ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............  $  (2,493)  $   6,993   $   3,592
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     26,856      19,863      16,271
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  24,363   $  26,856   $  19,863
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest, net of amounts capitalized....................  $ 126,879   $ 120,532   $  97,788
                                                              =========   =========   =========
    Income taxes, net of refunds of $3,682 in 1995..........  $  41,807   $  54,939   $  64,437
                                                              =========   =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Noncash capital contribution from Parent (PDV America)....  $      --   $  12,664   $      --
                                                              =========   =========   =========
  Noncash dividend to Parent (PDV America)..................  $ (10,037)  $    (804)  $      --
                                                              =========   =========   =========

                See notes to consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                EACH OF THE THREE YEARS ENDED DECEMBER 31, 1997

1. SIGNIFICANT ACCOUNTING POLICIES

     Description of Business -- CITGO Petroleum Corporation ("CITGO") is a subsidiary of PDV America, Inc. ("PDV America"), an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela.

     CITGO manufactures or refines and markets quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO owns and operates two modern, highly complex crude oil refineries (Lake Charles, Louisiana, and Corpus Christi, Texas) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 527 thousand barrels per day ("MBPD"). CITGO also owns a minority interest in LYONDELL-CITGO Refining Company Ltd., a limited liability company that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO also operates a 153 MBPD refinery in Lemont, Illinois, owned by PDV Midwest Refining L.L.C. CITGO's assets also include a 65 percent owned lubricant and wax plant, pipelines and equity interests in pipeline companies and petroleum storage terminals.

     CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located primarily east of the Rocky Mountains. Lubricants are sold to independent marketers, mass marketers and industrial customers, and petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States.

     Principles of Consolidation -- The consolidated financial statements include the accounts of CITGO and its subsidiaries (collectively referred to as the "Company"). All subsidiaries are wholly owned except for Cit-Con Oil Corporation ("Cit-Con"), which is 65 percent owned. All material intercompany transactions and accounts have been eliminated.

     The Company's investments in affiliates are accounted for by the equity method. The excess of the investments over the equity in the underlying net assets of the affiliates is amortized on a straight-line basis over 40 years, which is based upon the estimated useful lives of the affiliates' assets.

     Estimates, Risks and Uncertainties -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CITGO is sensitive to domestic and international political, legislative, regulatory and legal environments. Significant changes in the prices or availability of crude oil and refined products could have a significant impact on CITGO's results of operations for any particular year.

     Revenue Recognition -- Revenue is recognized upon transfer of title to products sold, based upon the terms of delivery.

     Supply and Marketing Activities -- The Company engages in the buying and selling of crude oil to supply its refineries. The net results of this activity are recorded in cost of sales. The Company also engages in the buying and selling of refined products to facilitate the marketing of its refined products. The results of this activity are recorded in cost of sales and sales.

     Refined product exchange transactions that do not involve the payment or receipt of cash are not accounted for as purchases or sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the Company's last-in, first-out ("LIFO") inventory method. Exchanges that are settled through payment or receipt of cash are accounted for as purchases or sales.

                          CITGO PETROLEUM CORPORATION

     Excise Taxes -- The Company collects excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.2 billion, $2.7 billion, and $2.2 billion were collected from customers and paid to various governmental entities in 1997, 1996, and 1995, respectively. Excise taxes are not included in sales.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of highly-liquid short-term investments and bank deposits with initial maturities of three months or less.

     Restricted Cash -- Restricted cash represents highly-liquid, short-term investments held in trust accounts in accordance with a tax-exempt bond agreement. Funds are released solely for financing environmental facilities as defined in the bond agreements.

     Inventories -- Crude oil and refined product inventories are stated at the lower of cost or market and cost is primarily determined using the LIFO method. Materials and supplies are valued primarily using the average cost method.

     Property, Plant and Equipment -- Property, plant and equipment is reported at cost, less accumulated depreciation. Depreciation is based upon the estimated useful lives of the related assets using the straight-line method. Depreciable lives are generally as follows: buildings and leaseholds -- 10 to 24 years; machinery and equipment -- 5 to 24 years; and vehicles -- 3 to 10 years.

     Upon disposal or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income.

     The Company capitalizes interest on projects when construction takes considerable time and entails major expenditures. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Capitalized interest totaled $7 million, $12 million, and $5 million in 1997, 1996, and 1995, respectively.

     The Company periodically evaluates the carrying values of its property, plant and equipment and other long-lived assets for circumstances which may indicate impairment.

     Commodity and Interest Rate Derivatives -- The Company uses commodity and financial instrument derivatives to manage defined commodity price and interest rate risks arising out of the Company's core activities. The Company has only limited involvement with other derivative financial instruments and does not use them for trading purposes.

     The Company enters into petroleum futures contracts, options and other over the counter commodity derivatives, primarily to hedge a portion of the price risk associated with crude oil and refined products. In order for a transaction to qualify for hedge accounting, the Company requires that the item to be hedged exposes the Company to price risk and that the commodity contract reduces that risk and is designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and, generally, the Company relies on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts which qualify as hedges are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of commodity derivatives which are not hedges are recorded as gains or losses in the period in which they occur.

     The Company also enters into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. Premiums paid for purchased interest rate swap and cap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets. The interest rate differentials received or paid by the Company related to these agreements are recognized as adjustments to interest expense over the term of the agreements. Gains or losses on terminated swap agreements are either amortized over the original term of the swap agreement if the hedged borrowings remain in place, or are recognized immediately if the hedged borrowings are no longer held.

                          CITGO PETROLEUM CORPORATION

     Refinery Maintenance -- Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to seven years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $49 million, $53 million, and $43 million for 1997, 1996, and 1995, respectively. Ordinary maintenance is expensed as incurred.

     Environmental Expenditures -- Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available. Effective January 1, 1997, the Company adopted Statement of Position 96-1 -- "Environmental Remediation Liabilities" ("SOP 96-1"). The statement provides guidance on environmental liabilities and disclosures. The adoption of SOP 96-1 did not have a material effect on the consolidated financial position or results of operations of CITGO.

     Income Taxes -- The Company is included in the consolidated U.S. Federal income tax return filed by PDV America. The Company's current and deferred income tax expense has been computed on a stand-alone basis using an asset and liability approach.

     Capital Structure -- Effective for the Company's year ended December 31, 1997, CITGO adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about the Company's capital structure. The adoption of this standard related to disclosure within the financial statements and did not have a material effect on the Company's financial statements.

     Comprehensive Income -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which is effective for the Company's fiscal year ending December 31, 1998. The statement addresses the reporting and display of comprehensive income and its components. The Company does not currently believe adoption of SFAS No. 130 will result in material differences between comprehensive income and net income.

     Segments -- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" which is effective for the fiscal year ending December 31, 1998. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company is unable to determine the full extent of disclosure changes that may result from adoption of SFAS No. 131 because of the potential for change as a result of the Company's Transformation Program (Note 12), which began in July 1997.

2. REFINERY AGREEMENTS

     On May 1, 1997, PDV America and Union Oil Company of California ("Unocal") closed a transaction relating to The UNO-VEN Company ("UNO-VEN"). The transaction transferred certain assets and liabilities to PDV Midwest Refining, L.L.C. ("PDVMR"), a subsidiary of PDV America, in liquidation of PDV America's 50 percent ownership interest in UNO-VEN. The assets include a 153 MBPD refinery in Lemont, Illinois, as well as eleven product distribution terminals and 89 retail sites located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery (Note 5).

                          CITGO PETROLEUM CORPORATION

     An affiliate of PDVSA entered into an agreement to acquire a 50 percent equity interest in a refinery in Chalmette, Louisiana ("Chalmette"), in October, 1997 and has assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1998 (Note 5). CITGO exercised this option on November 1, 1997, and is acquiring approximately 80 MBPD of refined products from the refinery, approximately one-half of which is gasoline.

3. INVESTMENT IN LYONDELL-CITGO REFINING COMPANY LTD.

     LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO") is a Texas limited liability company which owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Petrochemical Company ("Lyondell"), referred to as the owners. CITGO has contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by a subsidiary of PDVSA under a long-term crude oil supply contract through 2017, and CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract (Note 5).

     CITGO's participation interest in LYONDELL-CITGO increased from 13% at December 31, 1996 to approximately 42% on April 1, 1997, in accordance with agreements between the owners concerning such interest. CITGO has a one time option for 18 months from April 1, 1997, to increase, for an additional investment, its participation interest to 50%.

     CITGO loaned $16.5 million to LYONDELL-CITGO during 1997. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets at December 31, 1997.

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                       1997        1996        1995
                                                     --------    --------    --------
                                                             (000'S OMITTED)
Investment at December 31..........................  $630,060    $604,729    $460,360
Participation interest at December 31..............        42%         13%         12%
Equity in net income...............................  $ 44,429    $  1,254    $ 14,142
Distributions received.............................  $ 64,734    $     --    $     --
Notes receivable...................................  $ 16,509    $     --    $     --

4. ACQUISITION OF BUSINESS

     On May 1, 1995, the Company purchased Cato Oil & Grease ("Cato"). Cato is primarily engaged in the manufacture and distribution of lubricants. The results of operations of Cato are included in the accompanying financial statements since the date of acquisition. Proforma results of operations for this business are not

                          CITGO PETROLEUM CORPORATION
material to the Company's consolidated statement of income. The total cost of this acquisition was $46.8 million which was allocated as follows:

Property, plant and equipment...............................  $27,000,000
Inventory...................................................    8,643,000
Accounts receivable.........................................    6,144,000
Other assets (net)..........................................    5,018,500
                                                              -----------
                                                              $46,805,500
                                                              ===========

5. RELATED PARTY TRANSACTIONS

     The Company purchases approximately two-thirds of the crude oil processed in Company refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. The Company purchased $2 billion, $2.4 billion, and $1.9 billion of crude oil, feedstocks and other products from wholly owned subsidiaries of PDVSA in 1997, 1996, and 1995, respectively, under these and other purchase agreements.

     The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less (i) certain deemed refining costs adjustable for inflation, (ii) certain actual costs, including transportation charges, import duties and taxes and (iii) a deemed margin, which varies according to the grade of crude oil. Effective January 1, 1992, the supply agreements with respect to CITGO's Lake Charles, Corpus Christi and Paulsboro refineries were modified to reduce the price levels to be paid by CITGO by a fixed amount per barrel of crude oil purchased from PDVSA. Such reductions were intended to defray CITGO's costs of certain environmental compliance expenditures. This modification resulted in a decrease in the cost of crude oil purchased under these agreements of approximately $70 million per year for the years 1992 through 1994 as compared to the amount that would otherwise have been payable thereunder. This modification was to expire at December 31, 1996; however, in the third quarter of 1995, PDVSA and CITGO agreed to adjust this modification so that the 1992 fixed amount per barrel would be reduced and the adjusted modification would not expire until December 31, 1999. The impact of this adjustment was an increase in crude cost of $44 million for 1996 and $22 million for 1995, over what would otherwise have been payable under the original 1992 modification. The effect of the adjustments to the original modifications reduced the price of crude oil purchased from PDVSA under these agreements by $25 million in 1997 and is anticipated by management to also reduce the cost by approximately $25 million in 1998 and 1999, in each case without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements in each of these years will depend primarily upon the then current prices for refined products and certain actual costs of CITGO. These estimates are also based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements. At December 31, 1997 and 1996, $138 million and $237 million, respectively, were included in payables to affiliates as a result of these transactions.

     The Company also purchases refined products from various other affiliates including LYONDELL-CITGO, PDVMR and Chalmette, under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $2.8 billion, $1.6 billion and $1.4 billion for 1997, 1996, and 1995, respectively. At December 31, 1997 and 1996, $59 million and $38 million, respectively, were included in payables to affiliates as a result of these transactions.

     The Company had refined product, feedstock, and other product sales to affiliates of $221 million, $190 million, and $210 million in 1997, 1996, and 1995, respectively. The Company also sold crude oil to affiliates of $3 million, $64 million and $32 million in 1997, 1996 and 1995, respectively. At December 31,

                          CITGO PETROLEUM CORPORATION

1997 and 1996, $23 million and $28 million, respectively, were included in due from affiliates as a result of these and related transactions.

     Pursuant to the operating agreement with PDVMR (Note 2), on May 1, 1997, CITGO became the operator of the Lemont refinery, and employed a substantial number of employees previously employed by UNO-VEN and as a result, CITGO assumed a liability for postretirement benefits other than pensions (Note 12) of approximately $27 million related to those employees. A corresponding amount due from PDVMR is included in other assets at December 31, 1997, pending final determination of the method of settlement by the Parent company. CITGO charges PDVMR a management fee which covers payroll expenses, including pension and benefit costs incurred for the former UNO-VEN hourly and salaried employees, and for various other support services. Such reimbursement charges totaled $43 million for 1997.

     Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 15.

     The Company and PDV America are parties to a tax allocation agreement which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In 1996, $12.7 million due from CITGO to PDV America under this tax allocation agreement for the tax years 1992 through 1994 was reclassified and accounted for as a noncash contribution of capital. In December 1996, $0.8 million due from PDV America to CITGO under this tax allocation agreement for the 1995 tax year was reclassified and accounted for as a noncash dividend. In 1997, $10 million due from PDV America under this tax allocation agreement for the year 1996 was classified and accounted for as a noncash dividend. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement are required to be paid to PDV America. Current amounts payable to PDV America under this agreement of $9.7 million and $12 million are included in other current liabilities at December 31, 1997 and 1996, respectively.

6. ACCOUNTS RECEIVABLE

                                                                1997         1996
                                                              --------    ----------
                                                                 (000'S OMITTED)
Trade.......................................................  $571,947    $  770,069
Credit card.................................................    45,896       203,329
Other.......................................................    62,474        48,406
                                                              --------    ----------
                                                               680,317     1,021,804
Allowance for uncollectible accounts........................   (22,453)      (17,706)
                                                              --------    ----------
                                                              $657,864    $1,004,098
                                                              ========    ==========

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

     Effective June 27, 1997, and November 19, 1997, the Company established two new limited purpose subsidiaries, CITGO Funding Corporation and CITGO Funding Corporation II, which entered into agreements to sell, on an ongoing basis and without recourse, up to a maximum of $125 million of trade accounts receivable and $150 million of credit card receivables at any one point in time. These agreements have a minimum term of one year expiring in June, 1998 and November, 1998, respectively, and are renewable for successive one-year terms by mutual agreement. Fees and expenses related to the agreements were recorded

                          CITGO PETROLEUM CORPORATION
as other expense and were $5.8 million for the year ended December 31, 1997. Proceeds of approximately $275 million from the initial sales were used primarily to make payments on the Company's revolving bank loan.

7. INVENTORIES

                                                                1997        1996
                                                              --------    --------
                                                                (000'S OMITTED)
Refined product.............................................  $662,061    $616,527
Crude oil...................................................   138,049     165,564
Materials and supplies......................................    57,488      51,100
                                                              --------    --------
                                                              $857,598    $833,191
                                                              ========    ========

     At December 31, 1997, replacement costs approximated LIFO carrying values. As of December 31, 1996, replacement costs exceeded LIFO carrying values by approximately $294 million.

8. PROPERTY, PLANT AND EQUIPMENT

                                                                 1997          1996
                                                              ----------    ----------
                                                                  (000'S OMITTED)
Land........................................................  $  112,746    $  113,158
Buildings and leaseholds....................................     478,912       439,998
Machinery and equipment.....................................   2,851,396     2,421,458
Vehicles....................................................      41,952        42,977
Construction in process.....................................     119,106       373,006
                                                              ----------    ----------
                                                               3,604,112     3,390,597
Accumulated depreciation and amortization...................    (754,850)     (603,894)
                                                              ----------    ----------
                                                              $2,849,262    $2,786,703
                                                              ==========    ==========

     Depreciation expense for 1997, 1996, and 1995 was $161 million, $136 million, and $122 million, respectively.

     In 1997 the Company incurred property damages from a fire at the Company's Corpus Christi, Texas, refinery (Note 14). As a result, the Company capitalized $14.5 million of replacement machinery and equipment. Other income (expense) includes $9.4 million of insurance recoveries related to this event.

     Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $14 million, $2 million, and $4 million, in 1997, 1996, and 1995, respectively.

9. INVESTMENTS IN AFFILIATES

     In addition to LYONDELL-CITGO, the Company's investments in affiliates consist of equity interests of 6.8 to 50 percent in joint interest pipelines and terminals, including a 13.98 percent interest in Colonial Pipeline Company; a
49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49 percent partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded the Company's equity in the underlying net assets by approximately $155 million and $160 million at December 31, 1997 and 1996, respectively.

     Due to various financing and capital transactions and net losses, at December 31, 1997 and 1996, NISCO had a partnership deficit. At December 31, 1997 and 1996, CITGO's share of this deficit, as a general partner,

                          CITGO PETROLEUM CORPORATION
was $49.6 million and $47 million, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

     Information on the Company's investments, including LYONDELL-CITGO, follows:

                                                       1997        1996        1995
                                                     --------    --------    --------
                                                             (000'S OMITTED)
Company's investments in affiliates (excluding
  NISCO)...........................................  $813,923    $790,576    $650,360
Company's equity in net income (losses) of
  affiliates.......................................    64,460      21,481      33,530
Dividends and distributions received from
  affiliates.......................................    91,742      31,157      29,040

     Selected financial information provided by the affiliates is summarized as follows:

                                                    1997          1996          1995
                                                 ----------    ----------    ----------
                                                            (000'S OMITTED)
Summary of financial position:
  Current assets...............................  $  511,848    $  543,692    $  547,479
  Noncurrent assets............................   2,830,568     2,859,091     2,345,695
  Current liabilities..........................     627,296       697,046       596,723
  Noncurrent liabilities.......................   2,025,709     1,999,276     1,659,729
Summary of operating results:
  Revenues.....................................  $4,076,429    $4,158,684    $3,900,653
  Gross profit.................................     628,559       475,227       574,103
  Net income...................................     371,006       242,434       344,817

10. SHORT-TERM BANK LOANS

     As of December 31, 1997, the Company has established $215 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the Federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 1997, 1996, and 1995 were 5.9 percent, 5.7 percent, and 6.2 percent, respectively. The Company had $3 million and $53 million of borrowings outstanding under these facilities at December 31, 1997 and 1996, respectively.

                          CITGO PETROLEUM CORPORATION

11. LONG-TERM DEBT

                                                                 1997         1996
                                                              ----------   ----------
                                                                  (000'S OMITTED)
Revolving bank loan.........................................  $  135,000   $  350,000
Term bank loan..............................................      58,823       88,235
Shelf registration:
  7.875% Senior Notes, $200 million face amount, due 2006...     199,745      199,715
Private Placement:
  8.75% Series A Senior Notes due 1998......................      18,750       37,500
  9.03% Series B Senior Notes due 2001......................     114,286      142,857
  9.30% Series C Senior Notes due 2006......................     102,273      113,637
Master Shelf Agreement:
  8.55% Senior Notes due 2002...............................      25,000       25,000
  8.68% Senior Notes due 2003...............................      50,000       50,000
  7.29% Senior Notes due 2004...............................      20,000       20,000
  8.59% Senior Notes due 2006...............................      40,000       40,000
  8.94% Senior Notes due 2007...............................      50,000       50,000
  7.17% Senior Notes due 2008...............................      25,000       25,000
  7.22% Senior Notes due 2009...............................      50,000       50,000
Tax-Exempt Bonds:
  Pollution control revenue bonds due 2004..................      15,800       15,800
  Port facilities revenue bonds due 2007....................      11,800       11,800
  Louisiana wastewater facility revenue bonds due 2023......       3,020        3,020
  Louisiana wastewater facility revenue bonds due 2024......      20,000       20,000
  Louisiana wastewater facility revenue bonds due 2025......      40,700       40,700
  Gulf Coast solid waste facility revenue bonds due 2025....      50,000       50,000
  Gulf Coast solid waste facility revenue bonds due 2026....      50,000       50,000
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026.................................      25,000       25,000
  Louisiana wastewater facility revenue bonds due 2026......       2,000           --
Taxable Louisiana wastewater facility revenue bonds due
  2026......................................................     118,000      120,000
Cit-Con bank credit agreement...............................      28,571       35,714
                                                              ----------   ----------
                                                               1,253,768    1,563,978
Current portion of long-term debt...........................     (95,240)     (95,240)
                                                              ----------   ----------
                                                              $1,158,528   $1,468,738
                                                              ==========   ==========

     Revolving and Term Bank Loans -- The Company's credit agreement with various banks consists of a $125 million term loan and a $675 million revolving loan. The term loan is unsecured, has various interest rate options (year-end rate of 6.6 percent and 6.8 percent at December 31, 1997 and 1996, respectively), and principal amounts are payable in quarterly installments. The revolving loan is unsecured, has various borrowing maturities and interest rate options (year-end rate of 6.9 percent and 6.7 percent at December 31, 1997 and 1996, respectively), and is committed through December 31, 1999.

     Shelf Registration -- In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, the Company entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up

                          CITGO PETROLEUM CORPORATION
to an additional $235 million in aggregate principal amount of notes in tranches from time to time by the Company under the shelf registration.

     Private Placement -- At December 31, 1997, the Company has outstanding approximately $235 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments commencing in November, 1995 for the Series A and Series B Notes and in November, 1996 for the Series C Notes. Interest is payable semi-annually in May and November.

     Master Shelf Agreement -- At December 31, 1997, the Company has outstanding $260 million of privately-placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

     Covenants -- The various agreements above contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company for paying dividends, incurring additional debt, placing liens on property, and selling fixed assets. The Company was in compliance with the debt covenants at December 31, 1997.

     Tax-Exempt Bonds -- Through state entities, the Company has issued $27.6 million of industrial development bonds for certain Lake Charles port facilities and pollution control equipment and $190.7 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles and Corpus Christi refineries and at the LYONDELL-CITGO refinery. These bonds are secured by letters of credit. The bonds bear interest at various floating rates which ranged from 3.7 percent to 5.2 percent at December 31, 1997, and 4.1 percent to 5.1 percent at December 31, 1996.

     During 1995, the Company repurchased approximately $47 million of the Louisiana Revenue Bonds due in 2023 at a discount, resulting in an extraordinary gain of approximately $3.4 million, net of related income taxes of approximately $2.2 million.

     Taxable Louisiana Revenue Bonds -- Through a state entity, the Company has issued and currently outstanding $118 million of taxable environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles refinery. Such bonds are secured by a letter of credit and have a floating interest rate which was 5.8 percent and 5.5 percent at December 31, 1997 and 1996, respectively. At the option of the Company and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. At December 31, 1997, $2 million of the original $120 million bonds had been converted to tax-exempt bonds.

     Cit-Con Bank Credit Agreement -- The Cit-Con bank credit agreement consists of a term loan collateralized by throughput agreements of the owner companies. The loan contains various interest rate options (weighted average effective rates of 6.5 percent and 6.3 percent at December 31, 1997 and 1996, respectively), and requires quarterly principal payments through December 2001.

     Debt Maturities -- Future maturities of long-term debt as of December 31, 1997, are: 1998 -- $95.2 million, 1999 -- $211.5 million, 2000 -- $47.1 million,
2001 -- $47.1 million, 2002 -- $36.4 million and $816.4 million thereafter.

                          CITGO PETROLEUM CORPORATION

     Interest Rate Swap and Cap Agreements -- The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                                   NOTIONAL PRINCIPAL AMOUNT
                                     EXPIRATION      FIXED RATE    --------------------------
       VARIABLE RATE INDEX              DATE            PAID          1997           1996
       -------------------           ----------      ----------    -----------    -----------
                                                                        (000'S OMITTED)
One-month LIBOR..................  September 1998      4.85%        $ 25,000       $ 25,000
One-month LIBOR..................  November 1998       5.09%          25,000         25,000
One-month LIBOR..................  May 2000            6.28%          25,000         25,000
J. J. Kenny......................  May 2000            4.72%          25,000         25,000
J. J. Kenny......................  February 2005       5.30%          12,000         12,000
J. J. Kenny......................  February 2005       5.27%          15,000         15,000
J. J. Kenny......................  February 2005       5.49%          15,000         15,000
                                                                    --------       --------
                                                                    $142,000       $142,000
                                                                    ========       ========

     Interest expense includes $0.8 million, $1.1 million, and $0.1 million in 1997, 1996, and 1995, respectively, related to interest paid on these agreements. During 1995, the Company converted $25 million of variable rate debt to fixed rate borrowings and terminated the interest rate swap agreement matched to the variable rate debt. Other income in 1995 included a $2.4 million gain related to the termination of this interest rate swap agreement.

12. EMPLOYEE BENEFIT PLANS

     Employee Savings -- The Company sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and the Company makes contributions, including matching of employee contributions, based on plan provisions. The Company charged $19 million, $16 million, and $16 million to operations related to its contributions to these plans for the years 1997, 1996, and 1995, respectively.

     Pension Benefits -- The Company sponsors three qualified noncontributory defined benefit pension plans, two of which cover eligible hourly employees and one of which covers eligible salaried employees. The Company also sponsors three nonqualified defined benefit plans for certain eligible employees. The qualified plans' assets include corporate securities and shares in a fixed income mutual fund, two collective funds and a short-term investment fund. The nonqualified plans are not funded.

     The Company's policy is to fund the qualified pension plans in accordance with applicable laws and regulations and not to exceed the tax deductible limits. The nonqualified plans are funded as necessary to pay retiree benefits. The plan benefits for each of the qualified pension plans are primarily based on an employee's years of plan service and compensation as defined by each plan.

     The Company's net periodic pension costs for these plans included the following components:

                                                       1997        1996        1995
                                                     --------    --------    --------
                                                             (000'S OMITTED)
Service cost -- benefits earned during the year....  $ 15,759    $ 13,356    $ 11,498
Interest cost on projected benefit obligation......    14,246      12,787      11,496
Actual return on plan assets.......................   (42,727)    (24,645)    (34,784)
Net amortization and deferral......................    25,818      10,068      23,777
                                                     --------    --------    --------
Net periodic pension cost..........................  $ 13,096    $ 11,566    $ 11,987
                                                     ========    ========    ========

                          CITGO PETROLEUM CORPORATION

     The following table summarizes the funded status of these plans and the related amounts recognized in the Company's consolidated balance sheets:

                                                  1997                        1996
                                        -------------------------   -------------------------
                                        OVERFUNDED   UNDERFUNDED    OVERFUNDED   UNDERFUNDED
                                        QUALIFIED    NONQUALIFIED   QUALIFIED    NONQUALIFIED
                                          PLANS         PLANS         PLANS         PLANS
                                        ----------   ------------   ----------   ------------
                                             (000'S OMITTED)             (000'S OMITTED)
Plan assets at fair value.............  $ 221,261      $     --     $ 184,236      $     --
Actuarial present value of benefit
  obligation:
  Vested benefits.....................   (137,532)      (15,910)     (114,259)      (13,643)
  Nonvested benefits..................    (21,647)          (68)      (18,569)          (85)
                                        ---------      --------     ---------      --------
Accumulated benefit obligation........   (159,179)      (15,978)     (132,828)      (13,728)
Effect of projected long-term
  compensation increases..............    (58,121)         (208)      (46,140)         (380)
                                        ---------      --------     ---------      --------
Total projected benefit obligation
  ("PBO").............................   (217,300)      (16,186)     (178,968)      (14,108)
                                        ---------      --------     ---------      --------
     Plan assets in excess of (less
       than) PBO......................  $   3,961      $(16,186)    $   5,268      $(14,108)
                                        =========      ========     =========      ========
Pension liability recognized in the
  Company's consolidated balance
  sheets..............................  $ (37,976)     $(15,978)    $ (27,974)     $(13,728)
Amounts not recognized:
  Prior service costs.................      1,533        (1,719)        1,731        (1,956)
  Net gain at date of adoption........      1,548            --         1,816            --
  Net amount resulting from plan
     experience and changes in
     actuarial assumptions............     38,856        (2,607)       29,695        (1,582)
  Additional minimum liability........         --         4,118            --         3,158
                                        ---------      --------     ---------      --------
     Funded status as of year end.....  $   3,961      $(16,186)    $   5,268      $(14,108)
                                        =========      ========     =========      ========

     The underfunded plans relate to plans in which the plan assets at fair value are exceeded by the accumulated benefit obligation.

     Following are the significant assumptions used in determining the costs and funded status of these plans:

                                                              1997    1996    1995
                                                              ----    ----    ----
Discount rate:
  Pension costs.............................................  7.5%    7.5%    8.0%
  Benefit obligations.......................................  7.0%    7.5%    7.5%
Rate of long-term compensation increase:
  Pension costs.............................................  5.0%    5.0%    5.0%
  Benefit obligations.......................................  5.0%    5.0%    5.0%
Expected long-term rate of return on assets.................  9.0%    8.5%    8.5%

     Postretirement Benefits Other Than Pensions -- In addition to pension benefits, the Company also provides certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits are subject to deductibles, copayment provisions and other limitations and are primarily funded on a pay as you go basis. The Company reserves the right to change or to terminate the benefits at any time.

                          CITGO PETROLEUM CORPORATION

     The following sets forth the funded status of the accumulated postretirement benefit obligation reconciled with amounts reported in the Company's consolidated balance sheets:

                                                                1997        1996
                                                              --------    --------
                                                                (000'S OMITTED)
Accumulated postretirement benefit obligation ("APBO"):
  Retirees..................................................  $ 60,958    $ 45,793
  Fully eligible active employees...........................    45,533      38,955
  Other active employees....................................    73,915      64,402
                                                              --------    --------
          Total APBO........................................   180,406     149,150
Trust assets at fair value..................................       889         843
                                                              --------    --------
APBO in excess of trust assets..............................   179,517     148,307
Plus unrecognized net gain..................................    23,948      38,763
                                                              --------    --------
Postretirement benefit liability recognized in the Company's consolidated balance sheets includes $3.7 million in other
  current liabilities in 1997 and 1996......................  $203,465    $187,070
                                                              ========    ========

     The Company's net periodic postretirement benefit cost (credit) included the following components:

                                                        1997       1996        1995
                                                      --------    -------    --------
                                                              (000'S OMITTED)
Service cost -- benefits earned during the year.....  $  6,786    $ 7,047    $  5,819
Interest cost on APBO...............................    12,359     11,982      12,089
Actual return on trust assets.......................       (47)       (50)        (43)
Other -- amortization of unrecognized net gain......   (27,581)        --     (21,603)
                                                      --------    -------    --------
Net periodic postretirement benefit cost (credit)...  $ (8,483)   $18,979    $ (3,738)
                                                      ========    =======    ========

     The amortization of unrecognized net gain (or loss) is due to changes in the APBO resulting from experience different from that assumed and from changes in assumptions. Gains (or losses) are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5 percent of the APBO. Increases in the per capita costs of covered health care benefits of 8.0 percent, 10.0 percent, and 11.0 percent were assumed for 1997, 1996, and 1995, respectively, gradually decreasing to a 5.5 percent ultimate rate by the year 2002. Increasing the assumed health care cost trend rates by one percentage point in each future year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $32.4 million and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 by $4.0 million. Discount rates of 7.5 percent, 7.5 percent, and 8.0 percent for 1997, 1996, and 1995, respectively, were used to determine the net periodic postretirement cost. Discount rates of 7.0 percent and 7.5 percent for 1997 and 1996, respectively, were used to determine the APBO.

     Employee Separation Programs -- During 1997, the Company's senior management implemented a Transformation Program designed to ensure that numerous expense control, business information systems and business efficiency initiatives underway are effectively coordinated to achieve desired results. Included in this program are reviews of the Company's business units, assets, strategies, and business processes. These combined actions include expected personnel reductions (the "Separation Programs"). The cost of the Separation Programs is approximately $22 million for the year ended December 31, 1997.

                          CITGO PETROLEUM CORPORATION

13. INCOME TAXES

     The provisions for income taxes are comprised of the following:

                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (000'S OMITTED)
Current:
  Federal.............................................  $28,277    $63,056    $57,435
  State...............................................    2,061      2,613      5,136
                                                        -------    -------    -------
                                                         30,338     65,669     62,571
Deferred..............................................   60,617      4,612     16,957
                                                        -------    -------    -------
                                                        $90,955    $70,281    $79,528
                                                        =======    =======    =======

     The Federal statutory tax rate differs from the effective tax rate due to the following:

                                                             1997      1996      1995
                                                             ----      ----      ----
Federal statutory tax rate.................................  35.0%     35.0%     35.0%
State taxes, net of Federal benefit........................   2.2%      2.9%      3.2%
Dividend exclusions........................................  (2.6)%    (3.8)%    (3.3)%
Tax settlement.............................................  (5.4)%      --%       --%
Other......................................................   1.4%      1.5%      1.9%
                                                             ----      ----      ----
Effective tax rate.........................................  30.6%     35.6%     36.8%
                                                             ====      ====      ====

     The effective tax rate for 1997 decreased due primarily to the favorable resolution of a significant tax issue related to environmental expenditures with the Internal Revenue Service in 1997. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward that will more likely than not expire in 1998.

     Deferred income taxes reflect the net tax effects of (i) temporary differences between the financial and tax bases of assets and liabilities, and
(ii) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1997 and 1996, are as follows:

                                                                1997        1996
                                                              --------    --------
                                                                (000'S OMITTED)
Deferred tax liabilities:
  Property, plant and equipment.............................  $480,696    $420,415
  Inventories...............................................    90,270      72,308
  Investments in affiliates.................................    81,855      72,971
  Other.....................................................    34,138      30,758
                                                              --------    --------
                                                               686,959     596,452
                                                              --------    --------
Deferred tax assets:
  Postretirement benefit obligations........................    72,412      76,325
  Employee benefit accruals.................................    34,229      27,365
  Alternative minimum tax credit carryforwards..............    67,432      51,322
  Marketing and promotional accruals........................    19,139      23,236
  Other.....................................................    73,697      58,771
                                                              --------    --------
                                                               266,909     237,019
                                                              --------    --------
  Net deferred tax liability (of which $3,192 and $10,684
     are included in current assets at December 31, 1997 and
     1996, respectively)....................................  $420,050    $359,433
                                                              ========    ========

                          CITGO PETROLEUM CORPORATION

     At December 31, 1997, the Company has capital loss carryforwards of $13.8 million, $9.6 million of which expire in 1998, $0.4 million of which expire in 2000, $2.3 million of which expire in 2001 and $1.5 million of which expire in 2002. At December 31, 1997, a valuation allowance of $1.4 million has been established related to the carryforward.

     The Company's alternative minimum tax credit carryforwards are available to offset regular Federal income taxes in future years without expiration, subject to certain alternative minimum tax limitations.

14. COMMITMENTS AND CONTINGENCIES

     Litigation and Injury Claims -- Various lawsuits and claims arising in the ordinary course of business are pending against the Company. The Company is vigorously contesting or pursuing, as applicable, such lawsuits and claims and believes that its positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted below, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts in excess of the Company's accruals, it is reasonably possible that such determinations could have a material adverse effect on the Company's results of operations in a given reporting period. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Company, management of the Company believes that the ultimate resolution of these lawsuits and claims would not exceed by a material amount, the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Company and, therefore, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Included among these lawsuits and claims is litigation against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles refining complex; the plaintiffs seek injunctive relief and monetary damages and have appealed the Court's denial of class certification; the initial trials relating to this litigation are not currently included in the trial docket.

     In a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical and Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against CITGO, PDVSA, PDV America., PDVMR, and Unocal pursuant to Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that CITGO and the other defendants constitute a single employer, joint employers or alter-egos for purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois, petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the Lemont refinery was acquired by PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but did not assume the existing labor agreement. The union seeks compensation for monetary differences in medical, pension and other benefits between the CITGO and UNO-VEN plans and reinstatement of all of the UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the union and UNO-VEN.

     On May 12, 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and were returned to full service in early August, 1997. The Company has property damage, business interruption and general liability

                          CITGO PETROLEUM CORPORATION
insurance which related to this event. As a result, the property damage and business interruption did not have a material adverse effect on the Company's financial condition or results of operations. There are presently five lawsuits against the Company pending in federal and state courts in Corpus Christi, Texas, alleging property damages, personal injury and punitive damages allegedly arising from the incident and other similar lawsuits have been threatened. Approximately 6,000 individual claims have been received by the Company allegedly arising from the incident.

     Additionally, there is a class action lawsuit pending against the Company and other operators and owners of nearby industrial facilities which was filed in state court in Corpus Christi, Texas, in 1993 on behalf of property owners in the vicinity of these facilities. The certification of this case as a class action in 1995 was appealed by CITGO and other parties. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of the Company's Corpus Christi refinery and the respective industrial facilities of the other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. In 1997 the Company signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million which included the purchase of approximately 290 properties in an adjacent neighborhood. Of this amount, $15.7 million was expensed in 1997.

     CITGO submitted a settlement proposal to the court. The court appointed a guardian to review the proposed settlement terms. Subsequently, the Texas Supreme Court decided to hear the Company's appeal of the trial court's class certification order. This decision raised questions whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional conditions upon the settlement which were unacceptable to the Company. For these reasons, the Company opposed the approval and enforcement of the settlement agreement as proposed to be revised and enforcement has now been stayed pending a ruling by the Texas Supreme Court. If the settlement agreement is enforced, the Company could be liable for the full settlement amount of $17.3 million. CITGO is pursuing an independent program to purchase the properties which were the subject of the purchase provisions of the settlement agreement.

     In June 1997, CITGO settled litigation with a contractor who had claimed additional compensation for sludge removal and treatment at CITGO's Lake Charles, Louisiana, refinery. The settlement did not have a material effect on CITGO's financial position or results of operations. CITGO believes that it has no further exposures to losses related to this matter.

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

     In 1992, the Company reached an agreement with a state agency to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and a former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to a state agency revising the 1993 closure plan. A ruling on this proposal is expected in 1998 and actual closure is expected to be completed during 2000.

     In 1992, an agreement was reached between the Company and a former owner concerning a number of environmental issues. The agreement consisted, in part, of payments to the Company totaling $46 million. The former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

                          CITGO PETROLEUM CORPORATION

     At December 31, 1997 and 1996, the Company had $48.7 million and $56 million, respectively, of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which would require additional expenditures may exist for various Company sites including, but not limited to, the Company's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

     Capital Expenditures -- The Company's anticipated capital expenditures, excluding the investments in LYONDELL-CITGO, for the five-year period 1998 to the year 2002 total approximately $1.4 billion (unaudited). The expenditures include environmental and regulatory capital projects as well as strategic capital expenditures. At December 31, 1997, authorized expenditures on incomplete capital projects totaled approximately $109 million.

     Supply Agreements -- CITGO purchases the crude oil processed at its refineries and also purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. In addition to supply agreements with various affiliates (Note 5), the Company has various other crude oil, refined product and feedstock purchase agreements with unaffiliated entities with terms ranging from monthly to annual renewal. The Company believes these sources of supply are reliable and adequate for its current requirements.

     Throughput Agreements -- The Company has throughput agreements with certain pipeline affiliates (Note 9). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, the Company may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. The Company currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 1997, the Company has no fixed and determinable, unconditional purchase obligations under these agreements.

     Marine Spill Response Arrangements -- During the third quarter of 1995, the Company entered into a contract with National Response Corporation for marine oil removal services capability and terminated its relationship with the previous provider of that service. The Company paid a cancellation fee of approximately $16 million, which is included in cost of sales and operating expenses in 1995.

     Commodity Derivative Activity -- The Company's commodity derivatives are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on the Company's hedged inventory or future purchases and sales. The Company's derivative commodity activity is closely monitored by management and contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1997 and 1996 and the effects on cost of sales and pretax earnings for 1997, 1996, and 1995 were not material. At times during 1996 and 1995, the Company entered into commodity derivatives activities that were not related to the hedging program discussed above. This activity and its results were not material in 1996 or 1995. There was no such activity in 1997.

     Other Credit and Off-Balance Sheet Risk Information as of December 31,
1997 -- The Company has guaranteed approximately $12 million of debt of certain CITGO marketers and an affiliate. Such debt is substantially collateralized by assets of these entities. The Company has outstanding letters of credit totaling approximately $366 million, which includes $346 million related to the Company's tax-exempt and taxable revenue bonds (Note 11). The Company has also acquired surety bonds totaling $42 million primarily due to requirements of various government entities. The Company does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

                          CITGO PETROLEUM CORPORATION

     Neither the Company nor the counterparties are required to collateralize their obligations under interest rate swaps or caps or over-the-counter derivative commodity agreements. The Company is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off-balance sheet risk of accounting loss for the notional amounts. The Company does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions, as of December 31, 1997.

     Management considers the market risk to the Company related to its commodity and interest rate derivatives to be insignificant during the periods presented.

15. LEASES

     The Company leases certain of its Corpus Christi refinery facilities under a long-term lease. The basic term of the lease expires on January 1, 2004; however, the Company may renew the lease until January 31, 2011, the date of its purchase option. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 1997 and 1996. Accumulated amortization related to the leased assets was approximately $94 million and $86 million at December 31, 1997 and 1996, respectively. Amortization is included in depreciation expense.

     The Company also has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $39 million in 1997, and $33 million in 1996 and 1995. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:

                                                     CAPITAL     OPERATING
                       YEAR                           LEASE        LEASE       TOTAL
                       ----                          --------    ---------    --------
                                                              (000'S OMITTED)
1998...............................................  $ 27,375    $ 27,900     $ 55,275
1999...............................................    27,375      21,229       48,604
2000...............................................    27,375      18,336       45,711
2001...............................................    27,375      16,491       43,866
2002...............................................    27,375      15,794       43,169
Thereafter.........................................    63,375      17,286       80,661
                                                     --------    --------     --------
          Total minimum lease payments.............   200,250    $117,036     $317,286
                                                                 ========     ========
Amount representing interest.......................   (70,524)
                                                     --------
Present value of minimum lease payments............   129,726
Current portion....................................    13,140
                                                     --------
                                                     $116,586
                                                     ========

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

                          CITGO PETROLEUM CORPORATION

     The carrying amounts of cash and cash equivalents and restricted cash approximate fair values because of the short maturity of these instruments. The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:

                                              1997                        1996
                                    ------------------------    ------------------------
                                     CARRYING        FAIR        CARRYING        FAIR
                                      AMOUNT        VALUE         AMOUNT        VALUE
                                    ----------    ----------    ----------    ----------
                                        (000'S OMITTED)             (000'S OMITTED)
LIABILITIES:
  Short-term bank loans...........  $    3,000    $    3,000    $   53,000    $   53,000
  Long-term debt..................   1,253,768     1,296,940     1,563,978     1,600,118
DERIVATIVE AND OFF-BALANCE SHEET
  FINANCIAL INSTRUMENTS --
  UNREALIZED LOSSES:
  Interest rate swap agreements...          --        (2,925)           --        (1,093)
  Guarantees of debt..............          --           (59)           --           (60)
  Letters of credit...............          --        (1,748)           --        (1,741)
  Surety bonds....................          --          (119)           --          (100)

     Short-term bank loans and long-term debt -- The fair value of short-term bank loans and long-term debt is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

     Interest rate swap and cap agreements -- The fair value of these agreements is based on the estimated amount that the Company would receive or pay to terminate the agreements at the reporting dates, taking into account current interest rates and the current creditworthiness of the counterparties.

     Guarantees, letters of credit and surety bonds -- The estimated fair value of contingent guarantees of third-party debt, letters of credit and surety bonds is based on fees currently charged for similar one-year agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting dates.

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

                          CITGO PETROLEUM CORPORATION

17. QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands):

                                         1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.
                                        ----------   ----------   ----------   ----------
1997
Sales.................................  $3,262,726   $3,430,087   $3,555,825   $3,342,665
                                        ==========   ==========   ==========   ==========
Cost of sales and operating
  expenses............................  $3,177,759   $3,261,419   $3,343,417   $3,237,159
                                        ==========   ==========   ==========   ==========
Net income............................  $   12,825   $   72,710   $   92,345   $   28,664
                                        ==========   ==========   ==========   ==========
1996
Sales.................................  $2,607,195   $3,333,996   $3,310,456   $3,700,413
                                        ==========   ==========   ==========   ==========
Cost of sales and operating
  expenses............................  $2,521,851   $3,228,540   $3,186,413   $3,554,199
                                        ==========   ==========   ==========   ==========
Net income............................  $   14,800   $   31,229   $   33,739   $   47,201
                                        ==========   ==========   ==========   ==========

18. SUBSEQUENT EVENT

     On January 26, 1998, a cash dividend of $110 million was paid to PDV
America.

                                   * * * * *

                                                COMMISSION FILE NUMBER 001-14380
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    EXHIBITS

                                   FILED WITH

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                      ------------------------------------

                          CITGO PETROLEUM CORPORATION

             (Exact name of registrant as specified in its charter)

================================================================================

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

    EXHIBITS
    --------
   *10.15(iv)      Second Amendment to Second Amended and Restated Senior
                   Revolving Credit Facility Agreement by and among CITGO
                   Petroleum Corporation and Bank of America Illinois et al,
                   dated as of October 21, 1994.
   *10.16          Master Shelf Agreement (1994) by and between Prudential
                   Insurance Company of America and CITGO Petroleum Corporation
                   ($100,000,000), dated March 4, 1994.
   *10.17(i)       Letter Agreement by and between the Company and Prudential
                   Insurance Company of America, dated March 4, 1994.
   *10.17(ii)      Letter Amendment No. 1 to Master Shelf Agreement with
                   Prudential Insurance Company of America, dated November 14,
                   1994.
  **10.18          CITGO Senior Debt Securities(1991) Agreement.
   *10.19          CITCON Credit Agreement between CITCON Oil Corporation and
                   The Chase Manhattan Bank N.A., as Agent, dated as of April
                   30, 1992.
   *10.20(i)       First Amendment to the CITCON Credit Agreement, between
                   CITCON Oil Corporation and The Chase Manhattan Bank
                   (National Association), dated as of June 30, 1992.
   *10.20(ii)      Second Amendment to the CITCON Credit Agreement, between
                   CITCON Oil Corporation and The Chase Manhattan Bank
                   (National Association), dated as of March 31, 1994.
   *10.20(iii)     Third Amendment to the CITCON Credit Agreement, between
                   CITCON Oil Corporation and The Chase Manhattan Bank
                   (National Association), dated as of June 10, 1994.
 ***10.21          Selling Agency Agreement dated as of October 28, 1997 among
                   CITGO Petroleum Corporation, Salomon Brothers Inc. and Chase
                   Securities Inc.
    12.1           Computation of Ratio of Earnings to Fixed Charges.
    23.1           Consent of Independent Auditors
    27             Financial Data Schedule (filed electronically only).

---------------

  * Previously filed in connection with the Registrant's Report on Form 10, Commission file number 1-14380.

 ** Incorporated by reference to the Registration Statement on Form F-1 of PDV America, Inc. (No. 33-63742).

*** Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 18, 1997.