Form 10-K/A
period 1997-12-31
CITGO PETROLEUM CORP
filed 1998-04-07
CIK 1011746

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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


          ONE WARREN PLACE, 6100 SOUTH YALE AVENUE, TULSA, OKLAHOMA 74136
                 (Address of principal executive offices) (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No
                                               ---

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
          (Class)                             (outstanding at December 31, 1997)


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

           CITGO Petroleum Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K") to include the signature of Deloitte & Touche LLP with respect to (i) the Independent Auditors' Report that accompanies the consolidated balance sheets of CITGO Petroleum Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1997 included in the 1997 10-K and (ii) the Independent Auditors' Consent contained in Exhibit 23.1 to the 1997 10-K. The Independent Auditors' Report, as so amended, follows herewith and the Independent Auditors' Consent, as so amended, is included as an exhibit hereto.

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

DELOITTE & TOUCHE LLP


Tulsa, Oklahoma
February 13, 1998

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CITGO PETROLEUM CORPORATION



                                      By:       /s/ R. M. BRIGHT
                                         ---------------------------------------
                                                    R. M. Bright
                                          Controller (Chief Accounting Officer)


Date:   April 7, 1998