Form 10-Q
period 1998-03-31
CITGO PETROLEUM CORP
filed 1998-05-08
CIK 1011746

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, $1.00 PAR VALUE                          1,000
                  (Class)                        (outstanding at April 30, 1998)

================================================================================

                          CITGO PETROLEUM CORPORATION

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...........................    1
PART I.    FINANCIAL INFORMATION.......................................    2
  Item 1.  Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets -- March 31, 1998 and
             December 31, 1997.........................................    3
           Condensed Consolidated Statements of Income -- Three-Month
             Periods Ended March 31, 1998 and 1997.....................    4
           Condensed Consolidated Statements of Cash
             Flows -- Three-Month Periods Ended March 31, 1998 and
             1997......................................................    5
           Notes to the Condensed Consolidated Financial Statements....    6
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   11
PART II.   OTHER INFORMATION...........................................   15
  Item 1.  Legal Proceedings...........................................   15
  Item 6.  Exhibits and Reports on Form 8-K............................   15
SIGNATURES.............................................................   16

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          CITGO PETROLEUM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,
                                                                 1998        DECEMBER 31,
                                                              (UNAUDITED)        1997
                                                              -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   26,604      $   24,363
  Accounts receivable.......................................     586,682         657,864
  Due from affiliates.......................................      30,394          23,498
  Inventories...............................................     824,159         857,598
  Prepaid expenses and other................................      19,074           9,658
                                                              ----------      ----------
          Total current assets..............................   1,486,913       1,572,981
PROPERTY, PLANT AND EQUIPMENT -- Net........................   2,849,531       2,849,262
RESTRICTED CASH.............................................         982           6,920
INVESTMENTS IN AFFILIATES...................................     809,281         813,923
OTHER ASSETS................................................     178,628         168,949
                                                              ----------      ----------
                                                              $5,325,335      $5,412,035
                                                              ==========      ==========

                          LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Short-term bank loans.....................................  $   80,000      $    3,000
  Accounts payable..........................................     399,280         469,556
  Payables to affiliates....................................     155,057         197,852
  Taxes other than income...................................     248,839         180,143
  Other.....................................................     244,850         240,270
  Current portion of long-term debt.........................      95,240          95,240
  Current portion of capital lease obligation...............      13,140          13,140
                                                              ----------      ----------
          Total current liabilities.........................   1,236,406       1,199,201
LONG-TERM DEBT..............................................   1,049,397       1,158,528
CAPITAL LEASE OBLIGATION....................................     116,586         116,586
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................     201,081         199,765
OTHER NONCURRENT LIABILITIES................................     205,334         205,533
DEFERRED INCOME TAXES.......................................     433,998         423,242
MINORITY INTEREST...........................................      28,294          28,337
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock -- $1.00 par value, 1,000 shares authorized,
     issued and outstanding.................................           1               1
  Additional capital........................................   1,255,009       1,255,009
  Retained earnings.........................................     799,229         825,833
                                                              ----------      ----------
          Total shareholder's equity........................   2,054,239       2,080,843
                                                              ----------      ----------
                                                              $5,325,335      $5,412,035
                                                              ==========      ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
REVENUES:
  Net sales.................................................  $2,690,570    $3,205,347
  Sales to affiliates.......................................      51,124        57,379
                                                              ----------    ----------
                                                               2,741,694     3,262,726
  Equity in earnings (losses) of affiliates -- net..........      24,888         6,867
  Other income (expense) -- net.............................       1,651           418
                                                              ----------    ----------
                                                               2,768,233     3,270,011
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including purchases
     of $1,109,733 and $972,205 from affiliates)............   2,555,147     3,177,759
  Selling, general and administrative expenses..............      56,394        41,553
  Interest expense, excluding capital lease.................      20,711        26,442
  Capital lease interest charge.............................       3,649         3,980
  Minority interest.........................................         (42)          237
                                                              ----------    ----------
                                                               2,635,859     3,249,971
                                                              ----------    ----------
INCOME BEFORE INCOME TAXES..................................     132,374        20,040
INCOME TAXES................................................      48,978         7,215
                                                              ----------    ----------
NET INCOME..................................................  $   83,396    $   12,825
                                                              ==========    ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES.......  $ 191,626    $(37,780)
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (52,060)    (61,231)
  Proceeds from sales of property, plant and equipment......        201      10,904
  Decrease in restricted cash...............................      5,938       2,759
  Investments in LYONDELL-CITGO Refining Company Ltd........         --     (45,429)
  Loans to LYONDELL-CITGO Refining Company Ltd..............     (7,000)         --
  Proceeds from sale of Petro-Chemical Transport............      7,160          --
  Investments in and advances to other affiliates...........     (1,493)       (240)
                                                              ---------    --------
          Net cash used in investing activities.............    (47,254)    (93,237)
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term bank loans...     77,000     (41,000)
  Net (repayments of) borrowings on revolving bank loans....   (100,000)    165,000
  Payments on term bank loan................................     (7,353)     (7,353)
  Proceeds from capital leases..............................         --          76
  Dividends paid to parent..................................   (110,000)         --
  Repayments of other debt..................................     (1,778)     (1,786)
                                                              ---------    --------
          Net cash (used by) provided by financing
            activities......................................   (142,131)    114,937
                                                              ---------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      2,241     (16,080)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     24,363      26,856
                                                              ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  26,604    $ 10,776
                                                              =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest, net of amounts capitalized...................  $  11,183    $ 16,345
                                                              =========    ========
     Income taxes, net of refund of $450 in 1997............  $      69    $ 14,578
                                                              =========    ========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

1. BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1997 and with respect to the interim three-month periods ended March 31, 1998 and 1997 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, dated March 26, 1998, for additional information.

     The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company had no items of other comprehensive income during the three-month periods ended March 31, 1998 and 1997.

     Certain reclassifications have been made to the March 31, 1997 financial statements to conform with the classifications used at March 31, 1998.

2. INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                                                       MARCH 31,     DECEMBER 31,
                                                         1998            1997
                                                      -----------    ------------
                                                      (UNAUDITED)
                                                            (000'S OMITTED)
Refined products....................................   $614,009        $662,061
Crude oil...........................................    154,556         138,049
Materials and supplies..............................     55,594          57,488
                                                       --------        --------
                                                       $824,159        $857,598
                                                       ========        ========

                          CITGO PETROLEUM CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

3. LONG-TERM DEBT

                                                              MARCH 31,     DECEMBER 31,
                                                                1998            1997
                                                             -----------    ------------
                                                             (UNAUDITED)
                                                                   (000'S OMITTED)
Revolving bank loan........................................  $   35,000      $  135,000
Term bank loan.............................................      51,470          58,823
7.875% Senior Notes $200 million face amount, due 2006.....     199,752         199,745
Private Placement:
  8.75% Series A Senior Notes due 1998.....................      18,750          18,750
  9.03% Series B Senior Notes due 1998 to 2001.............     114,286         114,286
  9.30% Series C Senior Notes due 1998 to 2006.............     102,273         102,273
Master Shelf Agreement:
  8.55% Senior Notes due 2002..............................      25,000          25,000
  8.68% Senior Notes due 2003..............................      50,000          50,000
  7.29% Senior Notes due 2004..............................      20,000          20,000
  8.59% Senior Notes due 2006..............................      40,000          40,000
  8.94% Senior Notes due 2007..............................      50,000          50,000
  7.17% Senior Notes due 2008..............................      25,000          25,000
  7.22% Senior Notes due 2009..............................      50,000          50,000
Tax Exempt Bonds:
  Pollution control revenue bonds due 2004.................      15,800          15,800
  Port facilities revenue bonds due 2007...................      11,800          11,800
  Louisiana wastewater facility revenue bonds due 2023.....       3,020           3,020
  Louisiana wastewater facility revenue bonds due 2024.....      20,000          20,000
  Louisiana wastewater facility revenue bonds due 2025.....      40,700          40,700
  Gulf Coast solid waste facility revenue bonds due 2025...      50,000          50,000
  Gulf Coast solid waste facility revenue bonds due 2026...      50,000          50,000
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026................................      25,000          25,000
  Louisiana wastewater facility revenue bonds due 2026.....       2,000           2,000
Taxable Louisiana wastewater facility revenue bonds due
  2026.....................................................     118,000         118,000
Cit-Con bank credit agreement..............................      26,786          28,571
                                                             ----------      ----------
                                                              1,144,637       1,253,768
Less current portion of long-term debt.....................     (95,240)        (95,240)
                                                             ----------      ----------
                                                             $1,049,397      $1,158,528
                                                             ==========      ==========

     On April 29, 1998, CITGO issued $25 million of Gulf Coast Industrial Development Authority Solid Waste Disposal Revenue Bonds due 2028.

4. COMMITMENTS AND CONTINGENCIES

     Litigation and Injury Claims -- Various lawsuits and claims arising in the ordinary course of business are pending against the Company. The Company is vigorously contesting or pursuing, as applicable, such lawsuits and claims and believes that its positions are sustainable. The Company has recorded accruals for losses it considers to be probable and reasonably estimable. However, due to uncertainties involved in litigation, there are cases, including the significant matters noted below, in which the outcome is not reasonably predictable, and the losses, if any, are not reasonably estimable. If such lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts in excess of the Company's accruals, it is reasonably possible that such determinations could have a material adverse effect on the Company's results of operations in a reporting period. The term "reasonably possible" is used herein to mean that the chance of a future

                          CITGO PETROLEUM CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

transaction or event occurring is more than remote but less than likely. However, based upon management's current assessments of these lawsuits and claims and that provided by counsel in such matters, and the capital resources available to the Company, management of the Company believes that the ultimate resolution of these lawsuits and claims would not exceed by a material amount, the aggregate of the amounts accrued in respect of such lawsuits and claims and the insurance coverages available to the Company and, therefore, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

     On May 12, 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and were returned to full service in early August, 1997. The Company has property damage, business interruption and general liability insurance which related to this event. As a result, the property damage and business interruption did not have a material adverse effect on the Company's financial condition or results of operations. There are presently five lawsuits against the Company pending in federal and state courts in Corpus Christi, Texas, alleging property damages, personal injury and punitive damages allegedly arising from the incident and other similar lawsuits have been threatened. Approximately 6,000 individual claims have been received by the Company allegedly arising from the incident.

     Additionally, there is a class action lawsuit pending against the Company and other operators and owners of nearby industrial facilities which was filed in state court in Corpus Christi, Texas, in 1993 on behalf of property owners in the vicinity of these facilities. The certification of this case as a class action in 1995 was appealed by CITGO and other parties. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of the Company's Corpus Christi refinery and the respective industrial facilities of the other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. In 1997, the Company signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million which included the purchase of

                          CITGO PETROLEUM CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED) -- (CONTINUED)

approximately 290 properties in an adjacent neighborhood. Of this amount, $15.7 million was expensed in 1997.

     CITGO submitted a settlement proposal to the court. The court appointed a guardian to review the proposed settlement terms. Subsequently, the Texas Supreme Court decided to hear the Company's appeal of the trial court's class certification order. This decision raised questions whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional conditions upon the settlement which were unacceptable to the Company. For these reasons, the Company opposed the approval and enforcement of the settlement agreement as proposed to be revised and enforcement has now been stayed pending a ruling by the Texas Supreme Court. If the settlement agreement is enforced, the Company could be liable for the full settlement amount of $17.3 million less amounts related to properties acquired pursuant to a previously announced independent purchase program. CITGO has entered into agreements to acquire approximately 88% of the properties which were the subject of the purchase provisions of the settlement agreement and to settle the related property damage claims. Closings of these transactions are expected to occur within the next twelve months.

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

     At March 31, 1998, the Company had $48.7 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions which require additional expenditures may exist for various Company sites including, but not limited to, the Company's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

     Derivative Commodity and Financial Instruments -- CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. Non-hedging activity in the first quarter of 1998, resulted in an immaterial gain that was recorded in the current period.

     CITGO has only limited involvement with other derivative financial instruments and generally does not use them for trading purposes. Generally, they are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 1998, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.8 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

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

5. RELATED PARTY TRANSACTIONS

     On April 8, 1998, PDVSA Petroleo y Gas, S.A. notified CITGO and other companies to whom it supplies crude oil of reductions in crude production as well as a declaration of force majeure on its long-term crude supply contracts pursuant to orders from the government of the Republic of Venezuela. The impacts on CITGO include (i) a 25 thousand barrel per day reduction in crude supply to its asphalt refineries; (ii) an increase in the specific gravity of the crude oil supplied to its other refineries which precludes optimal use of the Company's refining facilities; and (iii) an increase in the specific gravity of the crude oil supplied to LYONDELL-CITGO which precludes optimal use of its refining facilities. With respect to its asphalt operations, CITGO is attempting to secure alternate asphalt supplies. With respect to its light fuels refineries, CITGO is attempting to minimize the effect of the change in specific gravity by seeking alternate supplies and by adjusting its operations. It is not possible to determine the effect of this development on CITGO's operations because of the uncertainties concerning the Company's ability to mitigate the impact of the actions described above and the duration of this situation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the unaudited condensed consolidated financial statements of CITGO included elsewhere herein. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, dated March 26, 1998, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of CITGO.

     In the first quarter ended March 31, 1998, CITGO generated net income of $83.4 million on revenue of $2.8 billion compared to net income of $12.8 million on revenues of $3.3 billion for the same period last year. This improvement is due primarily to a general decline in the cost of goods sold, especially reductions in the cost of crude oil, relative to the selling price of refined products.

RESULTS OF OPERATIONS

     The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month periods ended March 31, 1998 and 1997:

                        CITGO SALES REVENUES AND VOLUMES

                                                       THREE MONTHS       THREE MONTHS
                                                      ENDED MARCH 31,    ENDED MARCH 31,
                                                      ---------------    ---------------
                                                       1998     1997      1998     1997
                                                      ------   ------    ------   ------
                                                      ($ IN MILLIONS)     (MM GALLONS)
Gasoline............................................  $1,580   $1,821    3,159    2,637
Jet fuel............................................     204      361      428      551
Diesel/#2 fuel......................................     524      674    1,158    1,069
Petrochemicals, industrial products and other
  products..........................................     255      229      516      357
Asphalt.............................................      23       35       52       63
Lubricants and waxes................................     108      104       55       54
                                                      ------   ------    -----    -----
          Total refined product sales...............   2,694    3,224    5,368    4,731
Other sales.........................................      48       39
                                                      ------   ------    -----    -----
          Total sales...............................  $2,742   $3,263    5,368    4,731
                                                      ======   ======    =====    =====

     The following table summarizes CITGO's cost of sales and operating expenses for the three-month periods ended March 31, 1998 and 1997:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
                                                              ($ IN MILLIONS)
Crude oil...................................................  $  482    $  713
Refined products............................................   1,457     1,942
Intermediate feedstocks.....................................     243       285
Refining and manufacturing costs............................     191       194
Other operating costs and expenses and inventory changes....     182        44
                                                              ------    ------
          Total cost of sales and operating expenses........  $2,555    $3,178
                                                              ======    ======

     Sales revenues and volumes. Sales decreased $521 million, or approximately 16%, in the three-month period ended March 31, 1998 as compared to the same period in 1997. Total sales volumes increased by 13% from 4,731 million gallons in the first quarter of 1997 to 5,368 million gallons in the first quarter of 1998. The increase in volumes, offset by decreases in most product sales prices resulted in the decrease in revenues.

     Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel), excluding bulk sales made for logistical reasons, increased by 1% in the first quarter of 1998 as compared to the first quarter of 1997. Gasoline and diesel/#2 fuel, excluding bulk sales, had sales volume increases of 6% and 8%, respectively, in the first quarter of 1998, compared to the first quarter of 1997. Jet fuel, excluding bulk sales, had a sales volume decrease of 28% in the first quarter of 1998 compared to the first quarter of 1997. Gasoline sales volumes increased due to successful marketing efforts, including the net addition of 379 independently owned CITGO branded outlets since March 31, 1997.

     Sales prices of gasoline, excluding bulk sales, have decreased for the three-month period ended March 31, 1998 as compared to the same period in 1997. The average decrease for the first quarter of 1998 over the first quarter of 1997 is 19 cents per gallon, or a 26% decrease. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, decreased 18 cents, or 27% in the first quarter of 1998 as compared to the same period in 1997.

     To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. Such bulk sales increased by $19 million, or 3%, from $684 million in the three-month period ended March 31, 1997 to $703 million in the same period in 1998. The increase in revenue for the quarter ended March 31, 1998 is a result of a 44% increase in volumes and a 28% decrease in bulk sales prices between the quarters. Bulk sales revenue of gasoline increased by $96 million, or 30% for the quarter ended March 31, 1998 as compared to the same period in 1997. The increase in gasoline bulk sales is the result of an 81% increase in volumes offset by a 29% decrease in price between the quarters. Bulk sales revenue of diesel/#2 fuel decreased by $75 million, or 23% for the quarter ended March 31, 1998 as compared to the same period in 1997. The decrease in diesel/#2 fuel bulk sales revenue is the result of a 29% decrease in sales prices offset by an 8% increase in volumes between the quarters.

     Petrochemicals and industrial products sales revenues decreased 3% and increased 40%, respectively, for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The petrochemicals revenue decrease for the quarter was the result of a 26% decrease in unit sales price, offset by a 31% increase in sales volume, as compared to the same period in 1997. The petrochemical sales volumes increased primarily because of increased production of cumene and refinery grade propylene. The industrial products revenue increase was the result of a 57% increase in sales volume and an 11% decrease in unit sales prices for the first quarter of 1998 as compared to the same period in 1997. The increase in industrial products sales volumes was due to the purchase of product for sale from the PDVMR refinery.

     Equity in earnings (losses) of affiliates -- net. Equity in earnings of affiliates increased by $18 million overall for the three-month period ended March 31, 1998, as compared to the same period in 1997. The increase was primarily due to the change in equity in earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO"), which increased $18.2 million, from $1.1 million in the first quarter of 1997 to $19.3 million in the first quarter of 1998. This increase is due primarily to the change in CITGO's interest in LYONDELL-CITGO, which increased from approximately 13% at March 31, 1997 to approximately 42% on April 1, 1997 and to the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997.

     Other income (expense). Other income (expense) was $1.7 million for the three month period ended March 31, 1998 as compared to $418 thousand for the same period in 1997. The difference is primarily due to a $2.7 million gain on the sale of Petro-Chemical Transport in the first quarter of 1998.

     Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $623 million or 20%, in the quarter ended March 31, 1998, as compared to the same period in 1997. Lower crude oil costs (a decrease from $713 million in the first quarter of 1997 to $482 million in the first quarter of
1998) resulted from a 41% decrease in crude prices, offset by a 15% increase in crude oil run volumes. Refined product purchases decreased in 1998 as compared to the comparable period in 1997 (down 25%, from $1,942 million to $1,457 million for the first quarter). The decrease resulted from a decrease in prices (down 28% for the first quarter of 1998 as compared to the same period in 1997), offset by an increase in refined product purchase volumes (up 4% for the first quarter of 1998 as compared to the same period in 1997). Intermediate feedstock purchases decreased to $243 million in the first quarter of 1998 from $285 million in the first quarter of 1997. Intermediate feedstock prices decreased 30%, and volumes purchased increased 22% between the quarters ended March 31, 1997 and March 31, 1998. Refining and manufacturing costs decreased 2% in the first quarter of 1998 as compared to the first quarter of 1997 (from $194 million to $191 million). Depreciation and amortization expense increased by $5 million, from $49 million to $54 million for the quarters ended March 31, 1997 and 1998, respectively.

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 57% and 61% of total cost of sales and operating expenses for the first quarters of 1998 and 1997 respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product volume requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of CITGO which would impact the volume of refined products purchased and profit margins.

     Gross margin. The gross margin (sales revenue less cost of sales and operating expenses) for the three-month period ended March 31, 1998 was $187 million, or 6.8%, compared to $85 million, or 2.6%, for the same period in 1997. The gross margin percentage in 1998 has been affected by a general decline in the cost of goods sold, especially reductions in the cost of crude oil, relative to the selling price of refined products.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased in the first quarter of 1998 by 36%, from $42 million in the first quarter of 1997 to $56 million in the first quarter of 1998. The increase is due primarily to salary and related burden allocations as well as increases in advertising expense.

     Interest expense. Interest expense decreased by approximately $6 million, or 20% (from $30 million to $24 million), for the quarter ended March 31, 1998, as compared to the same period in 1997.

     Income taxes. Income taxes reported were based on an effective tax rate of 37% for the three month period ended March 31, 1998 and 36% for the comparable period in 1997. The increase is due primarily to a decrease in the effective tax rate impact of the dividend exclusion deduction offset in part by a decrease in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month period ended March 31, 1998, the Company's consolidated net cash provided by operating activities totaled approximately $192 million. Net income of $83 million and depreciation and amortization of $54 million were augmented by net changes in other items of $55 million. The more significant changes in other items included decreases in accounts receivable, inventory, and accounts payable and other liabilities. The decline in accounts receivable is primarily a result of a general decline in refined product selling prices during the period. The decrease in inventory is primarily due to management's initiatives during the first quarter to reduce inventory levels. The decrease in accounts payable is primarily due to a decrease in the volume of domestic crude oil purchased and a decrease in price.

     Net cash used in investing activities totaled $47 million for the three-month period ended March 31, 1998 consisting primarily of capital expenditures of $52 million (compared to $61 million for the same period in 1997) and additional investments in and loans to LYONDELL-CITGO of $7 million (compared to $45 million for the same period in 1997) offset by a decrease in restricted cash of $6 million and proceeds from the sale of Petro-Chemical Transport of $7 million.

     Net cash used in financing activities totaled $142 million for the three-month period ended March 31, 1998 consisting primarily of dividends paid to parent of $110 million, $100 million net repayment on revolving bank loans and $7 million net repayment on a term loan, partially offset by proceeds from short-term bank loans of $77 million.

     As of March 31, 1998, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $640 million and $135 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

     The Company believes that it is in material compliance with its obligations under its debt financing arrangements at March 31, 1998.

DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS

     CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. Non-hedging activity in the first quarter of 1998, resulted in an immaterial gain that was recorded in the current period.

     CITGO has only limited involvement with other derivative financial instruments and generally does not use them for trading purposes. Generally, they are used to manage well defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 1998, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.8 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

RECENT DEVELOPMENTS

     On April 8, 1998, PDVSA Petroleo y Gas, S.A. notified CITGO and other companies to whom it supplies crude oil of reductions in crude production as well as a declaration of force majeure on its long-term crude supply contracts pursuant to orders from the government of the Republic of Venezuela. The impacts on CITGO include (i) a 25 thousand barrel per day reduction in crude supply to its asphalt refineries; (ii) an increase in the specific gravity of the crude oil supplied to its other refineries which precludes optimal use of the Company's refining facilities; and (iii) an increase in the specific gravity of the crude oil supplied to LYONDELL-CITGO which precludes optimal use of its refining facilities. With respect to its asphalt operations, CITGO is attempting to secure alternate asphalt supplies. With respect to its light fuels refineries, CITGO is attempting to minimize the effect of the change in specific gravity by seeking alternate supplies and by adjusting its operations. It is not possible to determine the effect of this development on CITGO's operations because of the uncertainties concerning the Company's ability to mitigate the impact of the actions described above and the duration of this situation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There is a class action lawsuit pending against the Company and other operators and owners of nearby industrial facilities which was filed in state court in Corpus Christi, Texas, in 1993 on behalf of property owners in the vicinity of these facilities. The certification of this case as a class action in 1995 was appealed by CITGO and other parties. This lawsuit asserts property damage claims and diminution in property values allegedly resulting from environmental contamination in the air, soil, and groundwater, occasioned by ongoing operations of the Company's Corpus Christi refinery and the respective industrial facilities of the other defendants. Two related personal injury and wrongful death lawsuits were filed in 1996 and are in preliminary stages of discovery at this time. In 1997, the Company signed an agreement to settle the property damage class action lawsuit for approximately $17.3 million which included the purchase of approximately 290 properties in an adjacent neighborhood. Of this amount, $15.7 million was expensed in 1997.

     CITGO submitted a settlement proposal to the court. The court appointed a guardian to review the proposed settlement terms. Subsequently, the Texas Supreme Court decided to hear the Company's appeal of the trial court's class certification order. This decision raised questions whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional conditions upon the settlement which were unacceptable to the Company. For these reasons, the Company opposed the approval and enforcement of the settlement agreement as proposed to be revised and enforcement has now been stayed pending a ruling by the Texas Supreme Court. If the settlement agreement is enforced, the Company could be liable for the full settlement amount of $17.3 million less amounts related to properties acquired pursuant to a previously announced independent purchase program. CITGO has entered into agreements to acquire approximately 88% of the properties which were the subject of the purchase provisions of the settlement agreement and to settle the related property damage claims. Closings of these transactions are expected to occur within the next twelve months.

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

                                            CITGO PETROLEUM CORPORATION

                                                    /s/ R. M. BRIGHT
                                            ------------------------------------
                                                        R. M. Bright
                                                Controller (Chief Accounting
                                                          Officer)

Date: May 8, 1998

                                 EXHIBIT INDEX

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule