Form 10-Q
period 1998-06-30
CITGO PETROLEUM CORP
filed 1998-08-07
CIK 1011746

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
       (State or other jurisdiction of                       (I. R. S. Employer
        incorporation or organization)                      Identification No.)

               ONE WARREN PLACE
            6100 SOUTH YALE AVENUE
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $1.00 PAR VALUE                              1,000
                   (Class)                             (outstanding at July 31, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CITGO PETROLEUM CORPORATION

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.........................     1

                       PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets -- June 30, 1998 and       2
         December 31, 1997...........................................
         Condensed Consolidated Statements of Income -- Three-Month       3
         and Six-Month Periods Ended June 30, 1998 and 1997..........
         Condensed Consolidated Statement of Shareholder's                4
         Equity -- Six-Month Period Ended June 30, 1998..............
         Condensed Consolidated Statements of Cash Flows -- Six-Month     5
         Periods Ended June 30, 1998 and 1997........................
         Notes to the Condensed Consolidated Financial Statements....     6

ITEM 2.  Management's Discussion and Analysis of Financial Condition     11
         and Results of Operations...................................

                         PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................    17

ITEM 6.  Exhibits and Reports on Form 8-K............................    18

SIGNATURES...........................................................    19

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although CITGO believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          CITGO PETROLEUM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   28,651      $   24,363
  Accounts receivable.......................................     625,245         657,864
  Due from affiliates.......................................      26,936          23,498
  Inventories...............................................     869,008         857,598
  Prepaid expenses and other................................      10,189           9,658
                                                              ----------      ----------
          Total current assets..............................   1,560,029       1,572,981
PROPERTY, PLANT AND EQUIPMENT -- Net........................   2,851,041       2,849,262
RESTRICTED CASH.............................................         994           6,920
INVESTMENTS IN AFFILIATES...................................     808,780         813,923
OTHER ASSETS................................................     194,524         168,949
                                                              ----------      ----------
                                                              $5,415,368      $5,412,035
                                                              ==========      ==========
                          LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Short-term bank loans.....................................  $   25,000      $    3,000
  Accounts payable..........................................     414,095         469,556
  Payables to affiliates....................................     158,711         197,852
  Taxes other than income...................................     234,150         180,143
  Other.....................................................     199,370         240,270
  Current portion of long-term debt.........................      95,240          95,240
  Current portion of capital lease obligation...............      13,879          13,140
  Dividend payable..........................................     140,000              --
                                                              ----------      ----------
          Total current liabilities.........................   1,280,445       1,199,201
LONG-TERM DEBT..............................................   1,150,267       1,158,528
CAPITAL LEASE OBLIGATION....................................     109,456         116,586
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................     202,332         199,765
OTHER NONCURRENT LIABILITIES................................     211,952         205,533
DEFERRED INCOME TAXES.......................................     461,501         423,242
MINORITY INTEREST...........................................      28,696          28,337
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock -- $1.00 par value, 1,000 shares authorized,
     issued and outstanding.................................           1               1
  Additional capital........................................   1,255,009       1,255,009
  Retained earnings.........................................     715,709         825,833
                                                              ----------      ----------
          Total shareholder's equity........................   1,970,719       2,080,843
                                                              ----------      ----------
                                                              $5,415,368      $5,412,035
                                                              ==========      ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS               SIX MONTHS
                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                               -----------------------   -----------------------
                                                  1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
REVENUES:
  Net sales..................................  $2,904,609   $3,369,948   $5,595,179   $6,575,295
  Sales to affiliates........................      31,280       60,139       82,404      117,518
                                               ----------   ----------   ----------   ----------
                                                2,935,889    3,430,087    5,677,583    6,692,813
  Equity in earnings (losses) of
     affiliates -- net.......................      12,722       11,949       37,610       18,816
  Other income (expense) -- net..............      (1,825)       1,142         (174)       1,560
                                               ----------   ----------   ----------   ----------
                                                2,946,786    3,443,178    5,715,019    6,713,189
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
     (including purchases of $1,123,201,
     $1,221,608, $2,232,934 and $2,193,813
     from affiliates)........................   2,773,602    3,261,419    5,328,749    6,439,178
  Selling, general and administrative
     expenses................................      57,886       52,049      114,280       93,602
  Interest expense, excluding capital
     lease...................................      21,597       30,389       42,308       56,831
  Capital lease interest charge..............       3,648        3,980        7,297        7,960
  Minority interest..........................         402          495          360          732
                                               ----------   ----------   ----------   ----------
                                                2,857,135    3,348,332    5,492,994    6,598,303
                                               ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...................      89,651       94,846      222,025      114,886
INCOME TAXES.................................      33,171       22,136       82,149       29,351
                                               ----------   ----------   ----------   ----------
NET INCOME...................................  $   56,480   $   72,710   $  139,876   $   85,535
                                               ==========   ==========   ==========   ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                            COMMON STOCK
                                           ---------------   ADDITIONAL   RETAINED
                                           SHARES   AMOUNT    CAPITAL     EARNINGS      TOTAL
                                           ------   ------   ----------   ---------   ----------
BALANCE, DECEMBER 31, 1997...............    1        $1     $1,255,009   $ 825,833   $2,080,843
Net Income...............................                                   139,876      139,876
Dividend declared and paid...............                                  (110,000)    (110,000)
Dividend declared........................                                  (140,000)    (140,000)
                                             --       --     ----------   ---------   ----------
BALANCE, JUNE 30, 1998...................    1        $1     $1,255,009   $ 715,709   $1,970,719
                                             ==       ==     ==========   =========   ==========

           See Notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES........................  $ 202,255    $  15,851
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (100,292)    (122,152)
  Proceeds from sales of property, plant and equipment......      1,445       11,708
  Decrease in restricted cash...............................      5,926        2,665
  Investments in LYONDELL-CITGO Refining Company Ltd........         --      (45,635)
  Loans to LYONDELL-CITGO Refining Company Ltd..............     (7,000)          --
  Sale of Petro-Chemical Transport..........................      7,160           --
  Investments in and advances to other affiliates...........     (2,555)        (717)
                                                              ---------    ---------
          Net cash used in investing activities.............    (95,316)    (154,131)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans...................     22,000       35,000
  Net (repayments of) borrowings on revolving bank loans....    (15,000)     100,000
  Payments on term bank loan................................    (14,705)     (14,706)
  Proceeds from issuance of tax-exempt bonds................     25,000           --
  Capital contribution received from parent.................         --       20,000
  Dividends paid to parent..................................   (110,000)          --
  Payments of capital lease obligations.....................     (6,390)      (5,574)
  Repayments of other debt..................................     (3,556)      (3,571)
                                                              ---------    ---------
          Net cash (used in) provided by financing
            activities......................................   (102,651)     131,149
                                                              ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      4,288       (7,131)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     24,363       26,856
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  28,651    $  19,725
                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest, net of amounts capitalized...................  $  50,001    $  65,014
                                                              =========    =========
     Income taxes, net of refund of $450 in 1997............  $  43,083    $  25,867
                                                              =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Noncash dividend paid to parent...........................  $      --    $    (365)
                                                              =========    =========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
            THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

1. BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1997 and with respect to the interim three and six-month periods ended June 30, 1998 and 1997 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, dated March 26, 1998, for additional information.

     The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company had no items of other comprehensive income during the three and six-month periods ended June 30, 1998 and 1997.

     Certain reclassifications have been made to the June 30, 1997 financial statements to conform with the classifications used at June 30, 1998.

2. INVENTORIES

     Inventories at June 30, 1998 have been written down to estimated net realizable value and results of operations for the periods ending June 30, 1998 include a corresponding charge of $10.2 million. Inventories, primarily at LIFO, consist of the following:

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)

                                                                   (000'S OMITTED)
Refined products............................................   $650,172       $662,061
Crude oil...................................................    163,538        138,049
Materials and supplies......................................     55,298         57,488
                                                               --------       --------
                                                               $869,008       $857,598
                                                               ========       ========

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

3. LONG-TERM DEBT

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                   (000'S OMITTED)
Revolving bank loan.........................................  $  120,000     $  135,000
Term bank loan..............................................      44,118         58,823
7.875% Senior Notes $200 million face amount, due 2006......     199,760        199,745
Private Placement:
  8.75% Series A Senior Notes due 1998......................      18,750         18,750
  9.03% Series B Senior Notes due 1998 to 2001..............     114,286        114,286
  9.30% Series C Senior Notes due 1998 to 2006..............     102,273        102,273
Master Shelf Agreement:
  8.55% Senior Notes due 2002...............................      25,000         25,000
  8.68% Senior Notes due 2003...............................      50,000         50,000
  7.29% Senior Notes due 2004...............................      20,000         20,000
  8.59% Senior Notes due 2006...............................      40,000         40,000
  8.94% Senior Notes due 2007...............................      50,000         50,000
  7.17% Senior Notes due 2008...............................      25,000         25,000
  7.22% Senior Notes due 2009...............................      50,000         50,000
Tax Exempt Bonds:
  Pollution control revenue bonds due 2004..................      15,800         15,800
  Port facilities revenue bonds due 2007....................      11,800         11,800
  Louisiana wastewater facility revenue bonds due 2023......       3,020          3,020
  Louisiana wastewater facility revenue bonds due 2024......      20,000         20,000
  Louisiana wastewater facility revenue bonds due 2025......      40,700         40,700
  Louisiana wastewater facility revenue bonds due 2026......       2,000          2,000
  Gulf Coast solid waste facility revenue bonds due 2025....      50,000         50,000
  Gulf Coast solid waste facility revenue bonds due 2026....      50,000         50,000
  Gulf Coast solid waste facility revenue bonds due 2028....      25,000             --
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026.................................      25,000         25,000
Taxable Louisiana wastewater facility revenue bonds due
  2026......................................................     118,000        118,000
Cit-Con bank credit agreement...............................      25,000         28,571
                                                              ----------     ----------
                                                               1,245,507      1,253,768
Less current portion of long-term debt......................     (95,240)       (95,240)
                                                              ----------     ----------
                                                              $1,150,267     $1,158,528
                                                              ==========     ==========

     On April 29, 1998, CITGO issued $25 million of Gulf Coast Industrial Development Authority Solid Waste Disposal Revenue Bonds due 2028.

     On May 13, 1998, CITGO terminated its $675 million revolving bank loan and replaced it with (i) a $400 million, five year, revolving bank loan and (ii) a $150 million, 364 day, revolving bank loan.

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

4. COMMITMENTS AND CONTINGENCIES

  Litigation and Injury Claims

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

     Litigation is pending in the U.S. District Court for the Western District of Louisiana against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles refining complex; the plaintiffs seek injunctive relief and monetary damages. The U.S. Fifth Circuit Court of Appeals has upheld the trial court's denial of class certification; the plaintiffs are seeking rehearing of this ruling.

     In a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical and Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against CITGO, PDVSA, PDV America, PDVMR, and Unocal pursuant to Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that CITGO and the other defendants constitute a single employer, joint employers or alter-egos for purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois, petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the Lemont refinery was acquired by PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but did not assume the existing labor agreement. The union seeks compensation for monetary differences in medical, pension and other benefits between the CITGO and UNO-VEN plans and reinstatement of all of the UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the union and UNO-VEN. On June 18, 1998 the trial court granted the motions for summary judgement filed by CITGO and the other defendants; the union has appealed this ruling.

     There is a class action lawsuit pending in Corpus Christi, Texas state court against the Company and other operators and owners of nearby industrial facilities filed in 1993 for damages to residential properties located in the vicinity of the industrial facilities. The suit claims that the value of properties has been reduced, as a result of air, soil and groundwater contamination occasioned by operations of the industrial facilities owned by the Company and other defendants. Two related personal injury and wrongful death lawsuits were also filed in 1996 and are in preliminary stages of discovery at this time. The Company and other defendants appealed the trial court's certification of the class action to the Texas Supreme Court.

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     In 1997, the Company signed an agreement to settle the property damage class action claims for approximately $17.3 million, the substantial portion of which related to the purchase of approximately 290 properties in one of the adjacent neighborhoods. Of this amount, $15.7 million was expensed in 1997. The Court appointed a guardian to review the proposed settlement terms. The Texas Supreme Court subsequently decided to consider the Company's appeal of the class certification; that action raised questions whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional settlement conditions that were unacceptable to the Company. For these reasons, the Company opposed approval and enforcement of the settlement agreement as it was revised and pursued its appeal of the class certification to the Texas Supreme Court.

     The Texas Supreme Court ruled in July 1998 that it declined to hear the appeal of the class certification. CITGO will seek reconsideration of this ruling but it is not likely that the Supreme Court will reverse itself. The case will likely be remanded to the district court for trial; however, if the settlement agreement is enforced by the trial court, the Company could be liable for the balance of the settlement amount after deductions for amounts it has paid related to its purchase of properties. CITGO has agreed to purchase 245 of the properties it sought to acquire and will receive settlements of property damage claims in connection with such purchases. The Company has offers open to purchase the remaining properties.

  Environmental Compliance and Remediation

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

     At June 30, 1998, the Company had $48.7 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions, which require additional expenditures, may exist for various Company sites including, but not limited to, the Company's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

  Derivative Commodity and Financial Instruments

     CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. Non-hedging activity in the first quarter of 1998, resulted in an immaterial gain that was recorded in that period. There was no such activity in the quarter ended June 30, 1998.

     CITGO has only limited involvement with other derivative financial instruments and generally does not use them for trading purposes. Generally, they are used to manage well-defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 1998, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

loss of $3.3 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

5. RELATED PARTY TRANSACTIONS

     As previously reported, on April 8, 1998, PDVSA Petroleo y Gas, S.A., notified CITGO and other companies to whom it supplies crude oil of reductions in crude production as well as a declaration of force majeure on its long-term crude supply contracts pursuant to orders from the government of the Republic of Venezuela. The impacts on CITGO include (i) a 25 thousand barrel per day reduction in crude supply to its asphalt refineries; (ii) an increase in the specific gravity of the crude oil supplied to its other refineries which precludes optimal use of the Company's refining facilities; and (iii) an increase in the specific gravity of the crude oil supplied to LYONDELL-CITGO which precludes optimal use of its refining facilities. With respect to its asphalt operations, CITGO is attempting to secure alternate asphalt supplies. With respect to its light fuels refineries, CITGO is attempting to minimize the effect of the change in specific gravity by seeking alternate supplies and by adjusting its operations. It is not possible to determine the effect of this development on CITGO's future operations because of the uncertainties concerning the Company's ability to continue to mitigate the impact of the actions described above and the duration of this situation.

     On May 29, 1998, the Board of Directors declared a dividend in the amount of $140 million, which was paid in July 1998.

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

     In the second quarter ended June 30, 1998, CITGO generated net income of $56.5 million on revenue of $2.9 billion compared to net income of $72.7 million on revenues of $3.4 billion for the same period last year. In the six-month period ended June 30, 1998, CITGO generated net income of $139.9 million on revenue of $5.7 billion compared to net income of $85.5 million on revenues of $6.7 billion for the same period last year. The improvement in the six months ended June 30, 1998 is due primarily to a general decline in the cost of goods sold, especially reductions in the cost of crude oil relative to the selling price of refined products, which occurred in the three months ended March 31, 1998. In both the three and six-month periods ended June 30, 1998, the comparison is affected by a favorable resolution of a significant tax issue with the Internal Revenue Service ("IRS") which reduced the income tax expense that CITGO recorded in the quarter ended June 30, 1997.

RESULTS OF OPERATIONS

     The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three and six-month periods ended June 30, 1998 and 1997:

                        CITGO SALES REVENUES AND VOLUMES

                                 THREE MONTHS       SIX MONTHS       THREE MONTHS        SIX MONTHS
                                ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,     ENDED JUNE 30,
                                ---------------   ---------------   ---------------   -----------------
                                 1998     1997     1998     1997     1998     1997     1998      1997
                                ------   ------   ------   ------   ------   ------   -------   -------
                                         ($ IN MILLIONS)                       (MM GALLONS)
Gasoline......................  $1,736   $1,952   $3,316   $3,773    3,361    2,998     6,520     5,635
Jet fuel......................     210      286      414      647      456      504       884     1,055
Diesel/#2 fuel................     500      600    1,024    1,274    1,212    1,087     2,370     2,156
Petrochemicals, industrial
  products and other
  products....................     217      304      472      533      561      499     1,077       856
Asphalt.......................      87      122      110      157      228      216       280       279
Lubricants and waxes..........     117      120      225      224       60       62       115       116
                                ------   ------   ------   ------   ------   ------   -------   -------
          Total refined
            product sales.....  $2,867   $3,384   $5,561   $6,608    5,878    5,366    11,246    10,097
Other sales...................      69       46      117       85
                                ------   ------   ------   ------   ------   ------   -------   -------
          Total sales.........  $2,936   $3,430   $5,678   $6,693    5,878    5,366    11,246    10,097
                                ======   ======   ======   ======   ======   ======   =======   =======

     The following table summarizes CITGO's cost of sales and operating expenses for the three-month and six-month periods ended June 30, 1998 and 1997:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                      THREE MONTHS       SIX MONTHS
                                                     ENDED JUNE 30,    ENDED JUNE 30,
                                                     ---------------   ---------------
                                                      1998     1997     1998     1997
                                                     ------   ------   ------   ------
                                                              ($ IN MILLIONS)
Crude oil..........................................  $  512   $  754   $  994   $1,467
Refined products...................................   1,732    2,013    3,189    3,955
Intermediate feedstocks............................     219      244      462      529
Refining and manufacturing costs...................     197      204      388      398
Other operating costs and expenses and inventory
  changes..........................................     114       46      296       90
                                                     ------   ------   ------   ------
          Total cost of sales and operating
            expenses...............................  $2,774   $3,261   $5,329   $6,439
                                                     ======   ======   ======   ======

     Sales revenues and volumes. Sales decreased $495 million, or approximately 14%, in the three-month period ended June 30, 1998, and by $1,016 million, or 15%, in the six-month period ended June 30, 1998 as compared to the same periods in 1997. Total sales volumes increased by 10% from 5,366 million gallons in the second quarter of 1997 to 5,878 million gallons in the second quarter of 1998, and increased by 11% from 10,097 million gallons in the first six months of 1997 to 11,246 million gallons in the first six months of 1998. The decreases in most product sales prices, offset by the increase in volumes, resulted in the decrease in revenues.

     Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel) excluding bulk sales made for logistical reasons decreased by 7% in the second quarter of 1998 as compared to the second quarter of 1997, and decreased by 4% in the first six months of 1998 as compared to the same period in 1997. Gasoline, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume decreases of 3%, 12% and 22%, respectively, in the second quarter of 1998, compared to the second quarter of 1997. Gasoline, excluding bulk sales, had a sales volume increase of 1% in the first six months of 1998 compared to the first six months of 1997. For the six-month period ended June 30, 1998 versus the same period in 1997, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume decreases of 3% and 25%, respectively.

     Sales prices of gasoline, excluding bulk sales, have decreased for the three-month period ended June 30, 1998 as compared to the same period in 1997. The average decrease for the second quarter of 1998 over the second quarter of 1997 is 13 cents per gallon, or a 19% decrease. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, both decreased 13 cents, and 22% and 23%, respectively, in the second quarter of 1998 as compared to the same period in 1997. For the six-month period ended June 30, 1998, gasoline prices, excluding bulk sales, decreased approximately 23% and jet fuel and diesel/#2 fuel prices both decreased approximately 25% from prices for the same period in 1997.

     To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells in bulk gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. An affiliate of PDVSA entered into an agreement to acquire a 50% equity interest in a refinery in Chalmette, Louisiana in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 1998. Placing this new supply into the distribution network has resulted in a sharp increase in the volume of bulk purchases and sales. In addition, a management decision to reduce inventory levels has also contributed to the increase in the volume of such transactions. Such sales increased by $190 million, or 33%, from $580 million in the three-month period ended June 30, 1997 to $770 million in the same period in 1998. The increase in revenue for the quarter ended June 30, 1998 is a result of a 70% increase in volumes offset by a 22% decrease in sales prices between the quarters. Sales revenue of gasoline alone increased by $143 million, or 44% for the second quarter ended June 30, 1998 as compared to the same period in 1997. The increase in gasoline sales revenue is the result of an 83% increase in volumes offset by a 21% decrease in sales prices between the quarters. Such sales revenue increased by $208 million, or 16%, from $1,264 million in the six-month period ended June 30, 1997 to $1,472 million in the same period in 1998. The increase in revenue for the six-month period ended June 30, 1998 is a result of a 56% increase in volumes offset by a 25% decrease in sales prices between the periods. Sales revenue of gasoline alone increased by $238 million, or 37% for the six-month period ended June 30, 1998 as compared to the same period in 1997. The increase in gasoline sales revenue is the result of an 82% increase in volumes offset by a 25% decrease in sales prices between the periods.

     Petrochemicals and industrial products sales revenues decreased 32% and 3%, respectively, for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, and decreased 19% and increased 14%, respectively, for the six months ended June 30, 1998 versus the six months ended June 30, 1997. The petrochemicals revenue decreases were the result of a 29% decrease in unit sales price, and a 5% decrease in sales volume for the second quarter of 1998 and a 27% decrease in unit sales price, and an 11% increase in volume for the six-month period ended June 30, 1998, as compared to the same periods in 1997. The industrial products revenue decrease for the quarter was the result of a 14% decrease in unit sales prices and a 13% increase in sales volume for the second quarter of 1998 as compared to the same period in 1997, and the increase for the six-month period was the result of a 31% increase in sales volume and a 13% decrease in unit sales price for the six-month period ended June 30, 1998, as compared to the same period in 1997.

     Asphalt sales revenues decreased $35 million and sales volumes increased 5% in the second quarter of 1998, and sales revenue decreased $47 million and sales volume increased less than 1% in the first six months of 1998, as compared to the same periods in 1997. Asphalt sales prices decreased 33% in the second quarter of 1998, and 31% in the first six months of 1998, as compared to the same periods in 1997.

     Equity in earnings (losses) of affiliates -- net. Equity in earnings of affiliates increased by $0.8 million for the three-month period and increased $19 million for the six-month period ended June 30, 1998 as compared to the same periods in 1997. The increase was primarily due to the change in the equity in the earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO"), which increased $18 million, from $10 million in the first six months of 1997 to $28 million in the first six months of 1998. This increase is due primarily to the change in CITGO's interest in LYONDELL-CITGO which increased from approximately 13% at March 31, 1997 to approximately 42% on April 1, 1997 and the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997.

     Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $487 million or 15%, in the quarter ended June 30, 1998, and decreased $1,110 million or 17%, in the six-month period ended June 30, 1998, as compared to the same periods in 1997. Lower crude oil costs (a decrease from $754 million in the second quarter of 1997 to $512 million in the second quarter of 1998) resulted from a 30% decrease in crude prices, and a 3% decrease in crude oil volumes purchased. Crude oil costs decreased from $1,467 million in the six-month period ended June 30, 1997 to $994 million in the first six months of 1998, the result of a 36% decrease in crude prices and a 5% increase in crude oil volumes purchased. Refined product purchases decreased in the second quarter of 1998 as compared to the same quarter in 1997 (down 14%, from $2,013 million to $1,732 million), and decreased in the first six months of 1998 as compared to the same period in 1997 (down 19% from $3,955 million to $3,189 million). The changes resulted from decreases in prices (down 22% for the second quarter and 25% for the first six months of 1998 as compared to the same periods in 1997), and changes in refined product purchase volumes (up 10% for the second quarter and 7% for the first six months of 1998 as compared to the same period in 1997). Intermediate feedstock purchases decreased to $219 million in the second quarter of 1998 from $244 million in the second quarter of 1997, and decreased to $462 million for the first six months of 1998 from $529 million for the first six months of 1997, or a decrease of 10% for the quarter and 13% for the period ended June 30, 1998. Intermediate feedstock prices decreased 24%, and volumes purchased increased 18% between the quarters ended June 30, 1997 and June 30, 1998. Intermediate feedstock prices decreased 27%, and volumes purchased increased 20% between the six-month periods ended June 30, 1997 and June 30, 1998. Refining and manufacturing costs decreased for both periods in 1998 as compared to 1997, 3% in the second quarter (from $204 million to $197 million), and 3% in the six-month period ended June 30 (from $398 million to $388 million). CITGO incurred additional expenses during these periods in 1997 associated with the fire and explosion, which occurred at the Corpus Christi refinery on May 12, 1997. Depreciation and amortization expense increased by $3 million, from $54 million to $57 million between the quarters ended June 30, 1997 and 1998, respectively, and $8 million, from $103 million to $111 million between the six-month periods ended June 30, 1997 and 1998, respectively. Inventories at June 30, 1998 have been written down to estimated net realizable value and cost of sales and operating expenses for the periods ending June 30, 1998 include a corresponding charge of $10.2 million.

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 62% of total cost of sales and operating expenses for the second quarters of 1998 and 1997, and 60% and 61% for the first six months of 1998 and 1997, respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total wholesale margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product volume requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of CITGO, which would impact the volume of refined products purchased and profit margins.

     CITGO is a party to a contract with an affiliate of Occidental Petroleum Corporation for the purchase of light, sweet crude oil to produce lubricants. This contract expires on August 31, 1998. In 1997, purchases under this contract averaged 47 thousand barrels per day. CITGO has entered into a contract with PDVSA for the purchase of 400 thousand to 800 thousand barrels per month of sweet crude. Spot purchases will supplement this volume.

     Gross margin. The gross margin for the three-month period ended June 30, 1998 was $162 million, or 5.5%, compared to $169 million, or 4.9%, for the same period in 1997. The gross margin for the six-month period ended June 30, 1998 was $349 million or 6.1% compared to $254 million or 3.8% for the six-month period ended June 30, 1997. In the quarter ended June 30, 1998, both the revenue per gallon and cost per gallon components of gross margin declined by approximately 22%. In the six-month period ended June 30, 1998, the revenue per gallon component declined by approximately 24% while the cost per gallon component declined by approximately 26%. The reduction in the cost of crude oil relative to the selling price of refined product is the primary reason for the change in gross margins per gallon for the three-month and six-month periods ended June 30, 1998 compared to the same periods in 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased in the second quarter of 1998 by 12%, from $52 million in the second quarter of 1997 to $58 million in the second quarter of 1998, and increased 21% from $94 million in the first six months of 1997 to $114 million in the same period in 1998. These increases are due primarily to salary and related burden allocations as well as increases in advertising expense.

     Interest expense. Interest expense decreased by approximately $9 million, or 26% (from $34 million to $25 million), for the second quarter ended June 30, 1998, and decreased year-to-date by approximately $15 million, or 23% (from $65 million to $50 million), as compared to the same periods in 1997. The primary reason for the reduction in interest expense is the sharp reduction in the use of the revolving bank loan in the periods ended June 30, 1998 compared to the same periods ended June 30, 1997.

     Income taxes. Income taxes reported were based on an effective tax rate of 37% for the six-month period ended June 30, 1998 and 26% for the comparable period in 1997. The prior year effective tax rate was unusually low due to a favorable resolution of a significant tax issue in the last IRS audit. In addition, the effective tax rate increased slightly due to a decrease in the effective tax rate impact of the dividend exclusion deduction, offset in part by a decrease in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     For the six-month period ended June 30, 1998, the Company's consolidated net cash provided by operating activities totaled approximately $202 million. Net income of $139.9 million and depreciation and amortization of $110.9 million were reduced by net changes in other items of $48.5 million. The more significant changes in other items included a decrease in accounts receivable (including amounts due from affiliates) of $23 million and an increase in deferred taxes of $41 million, which were partially offset by decreases in accounts payable (including amounts due to affiliates) of $80 million and increases in other assets of $39 million.

     Net cash used in investing activities totaled $95 million for the six-month period ended June 30, 1998 consisting primarily of capital expenditures of $100 million (compared to $122 million for the same period in 1997) and additional investments in and loans to LYONDELL-CITGO of $7 million (compared to $46 million for the same period in 1997) offset by a decrease in restricted cash of $6 million and proceeds from the sale of Petro-Chemical Transport of $7 million.

     Net cash used in financing activities totaled $103 million for the six-month period ended June 30, 1998 consisting primarily of dividends paid to parent of $110 million, $15 million net repayment on revolving bank loans and $15 million net repayment on a term loan, partially offset by proceeds from short-term bank loans of $22 million and proceeds from issuance of tax-exempt revenue bonds.

     On May 29, 1998, the Board of Directors declared a dividend in the amount of $140 million, which was paid in July 1998.

     As of June 30, 1998, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $430 million and $130 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

     The Company believes that it is in compliance with its obligations under its debt financing arrangements at June 30, 1998.

DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS

     CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. Non-hedging activity in the first quarter of 1998, resulted in an immaterial gain that was recorded in that period. There was no such activity in the quarter ended June 30, 1998.

     CITGO has only limited involvement with other derivative financial instruments and generally does not use them for trading purposes. Generally, they are used to manage well-defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 1998, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.3 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The company has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In a case currently pending in the United States District Court for the Northern District of Illinois, Oil Chemical and Atomic Workers, Local 7-517 ("Local 7-517") amended its complaint against UNO-VEN to assert claims against CITGO, PDVSA, PDV America, PDVMR, and Unocal pursuant to Section 301 of the Labor Management Relations Act ("LMRA"). This complaint alleges that CITGO and the other defendants constitute a single employer, joint employers or alter-egos for purposes of the LMRA, and are therefore bound by the terms of a collective bargaining agreement between UNO-VEN and Local 7-517 covering certain production and maintenance employees at a Lemont, Illinois, petroleum refinery. On May 1, 1997, in a transaction involving the former partners of UNO-VEN, the Lemont refinery was acquired by PDVMR. Pursuant to an operating agreement with PDVMR, CITGO became the operator of the Lemont refinery, and employed the substantial majority of employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but did not assume the existing labor agreement. The union seeks compensation for monetary differences in medical, pension and other benefits between the CITGO and UNO-VEN plans and reinstatement of all of the UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the union and UNO-VEN. On June 18, 1998 the trial court granted the motions for summary judgement filed by CITGO and the other defendants; the union has appealed this ruling.

     There is a class action lawsuit pending in Corpus Christi, Texas state court against the Company and other operators and owners of nearby industrial facilities filed in 1993 for damages to residential properties located in the vicinity of the industrial facilities. The suit claims that the value of properties has been reduced, as a result of air, soil and groundwater contamination occasioned by operations of the industrial facilities owned by the Company and other defendants. Two related personal injury and wrongful death lawsuits were also filed in 1996 and are in preliminary stages of discovery at this time. The Company and other defendants appealed the trial court's certification of the class action to the Texas Supreme Court.

     In 1997, the Company signed an agreement to settle the property damage class action claims for approximately $17.3 million, the substantial portion of which related to the purchase of approximately 290 properties in one of the adjacent neighborhoods. Of this amount, $15.7 million was expensed in 1997. The Court appointed a guardian to review the proposed settlement terms. The Texas Supreme Court subsequently decided to consider the Company's appeal of the class certification; that action raised questions whether the trial court had authority to proceed with the settlement. Additionally, the trial court sought to impose additional settlement conditions that were unacceptable to the Company. For these reasons, the Company opposed approval and enforcement of the settlement agreement as it was revised and pursued its appeal of the class certification to the Texas Supreme Court.

     The Texas Supreme Court ruled in July 1998 that it declined to hear the appeal of the class certification. CITGO will seek reconsideration of this ruling but it is not likely that the Supreme Court will reverse itself. The case will likely be remanded to the district court for trial; however, if the settlement agreement is enforced by the trial court, the Company could be liable for the balance of the settlement amount after deductions for amounts it has paid related to its purchase of properties. CITGO has agreed to purchase 245 of the properties it sought to acquire and will receive settlements of property damage claims in connection with such purchases. The Company has offers open to purchase the remaining properties.

     See the Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 for additional information concerning this matter.

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

Date: August 7, 1998

                                 EXHIBIT INDEX

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         27               -- Financial Data Schedule (filed electronically only)