Form 10-Q
period 1998-09-30
CITGO PETROLEUM CORP
filed 1998-11-09
CIK 1011746

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $1.00 PAR VALUE                              1,000
                   (Class)                           (outstanding at October 31, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CITGO PETROLEUM CORPORATION

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.........................    1

                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)............................
         Condensed Consolidated Balance Sheets -- September 30, 1998
         and December 31, 1997.......................................    2
         Condensed Consolidated Statements of Income -- Three-Month
         and Nine-Month Periods Ended September 30, 1998 and 1997....    3
         Condensed Consolidated Statement of Shareholder's
         Equity -- Nine-Month Period Ended September 30, 1998........    4
         Condensed Consolidated Statements of Cash
         Flows -- Nine-Month Periods Ended September 30, 1998 and
         1997........................................................    5
         Notes to the Condensed Consolidated Financial Statements....    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   11

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   18
Item 6.  Exhibits and Reports on Form 8-K............................   19
SIGNATURES...........................................................   20

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Year 2000 matters, capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although CITGO believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          CITGO PETROLEUM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  278,758       $   24,363
  Accounts receivable.......................................      618,787          657,864
  Due from affiliates.......................................       17,816           23,498
  Inventories...............................................      874,573          857,598
  Prepaid expenses and other................................        6,727            9,658
                                                               ----------       ----------
          Total current assets..............................    1,796,661        1,572,981
PROPERTY, PLANT AND EQUIPMENT -- Net........................    2,849,567        2,849,262
RESTRICTED CASH.............................................        9,436            6,920
INVESTMENTS IN AFFILIATES...................................      798,543          813,923
OTHER ASSETS................................................      210,989          168,949
                                                               ----------       ----------
                                                               $5,665,196       $5,412,035
                                                               ==========       ==========

                           LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans.....................................   $       --       $    3,000
  Accounts payable..........................................      390,178          469,556
  Payables to affiliates....................................      208,084          197,852
  Taxes other than income...................................      551,194          180,143
  Other.....................................................      214,908          240,270
  Current portion of long-term debt.........................       65,828           95,240
  Current portion of capital lease obligation...............       13,879           13,140
                                                               ----------       ----------
          Total current liabilities.........................    1,444,071        1,199,201
LONG-TERM DEBT..............................................    1,135,983        1,158,528
CAPITAL LEASE OBLIGATION....................................      109,456          116,586
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................      203,560          199,765
OTHER NONCURRENT LIABILITIES................................      211,283          205,533
DEFERRED INCOME TAXES.......................................      489,715          423,242
MINORITY INTEREST...........................................       29,100           28,337
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock -- $1.00 par value, 1,000 shares authorized,
     issued and outstanding.................................            1                1
  Additional capital........................................    1,255,009        1,255,009
  Retained earnings.........................................      787,018          825,833
                                                               ----------       ----------
          Total shareholder's equity........................    2,042,028        2,080,843
                                                               ----------       ----------
                                                               $5,665,196       $5,412,035
                                                               ==========       ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS               NINE MONTHS
                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                              -----------------------   ------------------------
                                                 1998         1997         1998         1997
                                              ----------   ----------   ----------   -----------
REVENUES:
  Net sales.................................  $2,671,800   $3,504,752   $8,266,979   $10,080,047
  Sales to affiliates.......................      46,508       51,073      128,912       168,591
                                              ----------   ----------   ----------   -----------
                                               2,718,308    3,555,825    8,395,891    10,248,638
  Equity in earnings (losses) of
     affiliates -- net......................      24,347       23,892       61,957        42,708
  Other income (expense) -- net.............      (2,982)     (14,150)      (3,156)      (12,590)
                                              ----------   ----------   ----------   -----------
                                               2,739,673    3,565,567    8,454,692    10,278,756
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
     (including purchases of $1,096,498,
     $1,289,172, $3,329,432 and $3,482,985
     from affiliates).......................   2,540,806    3,327,669    7,869,555     9,766,847
  Selling, general and administrative
     expenses...............................      59,421       55,940      173,701       149,542
  Interest expense, excluding capital
     lease..................................      22,383       28,699       64,691        85,530
  Capital lease interest charge.............       3,469        3,818       10,766        11,778
  Minority interest.........................         404          498          764         1,230
                                              ----------   ----------   ----------   -----------
                                               2,626,483    3,416,624    8,119,477    10,014,927
                                              ----------   ----------   ----------   -----------
INCOME BEFORE INCOME TAXES..................     113,190      148,943      335,215       263,829
INCOME TAXES................................      41,880       56,598      124,030        85,949
                                              ----------   ----------   ----------   -----------
NET INCOME..................................  $   71,310   $   92,345   $  211,185   $   177,880
                                              ==========   ==========   ==========   ===========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                             COMMON STOCK
                                            ---------------   ADDITIONAL   RETAINED
                                            SHARES   AMOUNT    CAPITAL     EARNINGS     TOTAL
                                            ------   ------   ----------   --------   ----------
BALANCE, DECEMBER 31, 1997................     1       $1     $1,255,009   $825,833   $2,080,843
  Net Income..............................    --       --             --    211,185      211,185
  Dividends declared and paid.............    --       --             --   (250,000)    (250,000)
                                              --       --     ----------   --------   ----------
BALANCE, SEPTEMBER 30, 1998...............     1       $1     $1,255,009   $787,018   $2,042,028
                                              ==       ==     ==========   ========   ==========

           See Notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES........................  $ 726,931   $ 268,182
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (144,367)   (183,639)
  Proceeds from sales of property, plant and equipment......      3,364      12,057
  (Increase) decrease in restricted cash....................     (2,516)      2,547
  Investments in LYONDELL-CITGO Refining Company Ltd........         --     (45,635)
  Loans to LYONDELL-CITGO Refining Company Ltd..............    (19,800)         --
  Sale of Petro-Chemical Transport..........................      7,160          --
  Investments in and advances to other affiliates...........     (5,030)     (1,417)
                                                              ---------   ---------
          Net cash used in investing activities.............   (161,189)   (216,087)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments of) proceeds from short-term bank loans...     (3,000)     45,000
  Net repayments of revolving bank loans....................   (135,000)    (80,000)
  Payments on term bank loan................................    (58,823)    (22,059)
  Proceeds from issuance of tax-exempt bonds................     47,200          --
  Proceeds from issuance of taxable bonds...................    100,000          --
  Capital contribution received from parent.................         --      20,000
  Dividends paid to parent..................................   (250,000)     (6,000)
  Payments of capital lease obligations.....................     (6,390)     (5,521)
  Repayments of other debt..................................     (5,334)     (5,357)
                                                              ---------   ---------
       Net cash used in financing activities................   (311,347)    (53,937)
                                                              ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    254,395      (1,842)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     24,363      26,856
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 278,758   $  25,014
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest, net of amounts capitalized...................  $  61,622   $  82,863
                                                              =========   =========
     Income taxes, net of refund of $450 in 1997............  $  46,788   $  24,813
                                                              =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Noncash dividend paid to parent...........................  $      --   $    (365)
                                                              =========   =========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

1. BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1997 and with respect to the interim three and nine-month periods ended September 30, 1998 and 1997 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1997 on Form 10-K, dated March 26, 1998, for additional information.

     The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company had no items of other comprehensive income during the three and nine-month periods ended September 30, 1998 and 1997.

     Certain reclassifications have been made to the September 30, 1997 financial statements to conform with the classifications used at September 30, 1998.

2. INVENTORIES

     Inventories at September 30, 1998 have been written down to estimated net realizable value and results of operations for the three and nine-month periods ending September 30, 1998 include corresponding charges of $12 million and $22 million, respectively. Inventories, primarily at LIFO, consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                    (000'S OMITTED)
Refined products............................................    $657,461        $662,061
Crude oil...................................................     162,975         138,049
Materials and supplies......................................      54,137          57,488
                                                                --------        --------
                                                                $874,573        $857,598
                                                                ========        ========

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

3. LONG-TERM DEBT

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                    (000'S OMITTED)
Revolving bank loan.........................................   $       --      $  135,000
Term bank loan..............................................           --          58,823
7.875% Senior Notes $200 million face amount, due 2006......      199,768         199,745
Private Placement:
  8.75% Series A Senior Notes due 1998......................       18,750          18,750
  9.03% Series B Senior Notes due 1998 to 2001..............      114,286         114,286
  9.30% Series C Senior Notes due 1998 to 2006..............      102,273         102,273
Master Shelf Agreement:
  8.55% Senior Notes due 2002...............................       25,000          25,000
  8.68% Senior Notes due 2003...............................       50,000          50,000
  7.29% Senior Notes due 2004...............................       20,000          20,000
  8.59% Senior Notes due 2006...............................       40,000          40,000
  8.94% Senior Notes due 2007...............................       50,000          50,000
  7.17% Senior Notes due 2008...............................       25,000          25,000
  7.22% Senior Notes due 2009...............................       50,000          50,000
Tax Exempt Bonds:
  Pollution control revenue bonds due 2004..................       15,800          15,800
  Port facilities revenue bonds due 2007....................       11,800          11,800
  Louisiana wastewater facility revenue bonds due 2023......        3,020           3,020
  Louisiana wastewater facility revenue bonds due 2024......       20,000          20,000
  Louisiana wastewater facility revenue bonds due 2025......       40,700          40,700
  Louisiana wastewater facility revenue bonds due 2026......        2,000           2,000
  Gulf Coast solid waste facility revenue bonds due 2025....       50,000          50,000
  Gulf Coast solid waste facility revenue bonds due 2026....       50,000          50,000
  Gulf Coast solid waste facility revenue bonds due 2028....       25,000              --
  Industrial development facilities revenue bonds due
     2028...................................................       22,200              --
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026.................................       25,000          25,000
Taxable Bonds:
  Louisiana wastewater facility revenue bonds due 2026......      118,000         118,000
  Gulf Coast environmental facilities revenue bonds due
     2028...................................................      100,000              --
Cit-Con bank credit agreement...............................       23,214          28,571
                                                               ----------      ----------
                                                                1,201,811       1,253,768
Less current portion of long-term debt......................      (65,828)        (95,240)
                                                               ----------      ----------
                                                               $1,135,983      $1,158,528
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

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     On August 26, 1998, CITGO issued $22.2 million of Industrial Development Corporation of Port of Corpus Christi -- Environmental Facilities Revenue Bonds due 2028. Also on that date, CITGO issued $100 million of Gulf Coast Industrial Development Authority -- Environmental Facilities Revenue Bonds due 2028.

     On September 3, 1998, CITGO terminated its term bank loan.

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

     Litigation is pending in the U.S. District Court for the Western District of Louisiana against CITGO by a number of current and former employees and applicants on behalf of themselves and a class of similarly situated persons asserting claims under federal and state laws of racial discrimination in connection with the employment practices at CITGO's Lake Charles refining complex; the plaintiffs seek injunctive relief and monetary damages. The U.S. Fifth Circuit Court of Appeals has upheld the trial court's denial of class certification and denied the plaintiff's request for a rehearing of this ruling.

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

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     On May 12, 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and returned to full service in early August 1997. The Company has property damage, business interruption and general liability insurance, which related to this event. As a result, the property damage and business interruption did not have a material adverse effect on the Company's financial condition or results of operations. The Company has received approximately 7,500 individual claims for personal injury and property damage, allegedly arising from the incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively are not material. There are presently five lawsuits against the Company pending in federal and state courts in Corpus Christi, Texas, alleging property damages, personal injury and punitive damages allegedly arising from the incident. A trial involving ten bellweather plaintiffs, out of approximately 400 plaintiffs in one of the Federal Court lawsuits, ended October 29, 1998. Two of these claims were dismissed by the judge and the jury found in CITGO's favor in the other eight, declining to award any damages.

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

     The Texas Supreme Court ruled in July 1998 that it declined to hear the appeal of the class certification and declined to hear the Company's request for reconsideration of this decision. The case has been remanded to the district court for trial; however, if the settlement agreement is enforced by the trial court, the Company could be liable for the balance of the settlement amount after deductions for amounts it has paid related to its purchase of properties. CITGO has agreed to purchase 245 of the properties it sought to acquire and will receive settlements of property damage claims in connection with such purchases. The Company has offers open to purchase the remaining properties.

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

     At September 30, 1998, the Company had $48.7 million of environmental accruals included in other noncurrent liabilities. Based on currently available information, including the continuing participation of former owners in remediation actions, management believes these accruals are adequate. Conditions, which require additional expenditures, may exist for various Company sites including, but not limited to, the

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

Company's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

     Derivative Commodity and Financial Instruments -- CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. In the three and nine-month periods ended September 30, 1998, non-hedging activity resulted in an immaterial loss and an immaterial gain, respectively, that were recorded in those periods.

     CITGO has only limited involvement with other derivative financial instruments and generally does not use them for trading purposes. Generally, they are used to manage well-defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 1998, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.7 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

5. RELATED PARTY TRANSACTIONS

     As previously reported, on April 8, 1998, PDVSA Petroleo y Gas, S.A., notified CITGO and other companies to whom it supplies crude oil of reductions in crude production as well as a declaration of force majeure on its long-term crude supply contracts pursuant to orders from the government of the Republic of Venezuela. The impacts on CITGO included (i) a 25 thousand barrel per day reduction in crude supply to its asphalt refineries; (ii) an increase in the specific gravity of the crude oil supplied to its other refineries which precluded optimal use of the Company's refining facilities; and (iii) an increase in the specific gravity of the crude oil supplied to LYONDELL-CITGO which precluded optimal use of its refining facilities. However, CITGO is not currently experiencing these impacts.

     In October 1998, the Company declared a $236 million dividend which was paid in November 1998.

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

     In the third quarter ended September 30, 1998, CITGO generated net income of $71.3 million on revenue of $2.7 billion compared to net income of $92.3 million on revenues of $3.6 billion for the same period last year. In the nine-month period ended September 30, 1998, CITGO generated net income of $211.2 million on revenue of $8.5 billion compared to net income of $177.9 million on revenues of $10.3 billion for the same period last year. The decline in net income in the quarter ended September 30, 1998 compared to the same period in 1997 is due primarily to a decline in gross margin. The improvement in net income in the nine-month period ended September 30, 1998 compared to the same period in 1997 is due primarily to an improvement in gross margin. In the nine-month period ended September 30, 1998, the comparison is also affected by a favorable resolution of a significant tax issue with the Internal Revenue Service ("IRS") which reduced the income tax expense that CITGO recorded in the quarter ended June 30, 1997.

RESULTS OF OPERATIONS

     The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three and nine-month periods ended September 30, 1998 and 1997:

                        CITGO SALES REVENUES AND VOLUMES

                          THREE MONTHS       NINE MONTHS       THREE MONTHS      NINE MONTHS
                              ENDED             ENDED              ENDED            ENDED
                          SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                         ---------------   ----------------    -------------   ---------------
                          1998     1997     1998     1997      1998    1997     1998     1997
                         ------   ------   ------   -------    -----   -----   ------   ------
                                  ($ IN MILLIONS)                       (MM GALLONS)
Gasoline...............  $1,566   $2,128   $4,882   $ 5,901    3,378   3,180    9,898    8,815
Jet fuel...............     186      241      600       888      463     424    1,347    1,479
Diesel/#2 fuel.........     449      541    1,473     1,815    1,142   1,007    3,512    3,163
Petrochemicals,
  industrial products
  and other products...     239      318      711       851      774     532    1,851    1,388
Asphalt................     113      151      223       308      286     280      566      559
Lubricants and waxes...     111      127      336       351       57      63      172      179
                         ------   ------   ------   -------    -----   -----   ------   ------
          Total refined
            product
            sales......  $2,664   $3,506   $8,225   $10,114    6,100   5,486   17,346   15,583
Other sales............      54       50      171       135
                         ------   ------   ------   -------    -----   -----   ------   ------
          Total
            sales......  $2,718   $3,556   $8,396   $10,249    6,100   5,486   17,346   15,583
                         ======   ======   ======   =======    =====   =====   ======   ======

     The following table summarizes CITGO's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 1998 and 1997:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                      THREE MONTHS       NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      1998     1997     1998     1997
                                                     ------   ------   ------   ------
                                                              ($ IN MILLIONS)
Crude oil..........................................  $  502   $  798   $1,496   $2,265
Refined products...................................   1,519    1,916    4,708    5,871
Intermediate feedstocks............................     209      276      671      805
Refining and manufacturing costs...................     192      195      580      593
Other operating costs and expenses and inventory
  changes..........................................     119      143      415      233
                                                     ------   ------   ------   ------
          Total cost of sales and operating
            expenses...............................  $2,541   $3,328   $7,870   $9,767
                                                     ======   ======   ======   ======

     Sales revenues and volumes. Sales decreased $838 million, or approximately 24%, in the three-month period ended September 30, 1998, and by $1,853 million, or 18%, in the nine-month period ended September 30, 1998 as compared to the same periods in 1997. Total sales volumes increased by 11% from 5,486 million gallons in the third quarter of 1997 to 6,100 million gallons in the third quarter of 1998, and increased by 11% from 15,583 million gallons in the first nine months of 1997 to 17,346 million gallons in the first nine months of 1998. The decreases in product sales prices, offset by the increase in most sales volumes, resulted in the decrease in revenues.

     Sales volumes of light fuels (gasoline, diesel/#2 fuel and jet fuel) excluding bulk sales made for logistical reasons decreased by 8% in the third quarter of 1998 as compared to the third quarter of 1997, and decreased by 5% in the first nine months of 1998 as compared to the same period in 1997. Gasoline, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume decreases of 7%, 14% and 3%, respectively, in the third quarter of 1998, compared to the third quarter of 1997. Gasoline, excluding bulk sales, had a sales volume decrease of 2% in the first nine months of 1998 compared to the first nine months of 1997. For the nine-month period ended September 30, 1998 versus the same period in 1997, diesel/#2 fuel and jet fuel, excluding bulk sales, had sales volume decreases of 7% and 19%, respectively.

     Sales prices of gasoline, excluding bulk sales, have decreased for the three-month period ended September 30, 1998 as compared to the same period in 1997. The average decrease for the third quarter of 1998 over the third quarter of 1997 is 20 cents per gallon, or a 30% decrease. Sales prices of jet fuel and diesel/#2 fuel, excluding bulk sales, decreased 14 cents and 15 cents, respectively, or 26%, in the third quarter of 1998 as compared to the same period in 1997. For the nine-month period ended September 30, 1998, gasoline, jet fuel and diesel/#2 fuel prices, excluding bulk sales, decreased approximately 25% from prices for the same period in 1997.

     To meet demand for its products and to manage logistics, timing differences and product grade imbalances, CITGO purchases and sells in bulk gasoline, diesel/#2 fuel and jet fuel from and to other refiners and in the spot market. An affiliate of PDVSA entered into an agreement to acquire a 50% equity interest in a refinery in Chalmette, Louisiana in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 1999. Placing this new supply into the distribution network has resulted in a sharp increase in the volume of bulk purchases and sales. Such sales increased by $81 million, or 13%, from $606 million in the three-month period ended September 30, 1997 to $687 million in the same period in 1998. The increase in revenue for the quarter ended September 30, 1998 is a result of a 61% increase in volumes offset by a 29% decrease in sales prices between the quarters. Sales revenue of gasoline alone increased by $49 million, or 14% for the third quarter ended September 30, 1998 as compared to the same period in 1997. The increase in gasoline sales revenue is the result of a 62% increase in volumes offset by a 30% decrease in sales prices between the quarters. Such sales revenue increased by $290 million, or 16%, from $1,870 million in the nine-month period ended September 30, 1997 to

$2,160 million in the same period in 1998. The increase in revenue for the nine-month period ended September 30, 1998 is a result of a 58% increase in sales volume offset by a 27% decrease in prices between the periods. Sales revenue of gasoline alone increased by $287 million, or 29% for the nine-month period ended September 30, 1998 as compared to the same period in 1997. The increase in gasoline sales revenue is the result of a 75% increase in volumes offset by a 27% decrease in sales prices between the periods.

     Petrochemicals and industrial products sales revenues decreased 37% and 24%, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, and decreased 25% and 1%, respectively, for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997. The petrochemicals revenue decreases were the result of a 24% decrease in unit sales price, and an 18% decrease in sales volume for the third quarter of 1998 and a 25% decrease in unit sales price, and a less than 1% increase in volume for the nine-month period ended September 30, 1998, as compared to the same periods in 1997. The industrial products revenue decrease for the quarter was the result of a 24% decrease in unit sales prices and a less than 1% increase in sales volume for the third quarter of 1998 as compared to the same period in 1997, and the decrease for the nine-month period was the result of a 19% increase in sales volume and a 17% decrease in unit sales price for the nine-month period ended September 30, 1998, as compared to the same period in 1997.

     Asphalt sales revenues decreased $38 million and sales volumes increased 2% in the third quarter of 1998, and sales revenue decreased $85 million and sales volume increased 1% in the first nine months of 1998, as compared to the same periods in 1997. Asphalt sales prices decreased 27% in the third quarter of 1998, and 28% in the first nine months of 1998, as compared to the same periods in 1997.

     Equity in earnings (losses) of affiliates -- net. Equity in earnings of affiliates increased by $0.5 million for the three-month period and increased $19.3 million for the nine-month period ended September 30, 1998 as compared to the same periods in 1997. The increase was primarily due to the change in the equity in the earnings of LYONDELL-CITGO Refining Company Ltd. ("LYONDELL-CITGO"), which increased $20 million, from $29 million in the first nine months of 1997 to $49 million in the first nine months of 1998. This increase is due primarily to the change in CITGO's interest in LYONDELL-CITGO which increased from approximately 13% at March 31, 1997 to approximately 42% on April 1, 1997 and the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997.

     Other income (expense). Other income (expense) was $(3.2) million for the nine-month period ended September 30, 1998 as compared to $(12.6) million for the same period in 1997. The difference is primarily due to a $15.7 million charge related to the Corpus Christi neighborhood settlement during the third quarter 1997 (See Note 4 to the Condensed Consolidated Financial Statements for the Three and Nine-Month Periods ended September 30, 1998, included in Part 1 hereof) and a $6 million dollar write off of a capital project during the third quarter of 1997. These items were partially offset by a net $8.3 million property insurance recovery in the third quarter 1997 relating to the Corpus Christi alkylation unit fire.

     Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $787 million or 24%, in the quarter ended September 30, 1998, and decreased $1,897 million or 19%, in the nine-month period ended September 30, 1998, as compared to the same periods in 1997. Lower crude oil costs (a decrease from $798 million in the third quarter of 1997 to $502 million in the third quarter of 1998) resulted from a 38% decrease in crude prices, offset by a 1% increase in crude oil volumes purchased. Crude oil costs decreased from $2,265 million in the nine-month period ended September 30, 1997 to $1,496 million in the first nine months of 1998, the result of a 36% decrease in crude prices and a 4% increase in crude oil volumes purchased. Refined product purchases decreased in the third quarter of 1998 as compared to the same quarter in 1997 (down 21%, from $1,916 million to $1,519 million for the third quarter), and decreased in the first nine months of 1998 as compared to the same period in 1997 (down 20% from $5,871 million to $4,708 million, for the first nine months). The changes resulted from decreases in prices (down 30% for the third quarter and 27% for the first nine months of 1998 as compared to the same periods in 1997), and changes in refined product purchase volumes (up 13% for the third quarter and 9% for the first nine months of 1998 as compared to the same period in 1997). Intermediate feedstock purchases decreased to $209 million in the third quarter of 1998 from $276 million in the third quarter of 1997, and decreased to $671 million for the first nine months of 1998 from $805 million for the first nine months of 1997, or a decrease of 24% for the quarter and 17% for the nine-month period ended September 30, 1998. Intermediate feedstock prices decreased 33%, and volumes purchased increased 14% between the quarters ended September 30, 1997 and September 30, 1998. Intermediate feedstock prices decreased 29%, and volumes purchased increased 18% between the nine-month periods ended September 30, 1997 and September 30, 1998. Refining and manufacturing costs decreased for both periods in 1998 as compared to 1997, 1% in the third quarter (from $195 million to $192 million), and 2% in the nine-month period ended September 30 (from $593 million to $580 million). CITGO incurred additional expenses in 1997 associated with the fire and explosion which occurred at the Corpus Christi refinery on May 12, 1997. Depreciation and amortization expense increased by $4 million, from $50 million to $54 million between the quarters ended September 30, 1997 and 1998, respectively, and $3 million, from $153 million to $156 million between the nine-month periods ended September 30, 1997 and 1998, respectively. Inventories at September 30, 1998 have been written down to estimated net realizable value and cost of sales and operating expenses for the three and nine-month periods ending September 30, 1998 include corresponding charges of $12 million and $22 million, respectively.

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 60% and 58% of total cost of sales and operating expenses for the third quarters of 1998 and 1997, and 60% for the first nine months of both 1998 and 1997. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total wholesale margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product volume requirements will continue to increase to meet marketing demands. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in purchased product requirements. However, there could be events beyond the control of CITGO, which would impact the volume of refined products purchased and profit margins.

     Gross margin. The gross margin for the three-month period ended September 30, 1998 was $177 million, or 7%, compared to $228 million, or 6%, for the same period in 1997. The gross margin for the nine-month period ended September 30, 1998 was $526 million or 6% compared to $482 million or 5% for the nine-month period ended September 30, 1997. In the quarter ended September 30, 1998, both the revenue per gallon and cost per gallon components of gross margin declined by approximately 31%. In the nine-month period ended September 30, 1998, the revenue per gallon component declined by approximately 26% while the cost per gallon component declined by approximately 28%. As a result, the gross margin declined approximately one and one quarter cents on a per gallon basis in the quarter ended September 30, 1998 compared to the same period in 1997. In the nine months ended September 30, 1998, the gross margin per gallon was essentially flat when compared to the same period in 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased in the third quarter of 1998 by 5%, from $56 million in the third quarter of 1997 to $59 million in the third quarter of 1998, and increased 16% from $150 million in the first nine months of 1997 to $174 million in the same period in 1998. These increases are due primarily to salary and related burden allocations as well as increases in advertising expense and depreciation.

     Interest expense. Interest expense decreased by approximately $7 million, or 21% (from $33 million to $26 million), for the third quarter ended September 30, 1998, and decreased year-to-date by approximately $22 million, or 22% (from $97 million to $75 million), as compared to the same periods in 1997. The primary reason for the reduction in interest expense is the sharp reduction in the use of the revolving bank loan in the periods ended September 30, 1998 compared to the same periods ended September 30, 1997.

     Income taxes. Income taxes reported were based on an effective tax rate of 37% for the nine-month period ended September 30, 1998 and 33% for the comparable period in 1997. The prior year effective tax rate was unusually low due to a favorable resolution of a significant tax issue in the last IRS audit. In addition, the effective tax rate increased slightly due to a decrease in the effective tax rate impact of the dividend exclusion deduction, offset in part by a decrease in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine-month period ended September 30, 1998, the Company's consolidated net cash provided by operating activities totaled approximately $727 million. Net income of $211 million and depreciation and amortization of $165 million were enhanced by net changes in other items of $351 million. The more significant changes in other items included an increase in deferred taxes of $63 million, and increases in current liabilities of $282 million. The primary element of the increase in current liabilities relates to a deferral of Federal excise tax deposits.

     Net cash used in investing activities totaled $161 million for the nine-month period ended September 30, 1998 consisting primarily of capital expenditures of $144 million (compared to $184 million for the same period in 1997) and additional investments in and loans to LYONDELL-CITGO of $20 million (compared to $46 million for the same period in 1997).

     Net cash used in financing activities totaled $311 million for the nine-month period ended September 30, 1998 consisting primarily of dividends paid to parent of $250 million, $135 million net repayment on revolving bank loans and $59 million net repayment on a term loan, partially offset by proceeds from taxable bonds of $100 million and proceeds from issuance of tax-exempt revenue bonds of $47 million.

     On September 30, 1998, CITGO had a significant cash balance as a result of a deferral of Federal excise tax deposits authorized by the U.S. Congress. This deferral ended in early October 1998 and CITGO made a $347 million Federal excise tax deposit.

     As of September 30, 1998, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $550 million and $155 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

     In October 1998, the Company declared a $236 million dividend which was paid in November 1998.

     The Company believes that it is in compliance with its obligations under its debt financing arrangements at September 30, 1998.

DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS

     CITGO enters into petroleum futures contracts primarily to reduce its inventory exposure to market risk. CITGO also buys and sells commodity options for delivery and receipt of crude oil and refined products. Such contracts are entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. In the three and nine-month periods ended September 30, 1998, non-hedging activity resulted in an immaterial loss and an immaterial gain, respectively, that were recorded in those periods.

     CITGO has only limited involvement with other derivative financial instruments and generally does not use them for trading purposes. Generally, they are used to manage well-defined interest rate and commodity price risks arising out of CITGO's core activities. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 1998, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.7 million. In connection with the determination of said fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

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

YEAR 2000 READINESS

     General. The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     To mitigate any adverse impact this may cause, CITGO has established a company wide Year 2000 Project ("Project") to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. The Project is proceeding on schedule. In addition, CITGO is updating major elements of its information systems by implementing programs purchased from SAP America, Inc. ("SAP"). The first phase of SAP implementation, which included the financial reporting and materials management systems, was brought into production on January 1, 1998. Additional SAP modules will be implemented throughout 1998 and 1999. The total cost of the SAP implementation is estimated to be approximately $110 million, which includes software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP is implemented. Such systems comprise approximately 80 percent of CITGO's total information systems. The implementation of SAP is 65 to 70 percent complete, and is on schedule and on budget as of September 30, 1998. Remaining business software systems are expected to be made Year 2000 ready through the Year 2000 Project or they will be replaced.

     The Project. CITGO's Year 2000 Project Team is divided into two groups. One group is working with Information Systems (I.S.) and Information Technology (I.T.) related matters, while the other is analyzing non-I.S./I.T. business and asset integrity matters. A risk-based approach toward Year 2000 readiness is being applied to non-SAP systems and processes, with fix-or-replace decisions targeted for year-end 1998. The strategy for achieving Year 2000 business and asset integrity is focused on equipment, software and relationships that are critical to the Company's primary business operations, including refinery operations, terminal operations, crude oil purchase and shipment operations, and refined product distribution operations. The Company engaged third party consultants to review and validate the methodology and organization of the Project. The Project strategy involves a number of phases: Inventory and Assessment of Critical Equipment, Software and Relationships; Contingency Planning; Remediation; and Readiness.

     Inventory and Assessment of business relationships with customers and suppliers to assure continuity of purchases, sales and inter-company communications began in June 1998. CITGO now requires that all new contracts with vendors, suppliers, or business partners include a clause covering Year 2000 readiness. CITGO will also seek evidence of Year 2000 readiness from service providers prior to procuring new services. The Inventory and Assessment phases of the Project are scheduled for completion before December 31, 1998.

     While the CITGO Project is systematically assessing the Year 2000 readiness of third party suppliers and customers, there can be no guarantee that third parties of business importance to the Company will successfully and timely reprogram, replace, or test all of their own computer hardware, software and process control systems. CITGO has therefore chosen to continue assessment and reevaluation of third party relationships beyond the deadline for completion of other aspects of Inventory and Assessment phases of the Project. Reviews of third party Year 2000 readiness will continue through 1999.

     CITGO has also established a Year 2000 Contingency Planning Team. The strategy for Contingency Planning includes a review and analysis of existing Contingency Plans for CITGO refineries, terminals, pipelines and other operations, in light of potential Year 2000 issues discovered in the Inventory and Assessment phases of the Project. The Contingency Planning phase will also evaluate and implement changes to the existing contingency plans. Contingency plans based on this process are scheduled to be enacted in phases, with completion scheduled for August 1, 1999. Additional planning is underway for the Remediation phase of the Project. Remediation is expected to include technical analysis, testing and, if necessary, retrofitting or replacement of systems and equipment determined to be incapable of reliable operations in the Year 2000. Target for completion of the Remediation phase is August 1, 1999. The final phase of the Project, Readiness, is being conducted concurrent with other Project phases. As systems, equipment, processes and business relationships are determined and documented as Year 2000 ready, Project resources are being shifted to pursue Readiness in remaining areas of the enterprise.

     The following is CITGO's definition of Year 2000 Readiness:

     - Correctly and accurately handle date information before, during and after midnight, December 31, 1999.

     - Function correctly and accurately, and without disruption, before, during and after January 1, 2000.

     - Respond to two-digit year date input in a way that resolves ambiguity as to the century in a disclosed, defined and predetermined manner.

     - Process all date data to reflect the year 2000 as a leap year.

     - Correctly and accurately recognize and process any date with a year specified as "99" and "00".

     Costs. The estimated total cost of the Year 2000 Project is no more than $35 million. This estimate does not include CITGO's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which CITGO participates but is not the managing partner or operator. The total amount expended through September 30, 1998 was approximately $5 million. Approximately 65% of expenditures were for internal costs to conduct company-wide Inventory and Assessment phases of the Project. The remaining 35% of the cost was for consultants in the specialized areas of Project Management, Contingency Planning, Information Technology, Database Administration and Operations Analysis, as well as fees paid to third parties for Quality Assessment analysis of Project organization and methodology.

     The costs of the Project are being funded with cash from operations. No existing or planned I.T. projects have been deferred or delayed due to Year 2000 readiness initiatives. The cost of implementing SAP replacement systems is not included in these estimates.

     The majority of estimated future costs for completing the Project are anticipated to be directed toward the replacement and repair of systems and equipment found to be incapable of reliable operation in the Year 2000. Estimates for replacement and repair costs will be refined over time as the Remediation phase progresses.

     Risks. The failure to correct a material Year 2000 problem could result in an interruption, or failure of, certain normal business activities or operations. Because the Company is dependent, to a very substantial degree, upon the proper functioning of its computer systems and its interaction with third parties, including vendors and customers and their computer systems, a failure of any of these systems to be Year 2000 compliant could have a material adverse effect on the Company. Failure of this kind could, for example, cause disruption in the supply of crude oil, cause disruption in refinery operations, cause disruption in the distribution of refined products, lead to incomplete or inaccurate accounting, recording, or processing of purchases of supplies or sales of refined products, or result in generation of erroneous results. If not remedied, potential risks include business interruption, financial loss, regulatory actions, reputational harm, and legal liability. Such failures could adversely affect CITGO's results of operations, liquidity and financial condition. Unlike other business interruption scenarios, Year 2000 implications could include multiple, simultaneous events which could result in unpredictable outcomes.

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, CITGO is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial position. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 impact. CITGO believes that, with the implementation of new SAP business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be minimized. See also "Factors Affecting Forward Looking Statements".

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 12, 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. There were no reports of serious personal injuries. Affected units were shut down for repair and returned to full service in early August 1997. The Company has property damage, business interruption and general liability insurance, which related to this event. As a result, the property damage and business interruption did not have a material adverse effect on the Company's financial condition or results of operations. The Company has received approximately 7,500 individual claims for personal injury and property damage, allegedly arising from the incident. Approximately 1,300 of these claims have been resolved for amounts individually and collectively, which are not material. There are presently five lawsuits against the Company pending in federal and state courts in Corpus Christi, Texas, alleging property damages, personal injury and punitive damages allegedly arising from the incident. A trial involving ten bellweather plaintiffs, out of approximately 400 plaintiffs in one of the Federal Court lawsuits, ended October 29, 1998. Two of these claims were dismissed by the judge and the jury found in CITGO's favor in the other eight, declining to award any damages.

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

     The Texas Supreme Court ruled in July 1998 that it declined to hear the appeal of the class certification and declined to hear the Company's request for reconsideration of this decision. The case has been remanded to the district court for trial; however, if the settlement agreement is enforced by the trial court, the Company could be liable for the balance of the settlement amount after deductions for amounts it has paid related to its purchase of properties. CITGO has agreed to purchase 245 of the properties it sought to acquire and will receive settlements of property damage claims in connection with such purchases. The Company has offers open to purchase the remaining properties.

     See the Company Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 1998 for additional information concerning this matter.

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

Date: November 6, 1998

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          27             -- Financial Data Schedule (filed electronically only)