Form 10-K
period 1998-12-31
CITGO PETROLEUM CORP
filed 1999-03-17
CIK 1011746

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------

        7 7/8% Senior Notes, Due 2006                  New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore omitting (i) the information otherwise required by Item 601 of Regulation S-K relating to a list of subsidiaries of the registrant as permitted by General Instruction (I)(2)(b),
(ii) certain information otherwise required by Item 10 of Form 10-K relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c) and (iii) certain information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction
(I)(2)(c).

  Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K: NOT
                                   APPLICABLE

    Aggregate market value of the voting stock held by non-affiliates of the registrant: NOT APPLICABLE

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $1.00 PAR VALUE                              1,000
---------------------------------------------  ---------------------------------------------
                   (Class)                          (outstanding at December 31, 1998)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CITGO PETROLEUM CORPORATION

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................    3
PART I
Items 1. and 2. Business and Properties...............................    4
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   17
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   24
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   25
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26
PART IV
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......   28

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

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW

     CITGO Petroleum Corporation ("CITGO" or the "Company") is a direct wholly-owned operating subsidiary of PDV America, Inc. ("PDV America"), a wholly-owned subsidiary of PDV Holding, Inc. The Company's ultimate parent is Petroleos de Venezuela, S.A. ("PDVSA", which may also be used herein to refer to one or more of its subsidiaries), the national oil company of the Republic of Venezuela. CITGO and its subsidiaries are engaged in the refining, marketing and transportation of petroleum products including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains.

     CITGO's transportation fuel customers include CITGO branded wholesale marketers, convenience stores and airlines. Asphalt is generally marketed to independent paving contractors on the East Coast of the United States. Lubricants are sold to independent marketers, mass marketers and industrial customers, and petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

COMPETITIVE NATURE OF THE PETROLEUM REFINING BUSINESS

     The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual petroleum refining and marketing companies have little control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products. The U.S. petroleum refining industry has entered a period of consolidation in which a number of former competitors have combined their operations. Demand for crude oil and its products is largely driven by the health of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play significant parts. Generally, U.S. refiners compete for sales on the basis of price and brand image and, in some areas, product quality.

REFINING

     CITGO's aggregate net interest in rated crude oil refining capacity is 691 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 1998.

                            CITGO REFINING CAPACITY

                                                                                        NET
                                                                           TOTAL       CITGO
                                                                           RATED     OWNERSHIP
                                                                           CRUDE        IN
                                                                CITGO     REFINING   REFINING
                                                  OWNER        INTEREST   CAPACITY   CAPACITY
                                                  -----        --------   --------   ---------
                                                                 (%)       (MBPD)     (MBPD)
LOCATION
  Lake Charles, LA..........................      CITGO          100        320         320
  Corpus Christi, TX........................      CITGO          100        150         150
  Paulsboro, NJ.............................      CITGO          100         84          84
  Savannah, GA..............................      CITGO          100         28          28
  Houston, TX(1)............................  LYONDELL-CITGO      41        265         109
                                                                            ---         ---
          Total Rated Refining Capacity as
            of December 31, 1998............                                847         691
                                                                            ===         ===

---------------

(1) Initial interest acquired on July 1, 1993. CITGO's interest in LYONDELL-CITGO at December 31, 1998 approximates 41%. CITGO has a one-time option, exercisable after January 1, 2000 but not later than September 30, 2000, to increase for an additional investment, its participation interest up to a maximum of 50%. See "CITGO -- Refining -- LYONDELL-CITGO". See also "Factors Affecting Forward Looking Statements".

     The following table shows CITGO's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 1998.

                          CITGO REFINERY PRODUCTION(1)

                                                            YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                                  1998(2)           1997(3)           1996(4)
                                              ---------------   ---------------   ---------------
                                                     (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY(5)..................    691               693               606
Refinery Input
  Crude oil.................................    615      81.0%    548      79.3%    488      80.3%
  Other feedstocks..........................    144      19.0%    143      20.7%    120      19.7%
                                                ---     -----     ---     -----     ---     -----
          Total.............................    759     100.0%    691     100.0%    608     100.0%
                                                ===     =====     ===     =====     ===     =====
Product Yield
  Light fuels
     Gasoline...............................    334      43.3%    309      44.0%    269      44.0%
     Jet Fuel...............................     66       8.5%     66       9.4%     65      10.6%
     Diesel/#2 fuel.........................    134      17.4%    112      15.9%    103      16.8%
  Asphalt...................................     45       5.8%     42       6.0%     34       5.6%
  Petrochemicals and industrial products....    193      25.0%    174      24.7%    141      23.0%
                                                ---     -----     ---     -----     ---     -----
          Total.............................    772     100.0%    703     100.0%    612     100.0%
                                                ===     =====     ===     =====     ===     =====
UTILIZATION OF RATED REFINING CAPACITY......               89%               79%               81%

---------------

(1) Includes all of CITGO refinery production, except as otherwise noted.

(2) Includes a weighted average of 41.25% of the Houston refinery for 1998.

(3) Includes a weighted average of 34.44% of the Houston refinery for 1997.

(4) Includes a weighted average of 12.89% of the Houston refinery for 1996.

(5) At year end.

     CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries. CITGO also owns an interest in and obtains refined products from a refinery in Houston.

     Lake Charles, Louisiana Refinery. This refinery was originally built in 1944 and since then has been continuously upgraded. Today it is a modern, complex, high conversion refinery, which is one of the largest in the United States. It has a rated refining capacity of 320 MBPD and is capable of processing large volumes of heavy crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and reformulated gasoline. The Lake Charles refinery has a Solomon Process Complexity Factor of 17.0 (as compared to an average of 13.8 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Solomon Process Complexity Rating is an industry measure of a refinery's ability to produce higher value-added products. A higher rating indicates a greater capability to produce such products.

     The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 1998.

                        LAKE CHARLES REFINERY PRODUCTION

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1998            1997            1996
                                                  -----------     -----------     -----------
                                                     (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY(1)......................  320             320             320
Refinery Input
  Crude oil.....................................  288    84.2%    291    87.9%    274    85.1%
  Other feedstocks..............................   54    15.8%     40    12.1%     48    14.9%
                                                  ---   -----     ---   -----     ---   -----
          Total.................................  342   100.0%    331   100.0%    322   100.0%
                                                  ===   =====     ===   =====     ===   =====
Product Yield
  Light fuels
     Gasoline...................................  187    53.7%    177    52.4%    164    50.3%
     Jet Fuel...................................   59    17.0%     60    17.7%     62    19.0%
     Diesel/#2 fuel.............................   47    13.5%     45    13.3%     38    11.7%
  Petrochemicals and Industrial Products........   55    15.8%     56    16.6%     62    19.0%
                                                  ---   -----     ---   -----     ---   -----
          Total.................................  348   100.0%    338   100.0%    326   100.0%
                                                  ===   =====     ===   =====     ===   =====
UTILIZATION OF RATED REFINING CAPACITY..........           90%             91%             86%

---------------

(1) At year end.

     Approximately 66%, 63% and 67% of the total crude runs at the Lake Charles refinery, in the years 1998, 1997 and 1996, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. Due to the complex processing required to refine such crude oil, the Lake Charles refinery's economic crude oil throughput capacity is approximately 290 MBPD, which is approximately 90% of its rated capacity of 320 MBPD.

     The Lake Charles refinery's Gulf Coast location provides it with access to crude oil deliveries from multiple sources. Imported crude oil and feedstock supplies are delivered by ship directly to the Lake Charles refinery, and domestic crude oil supplies are delivered by pipeline and barge. In addition, the refinery is connected by pipelines to the Louisiana Offshore Oil Port and to terminal facilities in the Houston area through which it can receive crude oil deliveries if the Lake Charles docks are temporarily inaccessible. For delivery of refined products, the refinery is connected through the Lake Charles Pipeline directly to the Colonial and Explorer Pipelines, which are the major refined product pipelines supplying the northeast and midwest regions of the United States, respectively. The refinery also uses adjacent terminals and docks, which provide access for ocean tankers and barges.

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

     Corpus Christi, Texas Refinery. This refinery complex consists of the East and West Plants, located within five miles of each other. Construction began on the East Plant in 1937, and it was extensively reconstructed and modernized during the 1970's and 1980's. The West plant was completed in 1983. The Corpus Christi refinery is an efficient and highly complex facility, capable of processing high volumes of heavy crude oil into a flexible slate of refined products, with a Solomon Process Complexity Factor of 20.5 (as compared to an average 13.8 for U.S. refineries in the most recently available Solomon Associates, Inc. survey).

     The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 1998.

                       CORPUS CHRISTI REFINERY PRODUCTION

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1998            1997            1996
                                                  -----------     -----------     -----------
                                                     (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY(1)......................  150             150             140
Refinery Input
  Crude oil.....................................  152    71.4%    115    59.3%    133    66.8%
  Other feedstocks..............................   61    28.6%     79    40.7%     66    33.2%
                                                  ---   -----     ---   -----     ---   -----
          Total.................................  213   100.0%    194   100.0%    199   100.0%
                                                  ===   =====     ===   =====     ===   =====
Product Yield
  Light fuels
     Gasoline...................................   97    45.7%     93    47.9%     93    47.0%
     Diesel/#2 fuel.............................   58    27.4%     45    23.2%     59    29.8%
  Petrochemicals and Industrial Products........   57    26.9%     56    28.9%     46    23.2%
                                                  ---   -----     ---   -----     ---   -----
          Total.................................  212   100.0%    194   100.0%    198   100.0%
                                                  ===   =====     ===   =====     ===   =====
UTILIZATION OF RATED REFINING CAPACITY..........          101%             77%             95%

---------------

(1) At year end.

     Corpus Christi crude runs during 1998 consisted of 100% heavy sour Venezuelan crude. The average API gravity of the composite crude slate run at the Corpus Christi refinery is approximately 24 degrees. Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi.

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

     Paulsboro, New Jersey Refinery. This is an asphalt refinery, which consists of Unit I, with a rated capacity of 44 MBPD, and Unit II, with a rated capacity of 40 MBPD. Unit I was constructed in 1979 primarily to process low sulphur, light crude oil but has been modified to run heavier crudes. Unit II, originally constructed in 1980 to produce asphalt from high sulphur, heavy crude oil high in naphthenic acid, is a combination atmospheric and vacuum distillation facility.

     Savannah, Georgia Refinery. This is an asphalt refinery, which includes two crude distillation units, with a combined rated capacity of 28 MBPD.

     LYONDELL-CITGO Refining LP. On July 1, 1993, subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") formed LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), which owns and operates a sophisticated 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 1998, CITGO's investment in LYONDELL-CITGO was $597 million. In addition, at December 31, 1998, CITGO held notes receivable from LYONDELL-CITGO of $36 million. (See Consolidated Financial Statements of CITGO -- Note 3 in Item 14a). The crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. CITGO purchases substantially all of the refined products produced at this refinery under a long-term contract. (See Consolidated Financial Statements of CITGO -- Notes 3 and 4 in Item 14a).

     CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 1998. CITGO has a one-time option, exercisable after January 1, 2000 but not later than September 30, 2000, to increase, for an additional investment, its participation interest to 50%.

  CRUDE OIL AND REFINED PRODUCT PURCHASES

     CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its branded marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including LYONDELL-CITGO, PDV Midwest Refining, L.L.C. ("PDVMR"), Chalmette Refining, L.L.C. ("Chalmette") and a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA"). See "Item 13. Certain Relationships and Related Transactions".

     Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 1998:

                           CITGO CRUDE OIL PURCHASES

                          LAKE CHARLES, LA    CORPUS CHRISTI, TX     PAULSBORO, NJ         SAVANNAH, GA
                         ------------------   ------------------   ------------------   ------------------
                         1998   1997   1996   1998   1997   1996   1998   1997   1996   1998   1997   1996
                         ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                                                                                              (MBPD)
       SUPPLIERS               (MBPD)               (MBPD)               (MBPD)
PDVSA..................  134    130    142    153    117    130     52     49     39     17     14     17
PEMEX..................   51     61     44      0      0      0      0      0      0      0      0      0
Occidental.............   20     40     43      0      0      0      0      0      0      0      0      0
Other Sources..........   88     57     45      0      0      3      0      0      0      0      0      0
                         ---    ---    ---    ---    ---    ---     --     --     --     --     --     --
         Total.........  293    288    274    153    117    133     52     49     39     17     14     17
                         ===    ===    ===    ===    ===    ===     ==     ==     ==     ==     ==     ==

     CITGO's largest supplier of crude oil is PDVSA, and CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. See "Item 13. Certain Relationships and Related Transactions". The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 1998.

     The crude supply contracts include force majeure clauses that have been exercised on certain occasions. Exercise of these clauses requires that the Company locate alternative sources of supply for its crude oil requirements, and such action may result in lower operating margins.

                  CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                                    VOLUMES OF CRUDE
                                                                     OIL PURCHASED
                                            CONTRACT CRUDE         FOR THE YEAR ENDED
                                              OIL VOLUME              DECEMBER 31,          CONTRACT
                                         ---------------------   ----------------------    EXPIRATION
                                         BASE   INCREMENTAL(1)   1998     1997     1996       DATE
                                         ----   --------------   ----     ----     ----    ----------
                                                (MBPD)                   (MBPD)              (YEAR)
LOCATION
Lake Charles, LA.......................  120          50         121(2)   115(2)   121(2)     2006
Corpus Christi, TX.....................  130          --         128(2)   125(2)   130        2012
Paulsboro, NJ..........................   30          --          35(2)    35(2)    34(2)     2010
Savannah, GA...........................   12          --          12(2)    12(2)    11(2)     2013
Houston, TX(3).........................  200          --         223      216      134        2017

---------------

(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.

(2) Volumes purchased under the supply agreements do not equal purchases from PDVSA shown in the previous table as a result of spot purchases or transfers between refineries.

(3) CITGO acquired a participation interest in LYONDELL-CITGO, the owner of the Houston refinery, on July 1, 1993. In connection with such transaction, LYONDELL-CITGO entered into a long-term crude oil supply agreement with PDVSA that provided for delivery volumes of 135 MBPD until the completion of a refinery enhancement project at which time the delivery volumes increased to a range that extends from 200 MBPD to 230 MBPD.

     Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A. ("PDV Marina"), a wholly-owned subsidiary of PDVSA, or by other PDVSA subsidiaries. In 1998, 82% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by PDVSA subsidiaries.

     CITGO purchases additional crude oil under a 90-day evergreen agreement with an affiliate of Petroleos Mexicanos ("PEMEX"). CITGO's refineries are particularly well suited to refine PEMEX's Maya heavy, sour crude oil, which is similar in many respects to several types of Venezuelan crude oil.

     CITGO was a party to a contract with an affiliate of Occidental Petroleum Corporation ("Occidental") for the purchase of light, sweet crude oil to produce lubricants. This contract expired on August 31, 1998. CITGO also purchases sweet crude oil under long-standing relationships with numerous other producers.

     Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet demand of CITGO's marketing network. During 1998, CITGO's shortage in gasoline production approximated 329 MBPD. However, due to logistical needs, timing differences and product grade imbalances, CITGO purchased approximately 581 MBPD of gasoline and sold into the spot market, or to refined product traders or other refiners approximately 254 MBPD of gasoline. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 1998.

                        CITGO REFINED PRODUCT PURCHASES

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1997      1996
                                                              -----     -----     -----
                                                                       (MBPD)
LIGHT FUELS
  Gasoline..................................................   581       518       484
  Jet Fuel..................................................    69        74        92
  Diesel/#2 fuel............................................   208       190       153
                                                               ---       ---       ---
          Total.............................................   858       782       729
                                                               ===       ===       ===

     As of December 31, 1998, CITGO purchased substantially all of the refined products, excluding petrochemicals, produced at the LYONDELL-CITGO refinery under a long-term contract through the year 2017. LYONDELL-CITGO was a major supplier in 1998 providing CITGO with 120 MBPD of gasoline, 79 MBPD of diesel/#2 fuel and 17 MBPD of jet fuel. See "-- Refining -- LYONDELL-CITGO".

     As of May 1, 1997, CITGO began purchasing, under a contract with a sixty-month term, substantially all of the refined products produced at the PDVMR refinery. During the period ended December 31, 1998, the PDVMR refinery provided CITGO with 78 MBPD of gasoline, 42 MBPD of diesel/#2 fuel and 5 MBPD of jet fuel.

     An affiliate of PDVSA acquired a 50 percent equity interest in a refinery in Chalmette, Louisiana ("Chalmette") in October 1997 and has assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1999. CITGO exercised this option on November 1, 1997, and acquired approximately 65 MBPD of refined products from the refinery during 1998, approximately one-half of which was gasoline.

     In October 1998 an affiliate of PDVSA acquired a 50 percent equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement. Pursuant to the above arrangement, CITGO began acquiring approximately 120 MBPD of refined products from HOVENSA on November 1, 1998, approximately one-half of which was gasoline.

  MARKETING

     CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, and lubricants and waxes. The following table shows revenue and volumes of each of these product categories for the three years in the period ended December 31, 1998.

                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES

                                  YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                               -----------------------------      -----------------------------
                                1998       1997       1996         1998       1997       1996
                               -------    -------    -------      -------    -------    -------
                                      ($ IN MILLIONS)                     (MM GALLONS)
LIGHT FUELS
  Gasoline...................  $ 6,252    $ 7,754    $ 7,451       13,241     11,953     11,308
  Jet Fuel...................      828      1,183      1,489        1,919      2,000      2,346
  Diesel/#2 fuel.............    1,945      2,439      2,312        4,795      4,288      3,728
ASPHALT......................      300        398        257          774        749        569
PETROCHEMICALS AND INDUSTRIAL
  PRODUCTS...................      937      1,172        846        2,440      1,940      1,408
LUBRICANTS AND WAXES.........      441        467        426          230        239        220
                               -------    -------    -------      -------    -------    -------
          Total..............  $10,703    $13,413    $12,781       23,399     21,169     19,579
                               =======    =======    =======      =======    =======    =======

     Light Fuels. Gasoline sales accounted for 58% of CITGO's refined product sales in the years 1998, 1997 and 1996. CITGO markets CITGO branded gasoline through over 15,000 independently owned and operated CITGO branded retail outlets (including 13,165 branded retail outlets owned and operated by approximately 824 independent marketers and 1,888 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 48%, 47% and 49% of the volume of CITGO branded gasoline sold in 1998, 1997 and 1996, respectively. See "-- Crude Oil and Refined Product Purchases -- Refined Product Purchases".

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

     Growth in wholesale rack sales to marketers has been the primary focus of diesel/#2 marketing efforts. Such marketing efforts have resulted in increases in wholesale rack sales volume from approximately 1,561 million gallons in 1996 to approximately 1,928 million gallons in 1998. The remaining diesel/#2 fuel production is sold either in bulk through contract sales (primarily as heating oil in the Northeast) or on a spot basis.

     CITGO's delivery of light fuels to its customers is accomplished in part through 49 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 34 are wholly-owned by CITGO and 15 are jointly owned. Fifteen of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO operates eight terminals owned by PDVMR in the Midwest. Refined product terminals owned or operated by CITGO provide a total storage capacity of approximately 23 million barrels. Also, CITGO has active exchange relationships with over 270 other refined product terminals, providing flexibility and timely response to distribution needs.

     Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw materials for finished goods. The majority of CITGO's cumene production is sold to Mount Vernon Phenol Plant Partnership ("MVPPP"), a joint venture phenol production plant in which CITGO is a limited partner. The phenol plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics. Sulphur is sold to the U.S. and international fertilizer industry; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets, through a joint venture, for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders and customers.

     Asphalt. CITGO markets asphalt through 15 terminals located along the East Coast, from Savannah, Georgia to Albany, New York. Asphalt is sold primarily to independent contractors for use in the construction and resurfacing of roadways. Demand for asphalt in the Northeastern U.S. peaks in the summer months.

     Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

  PIPELINE OPERATIONS

     CITGO owns and operates 339 miles of crude oil pipeline systems and approximately 1,080 miles of products pipeline systems. CITGO also has equity interests in three crude oil pipeline companies with a total of nearly 5,400 miles of pipeline plus equity interest in six refined product pipeline companies with a total of approximately 8,000 miles of pipeline. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States transporting gasoline, jet fuel and diesel/#2 fuel oil from the Gulf Coast to the mid-Atlantic and eastern seaboard states.

  EMPLOYEES

     CITGO and its subsidiaries have a total of approximately 4,500 employees, approximately 1,900 of whom are covered by 15 union contracts. Approximately 1,600 of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant blending and packaging plant and at various refined product terminals.

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

     Under a 1992 agreement with the Company, a former owner of certain of the Company's operations and assets, including the Lake Charles refinery, indemnifies the Company for certain environmental remediation costs, "Superfund" liabilities and tort liabilities related to those operations and assets according to relative ownership periods and the terms of the agreement.

     A February 1999 order of a Louisiana agency specifies requirements to complete closure of certain surface impoundments at the Lake Charles refinery. CITGO and the former owner are participating in this closure and sharing the related costs based on estimated contributions of waste and ownership periods. Final closure is expected to begin in 2000.

     Based on publicly available information, CITGO believes that the former owner has the financial capability to fulfill all of its responsibilities under the 1992 agreement. Accordingly, CITGO believes that its liability exposure under the Federal Superfund and similar state laws with respect to those sites for which the former owner provides indemnity is not material.

     In July 1997, the Texas Natural Resources Conservation Commission ("TNRCC") issued a Preliminary Report and Petition alleging that CITGO Refining and Chemicals Company LP ("CITGO Refining") violated TNRCC rules relating to operation of a hazardous waste management unit without a permit and recommended a penalty of $699,200. CITGO Refining disagrees with those allegations and the proposed penalties. As part of the continuing negotiations, TNRCC has proposed to settle the alleged violation of hazardous waste management rules and regulations in addition to alleged unauthorized emissions to the atmosphere and alleged unauthorized discharge to the waters of the state in return for payment of a penalty of $786,300.

     CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, CITGO believes that its accruals are sufficient to address its environmental clean-up obligations.

     Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service stations and crude oil and petroleum storage terminals. The amount of such future expenditures, if any, is indeterminable.

     Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 1998, CITGO expended approximately $65 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $303 million for environmental and regulatory capital projects over the five-year period 1999-2003. These estimates may vary due to a variety of factors. See "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

  Safety

     Due to the nature of petroleum refining and distribution, CITGO is subject to stringent occupational health and safety laws and regulations. CITGO maintains comprehensive safety, training and maintenance programs. CITGO believes that it is in substantial compliance with occupational health and safety laws.

ITEM 3. LEGAL PROCEEDINGS

     Various lawsuits and claims arising in the ordinary course of business are pending against the Company. The Company records accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the

Company, and in amounts greater than the Company's accruals, then such determinations could have a material adverse effect on the Company's results of operations in a given reporting period. However, in management's opinion the ultimate resolution of these lawsuits and claims will not exceed by a material amount, the amount of the accruals and the insurance coverage available to the Company. This opinion is based upon management's and counsel's current assessment of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

     In a pending case in federal court, Oil Chemical and Atomic Workers, Local 7-517 ("the Union") has asserted claims against CITGO, PDVSA, PDV America, PDVMR, UNO-VEN and Unocal pursuant to the Labor Management Relations Act. The Union alleges that CITGO and the other defendants are bound by the terms of a collective bargaining agreement between UNO-VEN and the Union covering certain employees at a refinery in Lemont, Illinois. This refinery was acquired by PDVMR on May 1, 1997 in a transaction involving the former partners of UNO-VEN. Pursuant to an operating agreement with PDVMR, CITGO became the operator of this refinery and employed the substantial majority of the employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but CITGO did not assume the existing labor agreement. The Union seeks monetary compensation for certain differences in employee benefits and reinstatement of all of the UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the Union and UNO-VEN. In June 1998, the trial court granted the motions for summary judgment filed by CITGO and the other defendants; the Union has appealed this ruling.

     In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. The Company received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively are not material. There are presently six lawsuits pending against the Company in federal and state courts alleging property damages, personal injury and punitive damages. A trial in one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for the Company. The remaining cases are not currently scheduled for trial. The Company anticipates that the claims of the remaining plaintiffs in this lawsuit will be resolved for an immaterial amount.

     A class action lawsuit is pending in Corpus Christi, Texas state court against the Company and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. In 1997, the Company offered to purchase about 275 properties in a neighborhood adjacent to the Company's Corpus Christi refinery, which were included in the lawsuit. Related to this offer, $15.7 million was expensed in 1997. To date, the Company has reached agreements to buy all but 18 of such properties, which include settlements of property damage claims, and has offers open to purchase the remaining properties. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996 and are scheduled for trial in 1999.

     Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with the Company's employment practices. Trials in this case are set to begin in the fall of 1999.

     The Company is among defendants to lawsuits in California and North Carolina alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and the Company was added as a defendant in February 1999. The North Carolina case, filed in January 1999, is a putative class action on behalf of owners of water wells and other drinking water supplies in the state. Both actions allege that MTBE poses public health risks. Both actions seek damages as well as remediation of the alleged contamination. These matters are in early stages and no discovery has been conducted against the Company. The Company intends to deny all of the allegations and is pursuing its defenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is not publicly traded. All of the Company's common stock is held by PDV America, a Delaware corporation whose ultimate parent is PDVSA. In 1998, CITGO declared and paid dividends of $486 million to PDV America.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected historical consolidated financial and operating data of CITGO as of the end of and for each of the five years in the period ended December 31, 1998. The following table should be read in conjunction with the consolidated financial statements of CITGO as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, included in Item 8. The audited consolidated financial statements of CITGO for each of the five years in the period ended December 31, 1998, have been prepared on the basis of United States generally accepted accounting principles.

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 1998      1997      1996     1995(1)    1994
                                                -------   -------   -------   -------   ------
                                                            (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
  Sales.......................................  $10,912   $13,591   $12,952   $10,522   $9,247
  Equity in earnings of affiliates............       77        64        21        34       29
  Net revenues................................   10,981    13,645    12,969    10,553    9,269
  Income before extraordinary items and
     cumulative effect of accounting change...      194       207       127       136      191
  Extraordinary gain (charge)(2)..............       --        --        --         4       (2)
  Cumulative effect of accounting change(3)...       --        --        --        --       (4)
  Net income..................................      194       207       127       140      185
Ratio of Earnings to Fixed Charges(4).........     3.92x     3.21x     2.45x     2.71x    3.85x
BALANCE SHEET DATA
  Total assets................................  $ 5,254   $ 5,412   $ 5,630   $ 4,924   $4,440
  Long-term debt (excluding current
     portion)(5)..............................    1,361     1,275     1,599     1,301    1,160
  Total debt(6)...............................    1,460     1,386     1,759     1,432    1,283
  Shareholder's equity........................    1,846     2,081     1,870     1,732    1,577

---------------

(1) Includes operations of Cato Oil & Grease since May 1, 1995.

(2) Represents extraordinary gain (or charges) for the early extinguishment of debt (net of related income tax provision of $2 million and income tax benefit of $1 million) in 1995 and 1994, respectively.

(3) Represents the cumulative effect of the accounting change to Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Post-Employment Benefits" in 1994 (net of related income tax benefits of $3 million).

(4) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.

(5) Includes long-term debt to third parties and capital lease obligations.

(6) Includes short-term bank loans, current portion of capital lease obligations and long-term debt, long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the consolidated financial statements of CITGO included elsewhere herein.

     Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases, limiting their profits directly. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. CITGO's consolidated operating results are affected by these industry-specific factors and by company-specific factors, such as the success of marketing programs and refinery operations.

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

     In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows. CITGO purchases a significant amount of its crude oil requirements from PDVSA under long-term supply agreements (expiring in the years 2006 through 2013). These supply agreements were designed to reduce the volatility of earnings and cash flows from CITGO's refining operations by providing a relatively stable level of gross margin on crude oil supplied by PDVSA. This supply represented approximately 58% percent of the crude oil processed in refineries operated by CITGO in the year ended December 31, 1998. The crude supply contracts include force majeure clauses that have been exercised on certain occasions. Exercise of these clauses requires that the Company locate alternative sources of supply for its crude oil requirements, and such action may result in lower operating margins. CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of these factors, the earnings and cash flows of CITGO may experience substantial fluctuations.

Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 1998.

     In July 1997 the Company's senior management implemented a Transformation Program designed to ensure that numerous expense controls, business information systems and business efficiency initiatives underway were effectively coordinated to achieve desired results. Included in this program were reviews of the Company's business units, assets, strategies, and business processes. These combined actions include personnel reductions (the "Separation Programs"). The cost of the Separation Programs was approximately $8 million and $22 million for the years ended December 31, 1998 and 1997, respectively. In addition, as part of the Transformation Program, the first phase of Systems, Applications and Products in Data Processing ("SAP") implementation, which included the financial reporting and materials management systems, was brought into production on January 1, 1998. Additional SAP modules, including plant maintenance work order and cost tracking, were implemented throughout 1998. The implementation will continue in 1999.

     The following table summarizes the sources of CITGO's sales revenues and volumes.

                        CITGO SALES REVENUES AND VOLUMES

                                           YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                         ---------------------------   ------------------------
                                          1998      1997      1996      1998     1997     1996
                                         -------   -------   -------   ------   ------   ------
                                               ($ IN MILLIONS)               (MM GALLONS)
Gasoline...............................  $ 6,252   $ 7,754   $ 7,451   13,241   11,953   11,308
Jet Fuel...............................      828     1,183     1,489    1,919    2,000    2,346
Diesel/#2 fuel.........................    1,945     2,439     2,312    4,795    4,288    3,728
Asphalt................................      300       398       257      774      749      569
Petrochemicals and industrial
  products.............................      937     1,172       846    2,440    1,940    1,408
Lubricants and waxes...................      441       467       426      230      239      220
                                         -------   -------   -------   ------   ------   ------
          Total refined product
            sales......................  $10,703   $13,413   $12,781   23,399   21,169   19,579
Other sales............................      209       178       171
                                         -------   -------   -------   ------   ------   ------
          Total sales..................  $10,912   $13,591   $12,952   23,399   21,169   19,579
                                         =======   =======   =======   ======   ======   ======

     The following table summarizes CITGO's cost of sales and operating expenses.

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                    ($ IN MILLIONS)
Crude oil...................................................  $ 1,928   $ 2,917   $ 3,053
Refined products............................................    6,078     7,634     7,139
Intermediate feedstocks.....................................      826     1,152     1,000
Refining and manufacturing costs............................      767       793       775
Other operating costs and expenses and inventory changes....      741       524       524
                                                              -------   -------   -------
          Total cost of sales and operating expenses........  $10,340   $13,020   $12,491
                                                              =======   =======   =======

  RESULTS OF OPERATIONS -- 1998 COMPARED TO 1997

     Sales revenues and volumes. Sales decreased by $2,679 million, representing a 20% decrease from 1997 to 1998. This was due to a decrease in average sales price of 28% partially offset by an increase in sales volumes of 11%. (See CITGO Sales Revenue and Volumes table above.)

     Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased by approximately $13 million, or 20% from $64 million in 1997 to $77 million in 1998. This increase was due primarily to a

$14 million increase in CITGO's equity in earnings of LYONDELL-CITGO as a result of the change in CITGO's interest in LYONDELL-CITGO which increased from approximately 13% at December 31, 1996 to approximately 42% on April 1, 1997 and the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997 (See Consolidated Financial Statements of CITGO -- Note 3 in Item 14a).

     Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $2,680 million, or 21% from 1997 to 1998. (See CITGO Cost of Sales and Operating Expenses table above.)

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 59% of cost of sales for the years 1998 and 1997. These refined product purchases included purchases from LYONDELL-CITGO, PDVMR, Chalmette and HOVENSA. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates its purchased product requirements will continue to increase, in volume and as a percentage of refined products sold, in order to meet marketing demands, although in the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

     Gross margin. The gross margin in 1998 was $572 million, which is essentially unchanged from 1997. This occurred because a sales volume increase of approximately 11% was sufficient to offset the 9% erosion of gross margin on a per gallon basis which includes a lower of cost or market adjustment of $159 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $42 million, or 21% in 1998. The increase is due primarily to salary and related burden allocations as well as increases in advertising expense and depreciation.

     Interest expense. Interest expense decreased $25.6 million from 1997 to 1998. The decrease was primarily due to the decrease in average debt outstanding related to a decrease in working capital requirements and the deferral of a significant 1998 excise tax payment. Also the average interest rate decreased due to a decrease in key rates and replacement of higher rate debt with lower rate debt.

     Income taxes. CITGO's provision for income taxes in 1998 was $103 million, representing an effective tax rate of 35%. In 1997, CITGO's provision for income taxes was $91 million, representing an effective tax rate of 31%. The relatively low rate in 1997 was due primarily to the favorable resolution of a significant tax issue with the Internal Revenue Service in the second quarter of 1997. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward. In 1998 the effective tax rate decreased slightly compared to the 1996 rate due to a decrease in state taxes.

  RESULTS OF OPERATIONS -- 1997 COMPARED TO 1996

     Sales revenues and volumes. Sales increased by $639 million, representing a 5% increase from 1996 to 1997. The increase was due to an increase in sales volumes of 8% partially offset by a decrease in average sales prices of 3%. (See CITGO Sales Revenue and Volumes table above.)

     Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased by approximately $43 million, or 205% from $21 million in 1996 to $64 million in 1997. This increase was due primarily to a $43 million increase in CITGO's equity earnings of LYONDELL-CITGO. This increase was due primarily to the change in CITGO's interest in LYONDELL-CITGO which increased from approximately 13% at December 31, 1996 to approximately 42% on April 1, 1997 and the improvement in LYONDELL-CITGO's operations since completion of its refinery enhancement project during the first quarter of 1997 (See Consolidated Financial Statements of CITGO -- Note 3 in
Item 14a).

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

     Cost of sales and operating expenses. Cost of sales and operating expenses increased by $529 million, or 4% from 1996 to 1997. (See CITGO Cost of Sales and Operating Expenses table above.)

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 59% and 57% of cost of sales for the years 1997 and 1996, respectively. These refined product purchases included purchases from LYONDELL-CITGO, PDVMR and Chalmette.

     Gross margin. The gross margin for 1997 was $571 million, or 4.2%, compared to $461 million, or 3.6% for 1996. Gross margins in 1997 were positively affected by high crude runs during periods of strong refining margins as well as asphalt and petrochemical activities.

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

     Income taxes. CITGO's provision for income taxes in 1997 was $91 million, representing an effective tax rate of 31%. In 1996, CITGO's provision for income taxes was $70 million, representing an effective tax rate of 36%. The decrease is due primarily to the favorable resolution of a significant tax issue with the Internal Revenue Service in the second quarter of 1997. The resolution resulted in the reduction of a contingency reserve previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1998, CITGO's net cash provided by operating activities totaled approximately $583 million, primarily reflecting $194 million of net income, $222 million of depreciation and amortization, a lower of cost or market adjustment to inventory of $159 million and the net effect of other items of $8 million. The more significant changes in other items included the decrease in accounts receivable, including receivables from affiliates, of approximately $94 million, the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $126 million and the increase of other assets of approximately $52 million.

     Net cash used in investing activities in 1998 totaled $215 million consisting primarily of capital expenditures of $200 million and a loan to LYONDELL-CITGO of $19.8 million.

     During the same period, consolidated net cash used in financing activities totaled approximately $363 million comprised primarily of $486 million of dividends offset by net additional borrowings of $73 million and a $50 million capital contribution from PDV America.

     CITGO currently estimates that its capital expenditures for the years 1999 through 2003 will total approximately $1.5 billion. These include:

          CITGO ESTIMATED CAPITAL EXPENDITURES -- 1999 THROUGH 2003(1)

Strategic...................................................  $  775 million
Maintenance.................................................     439 million
Regulatory/Environmental....................................     303 million
                                                              --------------
          Total.............................................  $1,517 million
                                                              ==============

---------------

(1) These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements".

     As of December 31, 1998, the Company and its subsidiaries had an aggregate of $1,343 million of indebtedness outstanding that matures on various dates through the year 2028. As of December 31, 1998, the Company's contractual commitments to make principal payments on this indebtedness were $84.1 million, $47.1 million and $47.1 million for 1999, 2000 and 2001, respectively. The Company's bank credit facility consists of a $400 million, five year, revolving bank loan and a $150 million, 364 day, revolving bank loan, both of which are unsecured and have various borrowing maturities, of which $165 million was outstanding at December 31, 1998. Cit-Con has a separate credit agreement under which $21.4 million was outstanding at December 31, 1998. The Company's other principal indebtedness consists of (i) $199.7 million in senior notes issued in 1996, (ii) $260 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $177 million in senior notes issued in 1991, (iv) $276 million in obligations related to tax exempt bonds issued by various governmental units, and (v) $208 million in obligations related to taxable bonds issued by a governmental unit. (See Consolidated Financial Statements of CITGO -- Note 9 and 10 in Item 14a.)

     As of December 31, 1998, capital resources available to CITGO included cash provided by operations, available borrowing capacity of $385 million under CITGO's revolving credit facility and $138 million in unused availability under uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time. See "Factors Affecting Forward Looking Statements".

     CITGO's debt instruments impose restrictions on CITGO's ability to incur additional debt, place liens on property, sell or acquire fixed assets, and make restricted payments, including dividends.

CITGO is a member of the PDV America consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV America, which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. (See Consolidated Financial Statements of CITGO -- Note 1 and Note 4 in Item 14a).

NEW ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company had no items of other comprehensive income during the three years ended December 31, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is effective for the fiscal year ending December 31, 1998. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company has determined that its operations comprise a single reportable segment.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") which is effective for the Company's fiscal year ending December 31, 1998. The statement revises current employers' disclosure requirements for pensions and other postretirement benefits. It does not change the measurement or recognition of costs or liabilities associated with those plans.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Company has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2000.

YEAR 2000 READINESS

     General. The inability of computers, software and other equipment using microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     To mitigate any adverse impact this may cause, CITGO has established a company wide Year 2000 Project ("Project") to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. The Project is proceeding on schedule. In addition, CITGO is updating major elements of its information systems by implementing programs purchased from SAP. The first phase of SAP implementation, which included the financial reporting and materials management systems, was brought into production on January 1, 1998. Additional SAP modules including plant maintenance work order and cost tracking were implemented throughout 1998. The implementation will continue in 1999. The total cost of the SAP implementation is estimated to be approximately $110 million, which includes software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP is implemented. Such systems comprise approximately 80 percent of CITGO's total information systems. The implementation of SAP is 70 to 75 percent complete, and is on schedule and on budget as of December 31, 1998. Remaining business software systems are expected to be made Year 2000 ready through the Year 2000 Project or they will be replaced.

     The Project. CITGO's Year 2000 Project Team is divided into two groups. One group is working with Information Systems ("I.S.") and Information Technology ("I.T.") related matters, while the other is analyzing non-I.S./I.T. business and asset integrity matters. A risk-based approach toward Year 2000 readiness was applied to non-SAP systems and processes, with most fix-or-replace decisions made by year-end 1998. The strategy for achieving Year 2000 business and asset integrity is focused on equipment, software and relationships that are critical to the Company's primary business operations, including refinery operations, terminal operations, crude oil purchase and shipment operations, and refined product distribution operations. The Company engaged third party consultants to review and validate the methodology and organization of the

Project. The Project strategy involves a number of phases: Inventory and Assessment of Critical Equipment, Software and Relationships; Contingency Planning; Remediation; Testing; and Readiness.

     The Inventory and Assessment of Critical Equipment and Software phase of the Project has been completed. The Inventory and Assessment of business relationships with customers and suppliers to assure continuity of purchases, sales and inter-company communications began in June 1998. CITGO now requires that all new contracts with vendors, suppliers, or business partners include a clause covering Year 2000 readiness. CITGO also seeks evidence of Year 2000 readiness from service providers prior to procuring new services.

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

     CITGO has also established a Year 2000 Contingency Planning Team. The strategy for Contingency Planning includes a review and analysis of existing contingency plans for CITGO refineries, terminals, pipelines and other operations, in light of potential Year 2000 issues discovered in the Inventory and Assessment phases of the Project. The Contingency Planning phase will also evaluate and implement changes to the existing contingency plans. Contingency plans based on this process are scheduled to be enacted in phases, with completion scheduled for June 30, 1999. Additional planning is underway for the Remediation phase of the Project. Remediation has begun and includes technical analysis, testing and, if necessary, retrofitting or replacement of systems and equipment determined to be incapable of reliable operations in the Year 2000. Target for completion of the Remediation phase is August 1, 1999. The final phase of the Project, Readiness, is being conducted concurrently with other Project phases. As systems, equipment, processes and business relationships are determined and documented as Year 2000 ready, Project resources are being shifted to pursue Readiness in remaining areas of the enterprise.

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

     Costs. The estimated total cost of the Project is not more than $25 million, down from an original estimate of $35 million. The reduction is due to less than expected need for remediation of embedded systems and refinements in expense estimates. This estimate does not include CITGO's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which CITGO participates but is not the managing partner or operator. The total amount expended through December 31, 1998 was approximately $5.9 million. Approximately 65% of these expenditures were for internal costs to conduct the company-wide Inventory and Assessment phases of the Project. The remaining 35% of the cost was for consultants in the specialized areas of Project Management, Contingency Planning, Information Technology, Database Administration and Operations Analysis, as well as fees paid to third parties for Quality Assessment analysis of Project organization and methodology.

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

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, CITGO management is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial position. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 impact. CITGO management believes that, with the implementation of new SAP business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be minimized. See also "Factors Affecting Forward Looking Statements".

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at December 31, 1998, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

     Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum futures contracts, options and other over-the-counter commodity derivatives. Generally, CITGO's risk management strategies qualify as hedges. However, certain strategies do not qualify as hedges. CITGO may take commodity positions based on its views or expectations of specific commodity prices or price differentials between commodity types.

                       NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS AT DECEMBER 31, 1998

                                           MATURITY    VOLUMES OF    CONTRACT   MARKET
      COMMODITY           DERIVATIVE         DATE     CONTRACTS(1)   VALUE(2)   VALUE
      ---------           ----------       --------   ------------   --------   ------
                                                                      ($ IN MILLIONS)
No Lead Gasoline       Futures Purchased     1999         500           $8        $8
Heating Oil            Futures Purchased     1999         371           $7        $6
                       Futures Sold          1999         110           $2        $2

---------------

(1) 1,000 barrels per contract

(2) Weighted average price

     Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At December 31, 1998, CITGO's primary exposures were to U.S. dollar LIBOR and U.S. Treasury rates.

     For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                     NON TRADING INTEREST RATE DERIVATIVES
                      OPEN POSITIONS AT DECEMBER 31, 1998

                                                                        NOTIONAL
                                         EXPIRATION     FIXED RATE      PRINCIPAL
VARIABLE RATE INDEX                         DATE           PAID          AMOUNT
-------------------                      ----------     ----------   ---------------
                                                                     ($ IN MILLIONS)
One-month LIBOR.......................  May 2000           6.28%           $25
J.J. Kenny............................  May 2000           4.72%            25
J.J. Kenny............................  February 2005      5.30%            12
J.J. Kenny............................  February 2005      5.27%            15
J.J. Kenny............................  February 2005      5.49%            15
                                                                           ---
                                                                           $92
                                                                           ===

     For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                 LONG-TERM DEBT
                              AT DECEMBER 31, 1998

                                               AVERAGE                            EXPECTED
                                                FIXED                             AVERAGE
                               FIXED          INTEREST         VARIABLE           VARIABLE
EXPECTED MATURITIES          RATE DEBT          RATE           RATE DEBT       INTEREST RATE
-------------------       ---------------   -------------   ---------------   ----------------
                          ($ IN MILLIONS)                   ($ IN MILLIONS)
1999....................       $ 40             9.11%            $ 44               5.01%
2000....................         40             9.11%               7               5.09%
2001....................         40             9.11%               7               5.23%
2002....................         36             8.78%              --                 --
2003....................         61             8.79%             165               5.44%
Thereafter..............        422             8.02%             481               6.00%
                               ----             ----             ----               ----
Total...................       $639             8.34%            $704               5.79%
                               ====             ====             ====               ====
Fair Value..............       $625                              $704
                               ====                              ====

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 14a of this report. The Quarterly results of Operations are reported in Note 16 of the Notes to Consolidated Financial Statements included in Item 14a.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore omitting certain information otherwise required by Item 10 of Form 10-K relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c).

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

     CITGO has entered into several transactions with PDVSA or other affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO for a fixed period, usually 20 to 25 years. The supply agreements differ somewhat for each entity and each CITGO refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced for each particular grade of crude oil or feedstock, less (i) certain deemed refining costs; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by a purchaser under the various supply agreements will vary depending on, among other things the efficiency with which such purchaser conducts its operations during such period. These supply agreements are designed to reduce the inherent earnings volatility of the refining operations of CITGO. Prior to 1995, certain costs were used in the CITGO supply agreement formulas, aggregating approximately $70 million per year, which were to cease being deductible after 1996. Commencing in the third quarter of 1995, a portion of such deductions were deferred from 1995 and 1996 to the years 1997 through 1999. In 1998, the effect of the adjustments to the original modifications was to reduce the price of crude oil purchased from PDVSA by approximately $25 million. The Company anticipates that the effect of the adjustments to the original modifications will be to reduce the price of crude oil purchased from PDVSA under these agreements by approximately $25 million in 1999, as compared to the original modification and without giving effect to any other factors that may affect the price payable for crude oil under these agreements. Due to the pricing formula under the supply agreements, the aggregate price actually paid for crude oil purchased from PDVSA under these agreements depends primarily upon the current prices for refined products and certain actual costs of CITGO. This estimate is based on the assumption that CITGO will purchase the base volumes of crude oil under the agreements. See also "Factors Affecting Forward Looking Statements".

     LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell, referred to as the owners. CITGO contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017, and CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract (See Consolidated Financial Statements of CITGO -- Notes 3 and 4 in Item 14a).

     Under such long-term supply agreements and refined product purchase agreements, CITGO and LYONDELL-CITGO purchased approximately $1.4 billion and $0.5 billion respectively, of crude oil, feedstocks and refined products at market related prices from PDVSA in 1998. At December 31, 1998, $74 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA.

     CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 1998, in accordance with agreements between the owners concerning such interest. CITGO has a one-time option exercisable after January 1, 2000 but before September 30, 2000, to increase, for an additional investment, its participation interest to 50%.

     CITGO loaned $19.8 million and $16.5 million to LYONDELL-CITGO during 1998 and 1997, respectively. The notes bear interest at market rates which were approximately 5.9% at December 31, 1998 and 1997, and are due July 1, 2003. These notes are included in other assets at December 31, 1998 and 1997.

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners.

     On May 1, 1997, PDV America and Union Oil Company of California ("Unocal") closed a transaction relating to The UNO-VEN Company ("UNO-VEN"). The transaction transferred certain assets and liabilities to PDVMR, a subsidiary of PDV America, in liquidation of PDV America's 50% ownership interest in UNO-VEN. The assets include a refinery in Lemont, Illinois, as well as product distribution terminals and retail sites located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery (See Consolidated Financial Statements of CITGO -- Note 2 in Item 14a). A portion of the crude oil processed by PDVMR is supplied by PDVSA under a long-term crude supply contract.

     An affiliate of PDVSA acquired a 50 percent equity interest in Chalmette in October 1997 and has assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1999 (See Consolidated Financial Statements of CITGO -- Note 2 in Item 14a). CITGO exercised this option on November 1, 1997, and acquired approximately 65 MBPD of refined products from the refinery during 1998, approximately one-half of which was gasoline.

     In October 1998 an affiliate of PDVSA acquired a 50 percent equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of CITGO -- Note 2 in Item 14a). Pursuant to the above arrangement, CITGO began acquiring approximately 120 MBPD of refined products from HOVENSA on November 1, 1998, approximately one-half of which was gasoline.

     The purchase agreements with LYONDELL-CITGO, PDVMR, Chalmette and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $2.9 billion for 1998. At December 31, 1998, $64 million was included in payables to affiliates as a result of these transactions.

     CITGO had refined product, feedstock, crude oil and other product sales of $164 million to affiliates, including LYONDELL-CITGO and MVPPP, in 1998. At December 31, 1998, $34 million was included in Due from affiliates as a result of these transactions.

     CITGO has guaranteed approximately $99 million of debt of certain affiliates, including $50 million related to HOVENSA and $11 million related to Nelson Industrial Steam Company. (See Consolidated Financial Statements of CITGO -- Note 13 in Item 14a.)

     Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. (See Consolidated Financial Statements of CITGO -- Note 14 in Item 14a.)

     The Company and PDV America are parties to a tax allocation agreement that is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In 1996, $12.7 million due from CITGO to PDV America under this tax allocation agreement for the tax years 1992 through 1994 was reclassified as a noncash contribution of capital. In December 1996, $0.8 million due from PDV America to CITGO under this tax allocation agreement for the 1995 tax year was reclassified as a noncash dividend. In 1997, $10 million due from PDV America under this tax allocation agreement for the 1996 tax year was classified as a noncash dividend. In 1998, $7.6 million due from CITGO to PDV America under this agreement for the 1997 tax year was classified as a noncash contribution of capital. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement are required to be paid to PDV America. At December 31, 1998, CITGO has income taxes receivable of $12 million included in prepaid expenses and a $5 million receivable from PDV America included in due from affiliates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

A. CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

     (1) Financial Statements:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheets at December 31, 1998 and 1997...  F-2
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................  F-3
Consolidated Statements of Shareholder's Equity for the
  years ended December 31, 1998, 1997 and 1996..............  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

     (2) Exhibits:

     The Exhibit Index in part c. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

B. REPORTS ON FORM 8-K

     None

C. EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *3.1           -- Certificate of Incorporation, Certificate of Amendment of
                            Certificate of Incorporation and By-laws of CITGO
                            Petroleum Corporation.
          *4.1           -- Indenture, dated as of May 1, 1996, between CITGO
                            Petroleum Corporation and the First National Bank of
                            Chicago, relating to the 7 7/8% Senior Notes due 2006 of
                            CITGO Petroleum Corporation.
          *4.2           -- Form of Senior Note (included in Exhibit 4.1).
        **10.1           -- Crude Supply Agreement between CITGO Petroleum
                            Corporation and Petroleos de Venezuela, S.A., dated as of
                            September 30, 1986.
        **10.2           -- Supplemental Crude Supply Agreement dated as of September
                            30, 1986 between CITGO Petroleum Corporation and
                            Petroleos de Venezuela, S.A.
        **10.3           -- Crude Oil and Feedstock Supply Agreement dated as of
                            March 31, 1987 between Champlin Refining Company and
                            Petroleos de Venezuela, S.A.
        **10.4           -- Supplemental Crude Oil and Feedstock Supply Agreement
                            dated as of March 31, 1987 between Champlin Refining
                            Company and Petroleos de Venezuela, S.A.
        **10.5           -- Contract for the Purchase/Sale of Boscan Crude Oil dated as of June 2, 1993 between Tradecal, S.A. and CITGO
                            Asphalt Refining Company.
        **10.6           -- Restated Contract for the Purchase/Sale of Heavy/Extra
                            Heavy Crude Oil dated December 28, 1990 among Maraven,
                            S.A., Lagoven, S.A. and Seaview Oil Company.
        **10.7           -- Sublease Agreement dated as of March 31, 1987 between
                            Champlin Petroleum Company, Sublessor, and Champlin
                            Refining Company, Subleasee.
        **10.8           -- Operating Agreement dated as of May 1, 1984 among Cit-Con
                            Oil Corporation, CITGO Petroleum Corporation and Conoco,
                            Inc.
        **10.9           -- Amended and Restated Limited Liability Company
                            Regulations of LYONDELL-CITGO Refining Company, Ltd.,
                            dated July 1, 1993.
        **10.10          -- Contribution Agreement between Lyondell Petrochemical
                            Company and LYONDELL-CITGO Refining Company, Ltd. and
                            Petroleos de Venezuela, S.A.
        **10.11          -- Crude Oil Supply Agreement between LYONDELL-CITGO
                            Refining Company, Ltd. and Lagoven, S.A. dated as of May
                            5, 1993.
        **10.12          -- Supplemental Supply Agreement dated as of May 5, 1993
                            between LYONDELL-CITGO Refining Company, Ltd. and
                            Petroleos de Venezuela, S.A.
        **10.13          -- Tax Allocation Agreement dated as of June 24, 1993 among
                            PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum
                            Corporation and PDV USA, Inc., as amended.
        **10.14          -- CITGO Credit Facility.
         *10.15(i)       -- First Amendment to the Second Amended and Restated Senior
                            Term Loan Agreement, by and between CITGO Petroleum
                            Corporation and Bank of America National Trust and
                            Savings Association et al, dated as of February 15, 1994.
         *10.15(ii)      -- Second Amendment to Second Amended and Restated Senior
                            Term Loan Agreement by and among CITGO Petroleum
                            Corporation and Bank of America Illinois et al, dated as
                            of October 21, 1994.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.15(iii)     -- First Amendment to the Second Amended and Restated Senior
                            Revolving Credit Facility Agreement by and among CITGO
                            Petroleum Corporation and Bank of America National Trust
                            and Savings Association et al, dated as of February 15,
                            1994.
         *10.15(iv)      -- Second Amendment to Second Amended and Restated Senior
                            Revolving Credit Facility Agreement by and among CITGO
                            Petroleum Corporation and Bank of America Illinois et al,
                            dated as of October 21, 1994.
         *10.16          -- Master Shelf Agreement (1994) by and between Prudential
                            Insurance Company of America and CITGO Petroleum
                            Corporation ($100,000,000), dated March 4, 1994.
         *10.17(i)       -- Letter Agreement by and between the Company and
                            Prudential Insurance Company of America, dated March 4,
                            1994.
         *10.17(ii)      -- Letter Amendment No. 1 to Master Shelf Agreement with
                            Prudential Insurance company of America, dated November
                            14, 1994.
        **10.18          -- CITGO Senior Debt Securities (1991) Agreement.
         *10.19          -- CITCON Credit Agreement between CITCON Oil Corporation
                            and The Chase Manhattan Bank N.A., as Agent, dated as of
                            April 30, 1992.
         *10.20(i)       -- First Amendment to the CITCON Credit Agreement, between
                            CITCON Oil Corporation and The Chase Manhattan Bank
                            (National Association), dated as of June 30, 1992.
         *10.20(ii)      -- Second Amendment to the CITCON Credit Agreement, between
                            CITCON Oil Corporation and The Chase Manhattan Bank
                            (National Association), dated as of March 31, 1994.
         *10.20(iii)     -- Third Amendment to the CITCON Credit Agreement, between
                            CITCON Oil Corporation and The Chase Manhattan Bank
                            (National Association), dated as of June 10, 1994.
       ***10.21          -- Selling Agency Agreement dated as of October 28, 1997
                            among CITGO Petroleum Corporation, Salomon Brothers Inc.
                            and Chase Securities Inc.
          10.22          -- $150,000,000 Credit Agreement, dated May 13, 1998.
          10.23          -- $400,000,000 Credit Agreement, dated May 13, 1998.
          10.24          -- Limited Partnership Agreement of LYONDELL-CITGO Refining
                            LP, dated December 31, 1998.
          12.1           -- Computation of Ratio of Earnings to Fixed Charges.
          23.1           -- Consent of Independent Auditors.
          27             -- Financial Data Schedule (filed electronically only).

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

Date: March 17, 1999

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

                     SIGNATURES                                      TITLE                        DATE
                     ----------                                      -----                        ----

                By /s/ LUIS URDANETA                   Chairman of the Board and Director    March 17, 1999
 --------------------------------------------------
                    Luis Urdaneta

                By /s/ EDUARDO BLANCO                  Director                              March 17, 1999
 --------------------------------------------------
                   Eduardo Blanco

                By /s/ RODOLFO GUISTI                  Director                              March 17, 1999
 --------------------------------------------------
                   Rodolfo Guisti

            By /s/ EDUARDO LOPEZ QUEVEDO               Director                              March 17, 1999
 --------------------------------------------------
                Eduardo Lopez Quevedo

             By /s/ DAVID J. TIPPECONNIC               President, Chief Executive Officer    March 17, 1999
 --------------------------------------------------      and Director
                David J. Tippeconnic

                 By /s/ EZRA C. HUNT                   Senior Vice President and Chief       March 17, 1999
 --------------------------------------------------      Financial Officer
                    Ezra C. Hunt

                          CITGO PETROLEUM CORPORATION

                    CONSOLIDATED FINANCIAL STATEMENTS AS OF
                DECEMBER 31, 1998 AND 1997, AND FOR EACH OF THE
                  THREE YEARS IN THE PERIOD ENDED DECEMBER 31,
                     1998 AND INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

     We have audited the accompanying consolidated balance sheets of CITGO Petroleum Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CITGO Petroleum Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Tulsa, Oklahoma
February 5, 1999

                          CITGO PETROLEUM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   30,338    $   24,363
  Accounts receivable, net..................................     540,501       657,864
  Due from affiliates.......................................      33,780        23,498
  Inventories...............................................     719,625       857,598
  Deferred income taxes.....................................      65,234         3,192
  Prepaid expenses and other................................      18,317         6,466
                                                              ----------    ----------
          Total current assets..............................   1,407,795     1,572,981
PROPERTY, PLANT AND EQUIPMENT -- Net........................   2,860,427     2,849,262
RESTRICTED CASH.............................................       9,436         6,920
INVESTMENTS IN AFFILIATES...................................     781,481       813,923
OTHER ASSETS................................................     195,113       168,949
                                                              ----------    ----------
                                                              $5,254,252    $5,412,035
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Short-term bank loans.....................................  $   37,000    $    3,000
  Accounts payable..........................................     384,532       469,556
  Payables to affiliates....................................     141,607       197,852
  Taxes other than income...................................     219,642       180,143
  Other.....................................................     209,327       240,270
  Current portion of long-term debt.........................      47,078        95,240
  Current portion of capital lease obligation...............      14,660        13,140
                                                              ----------    ----------
          Total current liabilities.........................   1,053,846     1,199,201
LONG-TERM DEBT..............................................   1,259,270     1,158,528
CAPITAL LEASE OBLIGATION....................................     101,926       116,586
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................     200,281       199,765
OTHER NONCURRENT LIABILITIES................................     219,466       205,533
DEFERRED INCOME TAXES.......................................     543,464       423,242
MINORITY INTEREST...........................................      29,559        28,337
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDER'S EQUITY:
  Common stock -- $1.00 par value, 1,000 shares authorized,
     issued and outstanding.................................           1             1
  Additional capital........................................   1,312,616     1,255,009
  Retained earnings.........................................     533,823       825,833
                                                              ----------    ----------
          Total shareholder's equity........................   1,846,440     2,080,843
                                                              ----------    ----------
                                                              $5,254,252    $5,412,035
                                                              ==========    ==========

                See notes to consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
         EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                           1998          1997          1996
                                                        -----------   -----------   -----------
REVENUES:
  Net sales...........................................  $10,747,577   $13,369,808   $12,762,453
  Sales to affiliates.................................      164,144       221,495       189,607
                                                        -----------   -----------   -----------
                                                         10,911,721    13,591,303    12,952,060
  Equity in earnings of affiliates....................       77,105        64,460        21,481
  Other income (expense), net.........................       (8,185)      (10,535)       (4,178)
                                                        -----------   -----------   -----------
                                                         10,980,641    13,645,228    12,969,363
                                                        -----------   -----------   -----------
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including
     purchases of $4,318,958, $4,791,307 and
     $4,001,471 from
     affiliates)......................................   10,340,219    13,019,754    12,491,003
  Selling, general and administrative expenses........      242,496       200,777       166,108
  Interest expense, excluding capital lease...........       85,691       109,895        97,171
  Capital lease interest charge.......................       14,235        15,597        16,818
  Minority interest...................................        1,223         1,706         1,013
                                                        -----------   -----------   -----------
                                                         10,683,864    13,347,729    12,772,113
                                                        -----------   -----------   -----------
INCOME BEFORE INCOME TAXES............................      296,777       297,499       197,250
INCOME TAXES..........................................      102,787        90,955        70,281
                                                        -----------   -----------   -----------
NET INCOME............................................  $   193,990   $   206,544   $   126,969
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
         EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

                                              COMMON STOCK                                  TOTAL
                                             ---------------   ADDITIONAL   RETAINED    SHAREHOLDER'S
                                             SHARES   AMOUNT    CAPITAL     EARNINGS       EQUITY
                                             ------   ------   ----------   ---------   -------------
BALANCE, JANUARY 1, 1996...................     1       $1     $1,222,345   $ 509,161    $1,731,507
  Net income...............................    --       --             --     126,969       126,969
  Noncash capital contributions received
     from Parent...........................    --       --         12,664          --        12,664
  Noncash dividend to Parent...............    --       --             --        (804)         (804)
                                               --       --     ----------   ---------    ----------
BALANCE, DECEMBER 31, 1996.................     1        1      1,235,009     635,326     1,870,336
  Net income...............................    --       --             --     206,544       206,544
  Capital contributions received from
     Parent................................    --       --         20,000          --        20,000
  Noncash dividend to Parent...............    --       --             --     (10,037)      (10,037)
  Dividend to Parent.......................    --       --             --      (6,000)       (6,000)
                                               --       --     ----------   ---------    ----------
BALANCE, DECEMBER 31, 1997.................     1        1      1,255,009     825,833     2,080,843
  Net income...............................    --       --             --     193,990       193,990
  Capital contributions received from
     Parent................................    --       --         50,000          --        50,000
  Noncash capital contributions received
     from Parent...........................    --       --          7,607          --         7,607
  Dividends to Parent......................    --       --             --    (486,000)     (486,000)
                                               --       --     ----------   ---------    ----------
BALANCE, DECEMBER 31, 1998.................     1       $1     $1,312,616   $ 533,823    $1,846,440
                                               ==       ==     ==========   =========    ==========

                See notes to consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997        1996
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 193,990   $ 206,544   $ 126,969
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    222,191     210,790     189,063
    Provision for losses on accounts receivable.............     13,826      17,827      13,275
    Gain on sale of Petro-Chemical Transport................     (2,590)         --          --
    Deferred income taxes...................................     59,421      60,617       4,612
    Distributions in excess of equity in earnings of
      affiliates............................................     44,939      27,282       9,677
    Inventory adjustment to market..........................    159,000          --          --
    Other adjustments.......................................      2,062       7,997       2,577
    Changes in operating assets and liabilities:
      Accounts receivable and due from affiliates...........     93,611     332,240    (198,080)
      Inventories...........................................    (21,216)    (24,407)    (47,916)
      Prepaid expenses and other current assets.............    (10,481)      4,477       6,434
      Accounts payable and other current liabilities........   (126,290)   (148,608)    225,288
      Other assets..........................................    (51,879)    (74,709)    (83,858)
      Other liabilities.....................................      6,910      27,158      17,325
                                                              ---------   ---------   ---------
         Total adjustments..................................    389,504     440,664     138,397
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........    583,494     647,208     265,366
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (199,988)   (243,875)   (437,743)
  Proceeds from sales of property, plant and equipment......      3,432      12,295       3,923
  Decrease (increase) in restricted cash....................     (2,516)      2,449      (8,111)
  Investments in LYONDELL-CITGO Refining LP.................         --     (45,635)   (142,638)
  Loans to LYONDELL-CITGO Refining LP.......................    (19,800)    (16,509)         --
  Proceeds from sale of Petro-Chemical Transport............      7,160          --          --
  Investments in and advances to other affiliates...........     (3,247)     (2,442)        (10)
                                                              ---------   ---------   ---------
         Net cash used in investing activities..............   (214,959)   (293,717)   (584,579)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term bank loans...     34,000     (50,000)     28,000
  Net borrowings from (repayments of) revolving bank loans..     30,000    (215,000)     60,000
  Payments on term bank loan................................    (58,823)    (29,412)    (29,412)
  Payments on private placement senior notes................    (58,686)    (58,685)    (58,685)
  Proceeds from issuance of senior notes....................         --          --     199,694
  Proceeds from issuance of taxable bonds...................    100,000          --     120,000
  Proceeds from issuance of tax-exempt bonds................     47,200          --      25,000
  Payments of capital lease obligations.....................    (13,140)    (11,778)    (11,248)
  Repayments of other debt..................................     (7,111)     (5,109)     (7,143)
  Capital contributions received from Parent (PDV
    America)................................................     50,000      20,000          --
  Dividends to Parent (PDV America).........................   (486,000)     (6,000)         --
                                                              ---------   ---------   ---------
         Net cash provided by (used in) financing
           activities.......................................   (362,560)   (355,984)    326,206
                                                              ---------   ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      5,975      (2,493)      6,993
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     24,363      26,856      19,863
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  30,338   $  24,363   $  26,856
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest, net of amounts capitalized....................  $  99,872   $ 126,879   $ 120,532
                                                              =========   =========   =========
    Income taxes............................................  $  60,360   $  41,807   $  54,939
                                                              =========   =========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Noncash capital contribution from Parent (PDV America)....  $   7,607   $      --   $  12,664
                                                              =========   =========   =========
  Noncash dividend to Parent (PDV America)..................  $      --   $ (10,037)  $    (804)
                                                              =========   =========   =========

                See notes to consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

1. SIGNIFICANT ACCOUNTING POLICIES

      Description of Business -- CITGO Petroleum Corporation ("CITGO" or the "Company") is a subsidiary of PDV America, Inc. ("PDV America" or the "Parent"), an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Republic of Venezuela.

     CITGO manufactures or refines and markets quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO owns and operates two modern, highly complex crude oil refineries (Lake Charles, Louisiana, and Corpus Christi, Texas) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 582 thousand barrels per day ("MBPD"). CITGO also owns a minority interest in LYONDELL-CITGO Refining LP, a limited partnership (formerly a limited liability company) that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO also operates a 153 MBPD refinery in Lemont, Illinois, owned by PDV Midwest Refining L.L.C. CITGO's consolidated financial statements also include accounts relating to a 65 percent owned lubricant and wax plant, pipelines, and equity interests in pipeline companies and petroleum storage terminals.

     CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East Coast of the United States. Lubricants are sold to independent marketers, mass marketers and industrial customers, and petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

     Principles of Consolidation -- The consolidated financial statements include the accounts of CITGO and its subsidiaries (collectively referred to as the "Company"). All subsidiaries are wholly owned except for Cit-Con Oil Corporation ("Cit-Con"), which is 65 percent owned. All material intercompany transactions and accounts have been eliminated.

     The Company's investments in less than majority-owned affiliates are accounted for by the equity method. The excess of the carrying value of the investments over the equity in the underlying net assets of the affiliates is amortized on a straight-line basis over 40 years, which is based upon the estimated useful lives of the affiliates' assets.

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

     CITGO's operations can be influenced by domestic and international political, legislative, regulatory and legal environments. In addition, significant changes in the prices or availability of crude oil and refined products could have a significant impact on CITGO's results of operations for any particular year.

     Impairment of Long-Lived Assets -- The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the separately identifiable anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

                          CITGO PETROLEUM CORPORATION

     Revenue Recognition -- Revenue from sales of products is recognized upon transfer of title, based upon the terms of delivery.

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

     Excise Taxes -- The Company collects excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3 billion, $3.2 billion, and $2.7 billion were collected from customers and paid to various governmental entities in 1998, 1997, and 1996, respectively. Excise taxes are not included in sales.

     Cash and Cash Equivalents -- Cash and cash equivalents consist of highly-liquid short-term investments and bank deposits with initial maturities of three months or less.

     Restricted Cash -- Restricted cash represents highly-liquid, short-term investments held in trust accounts in accordance with a tax-exempt bond agreement. Funds are released solely for financing construction of environmental facilities as defined in the bond agreements.

     Inventories -- Crude oil and refined product inventories are stated at the lower of cost or market and cost is determined using the LIFO method. Materials and supplies are valued using the average cost method.

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

     The Company capitalizes interest on projects when construction entails major expenditures over extended time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Interest capitalized totaled $5 million, $7 million, and $12 million during 1998, 1997, and 1996, respectively.

     Commodity and Interest Rate Derivatives -- The Company uses commodity and financial instrument derivatives to manage defined commodity price and interest rate risks arising out of the Company's core business activities. The Company has only limited involvement with other derivative financial instruments and does not use them for trading purposes.

     The Company enters into petroleum futures contracts, options and other over the counter commodity derivatives, primarily to hedge a portion of the price risk associated with crude oil and refined products. In order for a transaction to qualify for hedge accounting, the Company requires that the item to be hedged exposes the Company to price risk and that the commodity contract reduces that risk and is designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and, generally, the Company relies on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts, which qualify as hedges, are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of commodity derivatives, which are not hedges, are recorded as gains or losses in the period in which they occur.

                          CITGO PETROLEUM CORPORATION

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Company has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2000.

     Refinery Maintenance -- Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to seven years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $47 million, $49 million, and $53 million for 1998, 1997, and 1996, respectively. Ordinary maintenance is expensed as incurred.

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

     Comprehensive Income -- Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company had no items of other comprehensive income during the three years ended December 31, 1998.

     Reclassifications -- Certain reclassifications have been made to the 1997 financial statements to conform with the classifications used in 1998.

2. REFINERY AGREEMENTS

     Effective May 1, 1997, CITGO became the operator of a refinery owned by PDV Midwest Refining, L.L.C. ("PDVMR"), a subsidiary of PDV America. CITGO also purchases the products produced at the refinery (Note 4).

     An affiliate of PDVSA acquired a 50 percent equity interest in a refinery in Chalmette, Louisiana ("Chalmette") in October, 1997 and has assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 1999 (Note 4). CITGO exercised this option on November 1, 1997, and acquired approximately 65 MBPD of refined products from the refinery during 1998, approximately one-half of which was gasoline.

                          CITGO PETROLEUM CORPORATION

     In October, 1998 an affiliate of PDVSA acquired a 50 percent equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (Note 4). Pursuant to the above arrangement, CITGO began acquiring approximately 120 MBPD of refined products from HOVENSA on November 1, 1998, approximately one-half of which was gasoline.

3. INVESTMENT IN LYONDELL-CITGO REFINING LP

     LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell"), referred to as the owners. CITGO contributed cash for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by a subsidiary of PDVSA under a long-term crude oil supply contract that expires in 2017, and CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract (Note 4).

     CITGO's participation interest in LYONDELL-CITGO increased from 13% at December 31, 1996 to approximately 42% on April 1, 1997, in accordance with agreements between the owners concerning such interest. CITGO has a one-time option to increase, for an additional investment, its participation interest to 50 percent. This option may be exercised after January 1, 2000 but not later than September 30, 2000.

     CITGO loaned $19.8 million and $16.5 million to LYONDELL-CITGO during 1998 and 1997, respectively. The notes bear interest at market rates which were approximately 5.9% at December 31, 1998 and 1997, and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

                          CITGO PETROLEUM CORPORATION

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                                                                     (000'S OMITTED)
Carrying value of investment at December 31..............  $  597,373   $  630,060   $  604,729
Notes receivable at December 31..........................      36,309       16,509           --
Participation interest at December 31....................          41%          42%          13%
Equity in net income.....................................  $   58,827   $   44,429   $    1,254
Cash distributions received..............................      91,763       64,734           --
Summary of financial position:
  Current assets.........................................  $  197,000   $  243,000   $  273,000
  Non current assets.....................................   1,440,000    1,438,000    1,434,000
  Current liabilities....................................     203,000      293,000      373,000
  Non current liabilities................................     785,000      715,000      671,000
  Member's equity........................................     649,000      673,000      663,000
Summary of operating results:
  Revenue................................................  $2,055,000   $2,697,000   $2,823,000
  Gross profit...........................................     291,000      255,000       70,000
  Net income.............................................     169,000      147,000       11,000

4. RELATED PARTY TRANSACTIONS

     The Company purchases approximately two-thirds of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. The Company purchased $1.4 billion, $2 billion, and $2.4 billion of crude oil, feedstocks and other products from wholly owned subsidiaries of PDVSA in 1998, 1997, and 1996, respectively, under these and other purchase agreements. The crude supply contracts include force majeure clauses that have been exercised on various occasions. Exercise of these clauses requires that the Company locate alternative sources of supply for its crude oil requirements, and such action may result in lower operating margins.

     The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less (i) certain deemed refining costs adjustable for inflation, (ii) certain actual costs, including transportation charges, import duties and taxes and (iii) a deemed margin, which varies according to the grade of crude oil. At December 31, 1998 and 1997, $74 million and $138 million, respectively, were included in payables to affiliates as a result of these transactions.

     The Company also purchases refined products from various other affiliates including LYONDELL-CITGO, PDVMR, HOVENSA and Chalmette, under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $2.9 billion, $2.8 billion, and $1.6 billion for 1998, 1997, and 1996, respectively. At December 31, 1998 and 1997, $64 million and $59 million, respectively, were included in payables to affiliates as a result of these transactions.

     The Company had refined product, feedstock, and other product sales to affiliates of $164 million, $221 million, and $190 million, in 1998, 1997, and 1996, respectively. The Company's sales of crude oil to affiliates were $18 million, $3 million, and $64 million in 1998, 1997, and 1996, respectively. At December 31,

                          CITGO PETROLEUM CORPORATION

1998 and 1997, $34 million and $23 million, respectively, were included in due from affiliates as a result of these and related transactions.

     Pursuant to the PDVMR operating agreement (Note 2), on May 1, 1997, CITGO became the operator of the PDVMR refinery and employed a substantial number of employees previously employed by UNO-VEN and as a result, CITGO assumed a liability for postretirement benefits other than pensions (Note 11) of approximately $27 million related to those employees. A corresponding amount due from PDVMR is included in other assets at December 31, 1998 and 1997, pending final determination of the method of settlement by the Parent company. CITGO charges PDVMR a management fee which covers various support services ($8 million and $7 million in 1998 and 1997, respectively) which is included in other income. PDVMR reimburses CITGO for all payroll expenses, including pension and benefit costs, related to CITGO employees engaged in the operation of the refinery. Such employee costs and the related reimbursements ($52 million and $36 million in 1998 and 1997, respectively) are not included in CITGO's cost of sales or revenues.

     Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 14. The Company has also guaranteed debt of certain affiliates (Note 13).

     The Company and PDV America are parties to a tax allocation agreement that is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In 1996, $12.7 million due from CITGO to PDV America under this tax allocation agreement for the tax years 1992 through 1994 was reclassified as a noncash contribution of capital. In December 1996, $0.8 million due from PDV America to CITGO under this tax allocation agreement for the 1995 tax year was reclassified as a noncash dividend. In 1997, $10 million due from PDV America under this tax allocation agreement for the 1996 tax year was classified as a noncash dividend. In 1998, $7.6 million due from CITGO to PDV America under this agreement for the 1997 tax year was classified as a noncash contribution of capital. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement are required to be paid to PDV America. At December 31, 1998, CITGO has income taxes receivable of $12 million included in prepaid expenses and a $5 million receivable from PDV America included in due from affiliates. At December 31, 1997, amounts payable to PDV America of $9.7 million are included in other current liabilities.

5. ACCOUNTS RECEIVABLE

                                                                1998       1997
                                                              --------   --------
                                                                (000'S OMITTED)
Trade.......................................................  $487,627   $571,947
Credit card.................................................    47,096     45,896
Other.......................................................    22,491     62,474
                                                              --------   --------
                                                               557,214    680,317
Allowance for uncollectible accounts........................   (16,713)   (22,453)
                                                              --------   --------
                                                              $540,501   $657.864
                                                              ========   ========

     Sales are made on account, based on pre-approved unsecured credit terms established by CITGO management, except sales to airlines, which are made primarily on a prepaid basis. The Company also has a proprietary credit card program and a Companion VISA bankcard program which allow retail consumers to purchase fuel and convenience items at CITGO branded outlets. Allowances for uncollectible accounts are established based on several factors that include, but are not limited to, analysis of specific customers, historical trends, current economic conditions and other information.

                          CITGO PETROLEUM CORPORATION

     Effective June 27, 1997, and November 19, 1997, the Company established two new limited purpose subsidiaries, CITGO Funding Corporation and CITGO Funding Corporation II, which entered into non-recourse agreements to sell trade accounts and credit card receivables. Under the terms of the agreements, new receivables are added to the pool as collections reduce previously sold receivables. The amounts sold at any one time are limited to a maximum of $125 million of trade accounts receivable and $150 million of credit card receivables. These agreements are renewable for successive one-year terms by mutual agreement. Both agreements were renewed during 1998. Fees and expenses of $16.1 million and $5.8 million related to the agreements were recorded as other expense during the years ended December 31, 1998 and 1997, respectively. Proceeds of approximately $275 million from the initial sales in 1997 were used primarily to make payments on the Company's revolving bank loan.

6. INVENTORIES

                                                                1998       1997
                                                              --------   --------
                                                                (000'S OMITTED)
Refined product.............................................  $539,675   $662,061
Crude oil...................................................   123,927    138,049
Materials and supplies......................................    56,023     57,488
                                                              --------   --------
                                                              $719,625   $857,598
                                                              ========   ========

     Inventories at December 31, 1998, are carried at estimated net market value and results of operations for 1998 include a charge of $159 million representing the excess of cost over net market value. At December 31, 1997, replacement costs approximated LIFO carrying values.

7. PROPERTY, PLANT AND EQUIPMENT

                                                                 1998         1997
                                                              ----------   ----------
                                                                  (000'S OMITTED)
Land........................................................  $  107,961   $  112,746
Buildings and leaseholds....................................     490,780      478,912
Machinery and equipment.....................................   2,972,646    2,851,396
Vehicles....................................................      28,913       41,952
Construction in process.....................................     163,845      119,106
                                                              ----------   ----------
                                                               3,764,145    3,604,112
Accumulated depreciation and amortization...................    (903,718)    (754,850)
                                                              ----------   ----------
                                                              $2,860,427   $2,849,262
                                                              ==========   ==========

     Depreciation expense for 1998, 1997, and 1996 was $176 million, $161 million, and $136 million, respectively.

     In 1997 the Company incurred property damages from a fire at the Company's Corpus Christi, Texas, refinery (Note 13). As a result, the Company capitalized $14.5 million of replacement machinery and equipment in 1997. Other income (expense) for the year ended December 31, 1997 includes $9.4 million of gains from insurance recoveries related to this event.

     Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $2 million, $14 million, and $2 million in 1998, 1997, and 1996, respectively.

                          CITGO PETROLEUM CORPORATION

8. INVESTMENTS IN AFFILIATES

     In addition to LYONDELL-CITGO, the Company's investments in affiliates consist of equity interests of 6.8 to 50 percent in joint interest pipelines and terminals, including a 13.98 percent interest in Colonial Pipeline Company; a
49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49 percent partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded the Company's equity in the underlying net assets by approximately $151 million and $155 million at December 31, 1998 and 1997, respectively.

     At December 31, 1998 and 1997, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $56.5 million and $49.6 million at December 31, 1998 and 1997, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

     Information on the Company's investments, including LYONDELL-CITGO, follows:

                                                         1998       1997       1996
                                                       --------   --------   --------
                                                              (000'S OMITTED)
Company's investments in affiliates (excluding
  NISCO).............................................  $781,481   $813,923   $790,576
Company's equity in net income of affiliates.........    77,105     64,460     21,481
Dividends and distributions received from
  affiliates.........................................   122,044     91,742     31,157

     Selected financial information for the affiliates is summarized as follows:

                                                      1998         1997         1996
                                                   ----------   ----------   ----------
                                                             (000'S OMITTED)
Summary of financial position:
  Current assets.................................  $  464,047   $  511,848   $  543,692
  Noncurrent assets..............................   2,817,165    2,830,568    2,859,091
  Current liabilities............................     670,045      627,296      697,046
  Noncurrent liabilities.........................   1,934,378    2,025,709    1,999,276
Summary of operating results:
  Revenues.......................................  $3,337,449   $4,076,429   $4,158,684
  Gross profit...................................     757,678      628,559      475,227
  Net income.....................................     384,810      371,006      242,434

9. SHORT-TERM BANK LOANS

     As of December 31, 1998, the Company has established $175 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the Federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 1998, 1997, and 1996 were 5.8 percent, 5.9 percent, and 5.7 percent, respectively. The Company had $37 million and $3 million of borrowings outstanding under these facilities at December 31, 1998 and 1997, respectively.

                          CITGO PETROLEUM CORPORATION

10. LONG-TERM DEBT

                                                                 1998          1997
                                                              ----------    ----------
                                                                  (000'S OMITTED)
Revolving bank loans........................................  $  165,000    $  135,000
Term bank loan..............................................          --        58,823
Shelf registration:
  7.875% Senior Notes, $200 million face amount, due 2006...     199,776       199,745
Private Placement:
  8.75% Series A Senior Notes due 1998......................          --        18,750
  9.03% Series B Senior Notes due 1998 to 2001..............      85,714       114,286
  9.30% Series C Senior Notes due 1998 to 2006..............      90,909       102,273
Master Shelf Agreement:
  8.55% Senior Notes due 2002...............................      25,000        25,000
  8.68% Senior Notes due 2003...............................      50,000        50,000
  7.29% Senior Notes due 2004...............................      20,000        20,000
  8.59% Senior Notes due 2006...............................      40,000        40,000
  8.94% Senior Notes due 2007...............................      50,000        50,000
  7.17% Senior Notes due 2008...............................      25,000        25,000
  7.22% Senior Notes due 2009...............................      50,000        50,000
Tax-Exempt Bonds:
  Pollution control revenue bonds due 2004..................      15,800        15,800
  Port facilities revenue bonds due 2007....................      11,800        11,800
  Louisiana wastewater facility revenue bonds due 2023......       3,020         3,020
  Louisiana wastewater facility revenue bonds due 2024......      20,000        20,000
  Louisiana wastewater facility revenue bonds due 2025......      40,700        40,700
  Louisiana wastewater facility revenue bonds due 2026......      12,000         2,000
  Gulf Coast solid waste facility revenue bonds due 2025....      50,000        50,000
  Gulf Coast solid waste facility revenue bonds due 2026....      50,000        50,000
  Gulf Coast solid waste facility revenue bonds due 2028....      25,000            --
  Industrial development facilities revenue bonds due
     2028...................................................      22,200            --
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026.................................      25,000        25,000
Taxable Bonds:
  Louisiana wastewater facility revenue bonds due 2026......     108,000       118,000
  Gulf Coast environmental facilities revenue bonds due
     2028...................................................     100,000            --
Cit-Con bank credit agreement...............................      21,429        28,571
                                                              ----------    ----------
                                                               1,306,348     1,253,768
Current portion of long-term debt...........................     (47,078)      (95,240)
                                                              ----------    ----------
                                                              $1,259,270    $1,158,528
                                                              ==========    ==========

     Revolving and Term Bank Loans -- On May 13, 1998 the Company terminated its $675 million revolving bank loan and replaced it with a credit agreement with various banks consisting of (i) a $400 million, five year, revolving bank loan and (ii) a $150 million, 364 day, revolving bank loan, both of which are unsecured and have various borrowing maturities and interest rate options. Interest rates on the revolving bank loans were 7.5 percent and 6.9 percent at December 31, 1998 and 1997, respectively.

     On September 3, 1998 the Company terminated its term bank loan.

                          CITGO PETROLEUM CORPORATION

     Shelf Registration -- In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, the Company entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by the Company under the shelf registration. No amounts were sold under this agreement as of December 31, 1998.

     Private Placement -- At December 31, 1998, the Company has outstanding approximately $177 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semi-annually in May and November.

     Master Shelf Agreement -- At December 31, 1998, the Company has outstanding $260 million of privately-placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

     Covenants -- The various agreements above contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company's ability to pay dividends, incur additional debt, place liens on property, and sell fixed assets. The Company was in compliance with the debt covenants at December 31, 1998.

     Tax-Exempt Bonds -- Through state entities, the Company has issued $49.8 million of industrial development bonds for certain Lake Charles port facilities and pollution control equipment and $226 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles and Corpus Christi refineries and at the LYONDELL-CITGO refinery. Additional credit support for these bonds is provided through letters of credit. The bonds bear interest at various floating rates which ranged from 4.1 percent to 6 percent at December 31, 1998, and 3.7 percent to 5.2 percent at December 31, 1997.

     Taxable Bonds -- Through state entities, the Company has issued and currently outstanding $208 million of taxable environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles refinery and at the LYONDELL-CITGO refinery. Such bonds are secured by letters of credit and have floating interest rates (5.3 percent at December 31, 1998, and 5.8 percent at December 31, 1997). At the option of the Company and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. At December 31, 1998, $12 million of the original $120 million in taxable Louisiana revenue bonds had been converted to tax-exempt bonds.

     Cit-Con Bank Credit Agreement -- The Cit-Con bank credit agreement consists of a term loan collateralized by throughput agreements of the owner companies. The loan contains various interest rate options (weighted average effective rates of 6.7 percent and 6.5 percent at December 31, 1998 and 1997, respectively), and requires quarterly principal payments through December 2001.

     Debt Maturities -- Future maturities of long-term debt as of December 31, 1998, are: 1999 -- $47.1 million, 2000 -- $47.1 million, 2001 -- $47.1 million,
2002 -- $36.4 million, 2003 -- $226.4 million, and $902.2 million thereafter.

                          CITGO PETROLEUM CORPORATION

     Interest Rate Swap and Cap Agreements -- The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                                             NOTIONAL PRINCIPAL
                                                                                   AMOUNT
                                                 EXPIRATION     FIXED RATE   ------------------
VARIABLE RATE INDEX                                 DATE           PAID       1998       1997
-------------------                              ----------     ----------   -------   --------
                                                                              (000'S OMITTED)
One-month LIBOR..............................  September 1998      4.85%     $    --   $ 25,000
One-month LIBOR..............................  November 1998       5.09%          --     25,000
One-month LIBOR..............................  May 2000            6.28%      25,000     25,000
J.J. Kenny...................................  May 2000            4.72%      25,000     25,000
J.J. Kenny...................................  February 2005       5.30%      12,000     12,000
J.J. Kenny...................................  February 2005       5.27%      15,000     15,000
J.J. Kenny...................................  February 2005       5.49%      15,000     15,000
                                                                             -------   --------
                                                                             $92,000   $142,000
                                                                             =======   ========

     Interest expense includes $1.0 million, $0.8 million, and $1.1 million, in 1998, 1997, and 1996, respectively, related to the net settlements on these agreements.

11. EMPLOYEE BENEFIT PLANS

     Employee Savings -- The Company sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and the Company makes contributions, including matching of employee contributions, based on plan provisions. The Company expensed $19 million, $19 million, and $16 million related to its contributions to these plans for the years 1998, 1997, and 1996, respectively.

     Pension Benefits -- The Company sponsors three qualified noncontributory defined benefit pension plans, two covering eligible hourly employees and one covering eligible salaried employees. The Company also sponsors three nonqualified defined benefit plans for certain eligible employees. The qualified plans' assets include corporate securities and shares in a fixed income mutual fund, two collective funds and a short-term investment fund. The nonqualified plans are not funded.

     The Company's policy is to fund the qualified pension plans in accordance with applicable laws and regulations and not to exceed the tax-deductible limits. The nonqualified plans are funded as necessary to pay retiree benefits. The plan benefits for each of the qualified pension plans are primarily based on an employee's years of plan service and compensation as defined by each plan.

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

                          CITGO PETROLEUM CORPORATION

     The following sets forth the changes in benefit obligations and plan assets for the pension and postretirement plans for the years ended December 31, 1998 and 1997, and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:

                                                   PENSION BENEFITS         OTHER BENEFITS
                                                  -------------------    ---------------------
                                                    1998       1997        1998        1997
                                                  --------   --------    ---------   ---------
                                                    (000'S OMITTED)         (000'S OMITTED)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.........  $233,486   $193,074    $ 180,406   $ 149,150
Service cost....................................    17,742     15,759        6,610       6,786
Interest cost...................................    16,058     14,246       12,770      12,359
Actuarial (gain) loss...........................    11,958     17,911        1,631     (12,218)
Assumption of affiliate's postretirement
  liability (Note 4)............................        --         --           --      26,975
Benefits paid...................................    (8,862)    (7,504)      (5,489)     (2,646)
                                                  --------   --------    ---------   ---------
Benefit obligation at end of year...............   270,382    233,486      195,928     180,406
                                                  --------   --------    ---------   ---------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of
  year..........................................   221,261    184,236          889         843
Actual return on plan assets....................    38,139     42,727           50          46
Employer contribution...........................     4,110      1,802        5,489       2,646
Benefits paid...................................    (8,862)    (7,504)      (5,489)     (2,646)
                                                  --------   --------    ---------   ---------
Fair value of plan assets at end of year........   254,648    221,261          939         889
                                                  --------   --------    ---------   ---------
Funded status...................................   (15,734)   (12,225)    (194,989)   (179,517)
Unrecognized net actuarial gain.................   (41,146)   (36,249)     (11,896)    (23,948)
Unrecognized prior service cost.................       147        186           --          --
Net gain at date of adoption....................    (1,280)    (1,548)          --          --
                                                  --------   --------    ---------   ---------
Net amount recognized...........................  $(58,013)  $(49,836)   $(206,885)  $(203,465)
                                                  ========   ========    =========   =========
Amounts recognized in the Company's consolidated
  balance sheets consist of:
  Accrued benefit liability.....................  $(61,991)  $(53,953)   $(206,885)  $(203,465)
  Intangible asset..............................     3,978      4,117           --          --
                                                  --------   --------    ---------   ---------
Net amount recognized...........................  $(58,013)  $(49,836)   $(206,885)  $(203,465)
                                                  ========   ========    =========   =========

                                                              PENSION BENEFITS    OTHER BENEFITS
                                                              ----------------    --------------
                                                               1998      1997      1998    1997
                                                              -------   ------    ------   -----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................   6.75%     7.0%     6.75%    7.0%
Expected return on plan assets..............................    9.0%     9.0%      6.0%    6.0%
Rate of compensation increase...............................    5.0%     5.0%        --      --

                          CITGO PETROLEUM CORPORATION

     For measurement purposes, a 7.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.5 percent for 2002 and remain at that level thereafter.

                                              PENSION BENEFITS                 OTHER BENEFITS
                                       ------------------------------   ----------------------------
                                         1998       1997       1996      1998       1997      1996
                                       --------   --------   --------   -------   --------   -------
                                              (000'S OMITTED)                 (000'S OMITTED)
Components of net periodic benefit
  cost:
  Service cost.......................  $ 17,742   $ 15,759   $ 13,356   $ 6,610   $  6,786   $ 7,047
  Interest cost......................    16,058     14,246     12,787    12,770     12,359    11,982
  Expected return on plan assets.....   (19,660)   (15,453)   (13,520)      (53)       (47)      (50)
  Amortization of prior service
     cost............................        40         40         39        --         --        --
  Amortization of net gain at date of
     adoption........................      (268)      (268)      (268)       --         --        --
  Recognized net actuarial (gain)
     loss............................    (1,625)    (1,228)      (828)   (8,823)   (27,581)       --
                                       --------   --------   --------   -------   --------   -------
Net periodic benefit cost (credit)...  $ 12,287   $ 13,096   $ 11,566   $10,504   $ (8,483)  $18,979
                                       ========   ========   ========   =======   ========   =======

     Actuarial gains (or losses) related to the postretirement benefit obligation are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5 percent of the accumulated postretirement benefit obligation.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $18.2 million, $17.5 million and $-0-, respectively, as of December 31, 1998 and $16.2 million, $16 million and $-0-, respectively, as of December 31, 1997.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
Increase (decrease) in total of service and interest cost
  components..............................................   $ 3,930,100      $ (3,268,000)
Increase (decrease) in postretirement benefit
  obligation..............................................    35,267,000       (29,887,000)

     Employee Separation Programs -- During 1997, the Company's senior management implemented a Transformation Program that resulted in certain personnel reductions (the "Separation Programs"). The Company expensed approximately $8 million and $22 million for the years ended December 31, 1998 and 1997, respectively, relating to the Separation Programs.

                          CITGO PETROLEUM CORPORATION

12. INCOME TAXES

     The provisions for income taxes are comprised of the following:

                                                           1998      1997      1996
                                                         --------   -------   -------
                                                               (000'S OMITTED)
Current:
  Federal..............................................  $ 40,040   $28,277   $63,056
  State................................................     3,326     2,061     2,613
                                                         --------   -------   -------
                                                           43,366    30,338    65,669
Deferred...............................................    59,421    60,617     4,612
                                                         --------   -------   -------
                                                         $102,787   $90,955   $70,281
                                                         ========   =======   =======

     The federal statutory tax rate differs from the effective tax rate due to the following:

                                                              1998     1997     1996
                                                              ----     ----     ----
Federal statutory tax rate..................................  35.0%    35.0%    35.0%
State taxes, net of federal benefit.........................   1.2%     2.2%     2.9%
Dividend exclusions.........................................  (2.5)%   (2.6)%   (3.8)%
Tax settlement..............................................    --%    (5.4)%     --%
Other.......................................................   0.9%     1.4%     1.5%
                                                              ----     ----     ----
Effective tax rate..........................................  34.6%    30.6%    35.6%
                                                              ====     ====     ====

     The effective tax rate for 1997 decreased due primarily to the favorable resolution with the Internal Revenue Service of a significant tax issue related to environmental expenditures. In 1998 the effective tax rate decreased slightly compared to the 1996 rate due to a decrease in state taxes.

     Deferred income taxes reflect the net tax effects of (i) temporary differences between the financial and tax bases of assets and liabilities, and
(ii) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1998 and 1997, are as follows:

                                                                1998       1997
                                                              --------   --------
                                                                (000'S OMITTED)
Deferred tax liabilities:
  Property, plant and equipment.............................  $533,432   $480,696
  Inventories (including effect of adjustment to market)....    22,638     90,270
  Investments in affiliates.................................   110,192     81,855
  Other.....................................................    41,097     34,138
                                                              --------   --------
                                                               707,359    686,959
                                                              --------   --------
Deferred tax assets:
  Postretirement benefit obligations........................    74,331     72,412
  Employee benefit accruals.................................    34,029     34,229
  Alternative minimum tax credit carryforwards..............    31,376     67,432
  Marketing and promotional accruals........................    12,773     19,139
  Other.....................................................    76,620     73,697
                                                              --------   --------
                                                               229,129    266,909
                                                              --------   --------
Net deferred tax liability (of which $65,234 and $3,192 are
  included in current assets at December 31, 1998 and 1997,
  respectively).............................................  $478,230   $420,050
                                                              ========   ========

                          CITGO PETROLEUM CORPORATION

     At December 31, 1998, the Company has capital loss carryforwards of $6.7 million, $2.5 million of which expire in 1999, $0.4 million of which expire in 2000, $2.3 million of which expire in 2001, and $1.5 million of which expire in 2002. At December 31, 1998 and 1997, a valuation allowance of $1.0 million and $1.4 million was established related to that portion of the carryforwards for which it was considered more likely than not that the related tax benefits would not be realized before expiration.

     The Company's alternative minimum tax credit carryforwards are available to offset regular federal income taxes in future years without expiration, subject to certain alternative minimum tax limitations.

13. COMMITMENTS AND CONTINGENCIES

     Litigation and Injury Claims -- Various lawsuits and claims are pending against the Company. The Company records accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts greater than the Company's accruals, then such determinations could have a material adverse effect on the Company's results of operations in a given reporting period. However, in management's opinion the ultimate resolution of these lawsuits and claims will not exceed by a material amount, the amount of the accruals and the insurance coverage available to the Company. This opinion is based upon management's and counsel's current assessment of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

     In a pending case in federal court, Oil Chemical and Atomic Workers, Local 7-517 ("the Union") has asserted claims against CITGO, PDVSA, PDV America, PDVMR, UNO-VEN and Unocal pursuant to the Labor Management Relations Act. The Union alleges that CITGO and the other defendants are bound by the terms of a collective bargaining agreement between UNO-VEN and the Union covering certain employees at a refinery in Lemont, Illinois. This refinery was acquired by PDVMR on May 1, 1997 in a transaction involving the former partners of UNO-VEN. Pursuant to an operating agreement with PDVMR, CITGO became the operator of this refinery and employed the substantial majority of the employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but CITGO did not assume the existing labor agreement. The Union seeks monetary compensation for certain differences in employee benefits and reinstatement of all of the UNO-VEN benefit plans. The union also seeks to require CITGO to abide by the terms of the collective bargaining agreement between the Union and UNO-VEN. In June 1998, the trial court granted the motions for summary judgment filed by CITGO and the other defendants; the Union has appealed this ruling.

     In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. The Company received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively are not material. There are presently six lawsuits pending against the Company in federal and state courts alleging property damages, personal injury and punitive damages. A trial in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs in one of the federal court lawsuits resulted in a verdict for the Company. The trial of another ten plaintiffs is scheduled for February, 1999; the remaining cases are not currently scheduled for trial.

     A class action lawsuit is pending in Corpus Christi, Texas state court against the Company and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. In 1997, the Company offered to purchase about 275 properties in a neighborhood adjacent to the Company's Corpus Christi refinery, which were included in the lawsuit. Related to this offer, $15.7 million was expensed in 1997. To date, the Company has reached agreements to buy all but 18 of such properties, which include settlements of property damage claims, and has offers open to purchase the remaining

                          CITGO PETROLEUM CORPORATION
properties. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996 and are in preliminary stages of discovery.

     Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants on behalf of themselves and others asserting claims of racial discrimination in connection with the Company's employment practices. The trial court's denial of class certification has been upheld on appeal; the plaintiffs are seeking review by the U.S. Supreme Court. Trials in this case are set for fall, 1999.

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

     In 1992, the Company reached an agreement with a state agency to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to a state agency revising the 1993 closure plan. In 1998, the Company amended its 1997 proposal as requested by the state agency. A ruling on the proposal, as amended, is expected in 1999 with final closure to begin in 2000.

     In 1992, an agreement was reached between the Company and its former owner concerning a number of environmental issues. The agreement consisted, in part, of payments to the Company totaling $46 million. The former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

     Based on currently available information, including the continuing participation of the former owner in remediation actions, management believes its accruals for potential environmental liabilities are adequate. Conditions which would require additional expenditures may exist for various Company sites including, but not limited to, the Company's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

     Capital Expenditures -- The Company's anticipated capital expenditures, excluding the investments in LYONDELL-CITGO, for the five-year period 1999 to 2003 total approximately $1.5 billion (unaudited). The expenditures include environmental and regulatory capital projects as well as strategic capital expenditures. At December 31, 1998, remaining authorized expenditures on incomplete capital projects totaled approximately $269 million.

     Supply Agreements -- CITGO purchases the crude oil processed at its refineries and also purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. In addition to supply agreements with various affiliates (Note 4), the Company has various other crude oil, refined product and feedstock purchase agreements with unaffiliated entities with terms ranging from monthly to annual renewal. The Company believes these sources of supply are reliable and adequate for its current requirements.

     Throughput Agreements -- The Company has throughput agreements with certain pipeline affiliates (Note 8). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, the Company may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. The Company currently ships on these

                          CITGO PETROLEUM CORPORATION
pipelines and has not been required to advance funds in the past. At December 31, 1998, the Company has no fixed and determinable, unconditional purchase obligations under these agreements.

     Commodity Derivative Activity -- The Company's commodity derivatives are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on the Company's hedged inventory or future purchases and sales. The Company's derivative commodity activity is closely monitored by management and contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1998 and 1997 and the effects of realized gains and losses on cost of sales and pretax earnings for 1998, 1997, and 1996 were not material. At times during 1998 and 1996, the Company entered into commodity derivatives activities that were not related to the hedging program discussed above. This activity and resulting gains and losses were not material in 1998 or 1996. There was no non-hedging activity in 1997.

     Other Credit and Off-Balance Sheet Risk Information as of December 31,
1998 -- The Company has guaranteed approximately $8 million of debt of certain CITGO marketers. Such debt is substantially collateralized by assets of these entities. The Company has also guaranteed approximately $99 million of debt of certain affiliates, including $50 million related to HOVENSA (Note 2) and $11 million related to NISCO (Note 8). The Company has outstanding letters of credit totaling approximately $520 million, which includes $500 million related to the Company's tax-exempt and taxable revenue bonds (Note 10). The Company has also acquired surety bonds totaling $42 million primarily due to requirements of various government entities. The Company does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

     Neither the Company nor the counterparties are required to collateralize their obligations under interest rate swaps or caps or over-the-counter derivative commodity agreements. The Company is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off-balance sheet risk of accounting loss for the notional amounts. The Company does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions.

     Management considers the market risk to the Company related to its commodity and interest rate derivatives to be insignificant during the periods presented.

14. LEASES

     The Company leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expires on January 1, 2004; however, the Company may renew the lease until January 31, 2011, the date of its option to purchase the facilities for a nominal amount. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 1998 and 1997. Accumulated amortization related to the leased assets was approximately $102 million and $94 million at December 31, 1998 and 1997, respectively. Amortization is included in depreciation expense.

                          CITGO PETROLEUM CORPORATION

     The Company also has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $34 million in 1998, $39 million in 1997, and $33 million in 1996. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:

                     YEAR                        CAPITAL LEASE   OPERATING LEASES    TOTAL
                     ----                        -------------   ----------------   --------
                                                                 (000'S OMITTED)
1999...........................................    $ 27,375          $ 27,020       $ 54,395
2000...........................................      27,375            22,811         50,186
2001...........................................      27,375            20,393         47,768
2002...........................................      27,375            18,020         45,395
2003...........................................      27,375            13,618         40,993
Thereafter.....................................      36,000            24,018         60,018
                                                   --------          --------       --------
Total minimum lease payments...................     172,875          $125,880       $298,755
                                                                     ========       ========
Amount representing interest...................     (56,289)
                                                   --------
Present value of minimum lease payments........     116,586
Current portion................................      14,660
                                                   --------
                                                   $101,926
                                                   ========

15. FAIR VALUE INFORMATION

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

     The carrying amounts of cash equivalents, restricted cash and variable-rate debt approximate fair values. The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:

                                                        1998                      1997
                                               -----------------------   -----------------------
                                                CARRYING       FAIR       CARRYING       FAIR
                                                 AMOUNT       VALUE        AMOUNT       VALUE
                                               ----------   ----------   ----------   ----------
                                                   (000'S OMITTED)           (000'S OMITTED)
LIABILITIES:
     Short-term bank loans...................  $   37,000   $   37,000   $    3,000   $    3,000
     Long-term debt..........................   1,306,348    1,292,050    1,253,768    1,296,940
DERIVATIVE AND OFF-BALANCE SHEET
  FINANCIAL INSTRUMENTS --
  UNREALIZED LOSSES:
     Interest rate swap agreements...........          --       (2,983)          --       (2,925)
     Guarantees of debt......................          --         (601)          --          (59)
     Letters of credit.......................          --       (2,896)          --       (1,748)
     Surety bonds............................          --         (147)          --         (119)

                          CITGO PETROLEUM CORPORATION

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

16. QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED

     The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

                                                1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.
                                               ----------   ----------   ----------   ----------
                                                                (000'S OMITTED)
1998
Sales........................................  $2,741,694   $2,935,889   $2,718,308   $2,515,830
                                               ==========   ==========   ==========   ==========
Cost of sales and operating expenses.........  $2,555,147   $2,773,602   $2,540,806   $2,470,664
                                               ==========   ==========   ==========   ==========
Net income (loss)............................  $   83,396   $   56,480   $   71,310   $  (17,196)
                                               ==========   ==========   ==========   ==========
1997
Sales........................................  $3,262,726   $3,430,087   $3,555,825   $3,342,665
                                               ==========   ==========   ==========   ==========
Cost of sales and operating expenses.........  $3,177,759   $3,261,419   $3,343,417   $3,237,159
                                               ==========   ==========   ==========   ==========
Net income...................................  $   12,825   $   72,710   $   92,345   $   28,664
                                               ==========   ==========   ==========   ==========

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *3.1           -- Certificate of Incorporation, Certificate of Amendment of
                            Certificate of Incorporation and By-laws of CITGO
                            Petroleum Corporation.
          *4.1           -- Indenture, dated as of May 1, 1996, between CITGO
                            Petroleum Corporation and the First National Bank of
                            Chicago, relating to the 7 7/8% Senior Notes due 2006 of
                            CITGO Petroleum Corporation.
          *4.2           -- Form of Senior Note (included in Exhibit 4.1).
        **10.1           -- Crude Supply Agreement between CITGO Petroleum
                            Corporation and Petroleos de Venezuela, S.A., dated as of
                            September 30, 1986.
        **10.2           -- Supplemental Crude Supply Agreement dated as of September
                            30, 1986 between CITGO Petroleum Corporation and
                            Petroleos de Venezuela, S.A.
        **10.3           -- Crude Oil and Feedstock Supply Agreement dated as of
                            March 31, 1987 between Champlin Refining Company and
                            Petroleos de Venezuela, S.A.
        **10.4           -- Supplemental Crude Oil and Feedstock Supply Agreement
                            dated as of March 31, 1987 between Champlin Refining
                            Company and Petroleos de Venezuela, S.A.
        **10.5           -- Contract for the Purchase/Sale of Boscan Crude Oil dated as of June 2, 1993 between Tradecal, S.A. and CITGO
                            Asphalt Refining Company.
        **10.6           -- Restated Contract for the Purchase/Sale of Heavy/Extra
                            Heavy Crude Oil dated December 28, 1990 among Maraven,
                            S.A., Lagoven, S.A. and Seaview Oil Company.
        **10.7           -- Sublease Agreement dated as of March 31, 1987 between
                            Champlin Petroleum Company, Sublessor, and Champlin
                            Refining Company, Sublease.
        **10.8           -- Operating Agreement dated as of May 1, 1984 among Cit-Con
                            Oil Corporation, CITGO Petroleum Corporation and Conoco,
                            Inc.
        **10.9           -- Amended and Restated Limited Liability Company
                            Regulations of LYONDELL-CITGO Refining Company, Ltd.,
                            dated July 1, 1993.
        **10.10          -- Contribution Agreement between Lyondell Petrochemical
                            Company and LYONDELL-CITGO Refining Company, Ltd. and
                            Petroleos de Venezuela, S.A.
        **10.11          -- Crude Oil Supply Agreement between LYONDELL-CITGO
                            Refining Company, Ltd. and Lagoven, S.A. dated as of May
                            5, 1993.
        **10.12          -- Supplemental Supply Agreement dated as of May 5, 1993
                            between LYONDELL-CITGO Refining Company, Ltd. and
                            Petroleos de Venezuela, S.A.
        **10.13          -- Tax Allocation Agreement dated as of June 24, 1993 among
                            PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum
                            Corporation and PDV USA, Inc., as amended.
        **10.14          -- CITGO Credit Facility.
         *10.15(i)       -- First Amendment to the Second Amended and Restated Senior
                            Term Loan Agreement, by and between CITGO Petroleum
                            Corporation and Bank of America National Trust and
                            Savings Association et al, dated as of February 15, 1994.
         *10.15(ii)      -- Second Amendment to Second Amended and Restated Senior
                            Term Loan Agreement by and among CITGO Petroleum
                            Corporation and Bank of America Illinois et al, dated as
                            of October 21, 1994.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.15(iii)     -- First Amendment to the Second Amended and Restated Senior
                            Revolving Credit Facility Agreement by and among CITGO
                            Petroleum Corporation and Bank of America National Trust
                            and Savings Association et al, dated as of February 15,
                            1994.
         *10.15(iv)      -- Second Amendment to Second Amended and Restated Senior
                            Revolving Credit Facility Agreement by and among CITGO
                            Petroleum Corporation and Bank of America Illinois et al,
                            dated as of October 21, 1994.
         *10.16          -- Master Shelf Agreement (1994) by and between Prudential
                            Insurance Company of America and CITGO Petroleum
                            Corporation ($100,000,000), dated March 4, 1994.
         *10.17(i)       -- Letter Agreement by and between the Company and
                            Prudential Insurance Company of America, dated March 4,
                            1994.
         *10.17(ii)      -- Letter Amendment No. 1 to Master Shelf Agreement with
                            Prudential Insurance company of America, dated November
                            14, 1994.
        **10.18          -- CITGO Senior Debt Securities (1991) Agreement.
         *10.19          -- CITCON Credit Agreement between CITCON Oil Corporation
                            and The Chase Manhattan Bank N.A., as Agent, dated as of
                            April 30, 1992.
         *10.20(i)       -- First Amendment to the CITCON Credit Agreement, between
                            CITCON Oil Corporation and The Chase Manhattan Bank
                            (National Association), dated as of June 30, 1992.
         *10.20(ii)      -- Second Amendment to the CITCON Credit Agreement, between
                            CITCON Oil Corporation and The Chase Manhattan Bank
                            (National Association), dated as of March 31, 1994.
         *10.20(iii)     -- Third Amendment to the CITCON Credit Agreement, between
                            CITCON Oil Corporation and The Chase Manhattan Bank
                            (National Association), dated as of June 10, 1994.
       ***10.21          -- Selling Agency Agreement dated as of October 28, 1997
                            among CITGO Petroleum Corporation, Salomon Brothers Inc.
                            and Chase Securities Inc.
          10.22          -- $150,000,000 Credit Agreement, dated May 13, 1998.
          10.23          -- $400,000,000 Credit Agreement, dated May 13, 1998.
          10.24          -- Limited Partnership Agreement of LYONDELL-CITGO Refining
                            LP, dated December 31, 1998.
          12.1           -- Computation of Ratio of Earnings to Fixed Charges.
          23.1           -- Consent of Independent Auditors.
          27             -- Financial Data Schedule (filed electronically only).

---------------

  * Previously filed in connection with the Registrant's Report on Form 10, Registration No. 333-3226.

 ** Incorporated by reference to the Registration Statement on Form F-1 of PDV
    America, Inc. (No. 33-63742).

*** Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 18, 1997.