Form 10-Q
period 1999-03-31
CITGO PETROLEUM CORP
filed 1999-05-07
CIK 1011746

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-14380

                          CITGO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      73-1173881
         (State or other jurisdiction              (I. R. S. Employer Identification No.)
      of incorporation or organization)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $1.00 PAR VALUE                              1,000
                   (Class)                            (outstanding at April 30, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CITGO PETROLEUM CORPORATION

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................    1
PART I.   FINANCIAL INFORMATION
  Item    Financial Statements (Unaudited)
     1.
          Condensed Consolidated Balance Sheets -- March 31, 1999 and
          December 31, 1998...........................................    2
          Condensed Consolidated Statements of Income -- Three-Month
          Periods Ended March 31, 1999 and 1998.......................    3
          Condensed Consolidated Statement of Shareholder's
          Equity -- Three-Month Period Ended March 31, 1999...........    4
          Condensed Consolidated Statements of Cash
          Flows -- Three-Month Periods Ended March 31, 1999 and
          1998........................................................    5
          Notes to the Condensed Consolidated Financial Statements....    6
  Item    Management's Discussion and Analysis of Financial Condition
     2.   and Results of Operations...................................   10
  Item    Quantitative and Qualitative Disclosures About Market
     3.   Risk........................................................   14
PART II.  OTHER INFORMATION
  Item    Legal Proceedings...........................................   17
     1.
  Item    Exhibits and Reports on Form 8-K............................   18
     6.
SIGNATURES............................................................   19

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          CITGO PETROLEUM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   42,171     $   30,338
  Accounts receivable.......................................     564,393        540,501
  Due from affiliates.......................................      34,824         33,780
  Inventories...............................................     860,777        719,625
  Deferred income taxes.....................................          --         65,234
  Prepaid expenses and other................................      43,235         18,317
                                                              ----------     ----------
          Total current assets..............................   1,545,400      1,407,795
PROPERTY, PLANT AND EQUIPMENT -- Net........................   2,862,591      2,860,427
RESTRICTED CASH.............................................       9,602          9,436
INVESTMENTS IN AFFILIATES...................................     767,131        781,481
OTHER ASSETS................................................     200,272        195,113
                                                              ----------     ----------
                                                              $5,384,996     $5,254,252
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans.....................................  $   40,000     $   37,000
  Accounts payable..........................................     368,537        384,532
  Payables to affiliates....................................     222,133        141,607
  Taxes other than income...................................     277,493        219,642
  Other.....................................................     192,518        209,327
  Current portion of long-term debt.........................      47,078         47,078
  Current portion of capital lease obligation...............      14,660         14,660
                                                              ----------     ----------
          Total current liabilities.........................   1,162,419      1,053,846
LONG-TERM DEBT..............................................   1,187,492      1,259,270
CAPITAL LEASE OBLIGATION....................................     101,926        101,926
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................     204,168        200,281
OTHER NONCURRENT LIABILITIES................................     214,988        219,466
DEFERRED INCOME TAXES.......................................     551,372        543,464
MINORITY INTEREST...........................................      29,972         29,559
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock -- $1.00 par value, 1,000 shares authorized,
     issued and outstanding.................................           1              1
  Additional capital........................................   1,312,616      1,312,616
  Retained earnings.........................................     620,042        533,823
                                                              ----------     ----------
          Total shareholder's equity........................   1,932,659      1,846,440
                                                              ----------     ----------
                                                              $5,384,996     $5,254,252
                                                              ==========     ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
REVENUES:
  Net sales.................................................  $2,229,816   $2,690,570
  Sales to affiliates.......................................      26,650       51,124
                                                              ----------   ----------
                                                               2,256,466    2,741,694
  Equity in earnings of affiliates..........................       9,605       24,888
  Other income (expense) -- net.............................      (2,390)       1,651
                                                              ----------   ----------
                                                               2,263,681    2,768,233
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including purchases
     of $947,499 and $1,109,733 from affiliates)............   2,048,612    2,555,147
  Selling, general and administrative expenses..............      54,161       56,394
  Interest expense, excluding capital lease.................      20,361       20,711
  Capital lease interest charge.............................       3,279        3,649
  Minority interest.........................................         413          (42)
                                                              ----------   ----------
                                                               2,126,826    2,635,859
                                                              ----------   ----------
INCOME BEFORE INCOME TAXES..................................     136,855      132,374
INCOME TAXES................................................      50,636       48,978
                                                              ----------   ----------
NET INCOME..................................................  $   86,219   $   83,396
                                                              ==========   ==========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                             COMMON STOCK
                                            ---------------   ADDITIONAL   RETAINED
                                            SHARES   AMOUNT    CAPITAL     EARNINGS     TOTAL
                                            ------   ------   ----------   --------   ----------
BALANCE, DECEMBER 31, 1998................    1        $1     $1,312,616   $533,823   $1,846,440
Net Income................................   --        --             --     86,219       86,219
                                              --       --     ----------   --------   ----------
BALANCE, MARCH 31, 1999...................    1        $1     $1,312,616   $620,042   $1,932,659
                                              ==       ==     ==========   ========   ==========

           See Notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES........................  $135,357   $191,626
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (55,355)   (52,060)
  Proceeds from sales of property, plant and equipment......       775        201
  (Increase) decrease in restricted cash....................      (166)     5,938
  Loans to LYONDELL-CITGO Refining LP.......................        --     (7,000)
  Proceeds from sale of Petro-Chemical Transport............        --      7,160
  Investments in and advances to other affiliates...........        --     (1,493)
                                                              --------   --------
          Net cash used in investing activities.............   (54,746)   (47,254)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans...................     3,000     77,000
  Net repayments of revolving bank loans....................   (70,000)  (100,000)
  Payments on term bank loans...............................        --     (7,353)
  Dividends paid to Parent (PDV America)....................        --   (110,000)
  Repayments of other debt..................................    (1,778)    (1,778)
                                                              --------   --------
          Net cash used in financing activities.............   (68,778)  (142,131)
                                                              --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................    11,833      2,241
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    30,338     24,363
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 42,171   $ 26,604
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest, net of amounts capitalized...................  $ 12,738   $ 11,183
                                                              ========   ========
     Income taxes...........................................  $    456   $     69
                                                              ========   ========

           See notes to condensed consolidated financial statements.

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)
               THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

1. BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1998 and with respect to the interim three-month periods ended March 31, 1999 and 1998 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, dated March 17, 1999, for additional information.

     The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

2. INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                   (000'S OMITTED)
Refined products............................................   $647,193       $539,675
Crude oil...................................................    154,084        123,927
Materials and supplies......................................     59,500         56,023
                                                               --------       --------
                                                               $860,777       $719,625
                                                               ========       ========

     Inventories at December 31, 1998 were carried at estimated net market value which was $159 million lower than historical cost. At March 31, 1999 estimated net market values exceeded historical cost, and accordingly, no valuation reserve was necessary.

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

3. LONG-TERM DEBT

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                   (000'S OMITTED)
Revolving bank loans........................................  $   95,000     $  165,000
7.875% Senior Notes $200 million face amount, due 2006......     199,784        199,776
Private Placement:
  9.03% Series B Senior Notes due 1999 to 2001..............      85,714         85,714
  9.30% Series C Senior Notes due 1999 to 2006..............      90,909         90,909
Master Shelf Agreement:
  8.55% Senior Notes due 2002...............................      25,000         25,000
  8.68% Senior Notes due 2003...............................      50,000         50,000
  7.29% Senior Notes due 2004...............................      20,000         20,000
  8.59% Senior Notes due 2006...............................      40,000         40,000
  8.94% Senior Notes due 2007...............................      50,000         50,000
  7.17% Senior Notes due 2008...............................      25,000         25,000
  7.22% Senior Notes due 2009...............................      50,000         50,000
Tax Exempt Bonds:
  Pollution control revenue bonds due 2004..................      15,800         15,800
  Port facilities revenue bonds due 2007....................      11,800         11,800
  Louisiana wastewater facility revenue bonds due 2023......       3,020          3,020
  Louisiana wastewater facility revenue bonds due 2024......      20,000         20,000
  Louisiana wastewater facility revenue bonds due 2025......      40,700         40,700
  Louisiana wastewater facility revenue bonds due 2026......      12,000         12,000
  Gulf Coast solid waste facility revenue bonds due 2025....      50,000         50,000
  Gulf Coast solid waste facility revenue bonds due 2026....      50,000         50,000
  Gulf Coast solid waste facility revenue bonds due 2028....      25,000         25,000
  Industrial development facilities revenue bonds due
     2028...................................................      22,200         22,200
  Port of Corpus Christi sewage and solid waste disposal
     revenue bonds due 2026.................................      25,000         25,000
Taxable Bonds:
  Louisiana wastewater facility revenue bonds due 2026......     108,000        108,000
  Gulf Coast environmental facilities revenue bonds due
     2028...................................................     100,000        100,000
Cit-Con bank credit agreement...............................      19,643         21,429
                                                              ----------     ----------
                                                               1,234,570      1,306,348
Current portion of long-term debt...........................     (47,078)       (47,078)
                                                              ----------     ----------
                                                              $1,187,492     $1,259,270
                                                              ==========     ==========

     On April 15, 1999, CITGO issued $25 million of tax exempt revenue bonds due 2029. The proceeds were used to redeem $25 million of the taxable Gulf Coast environmental facilities revenue bonds due 2028.

4. COMMITMENTS AND CONTINGENCIES

     Litigation and Injury Claims -- Various lawsuits and claims arising in the ordinary course of business are pending against the Company. The Company records accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts greater than the Company's accruals, then

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

such determinations could have a material adverse effect on the Company's results of operations in a given reporting period. However, in management's opinion the ultimate resolution of these lawsuits and claims will not exceed, by a material amount, the amount of the accruals and the insurance coverage available to the Company. This opinion is based upon management's and counsel's current assessment of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

     The Oil Chemical and Atomic Workers, Local 7-517 (the "Union") asserted claims in federal court against CITGO, PDVSA, PDV America, PDVMR, UNO-VEN and Unocal pursuant to the Labor Management Relations Act. The Union alleges that CITGO and the other defendants are bound by the terms of a collective bargaining agreement between UNO-VEN and the Union covering certain employees at a refinery in Lemont, Illinois. This refinery was acquired by PDVMR on May 1, 1997 in a transaction involving the former partners of UNO-VEN. Pursuant to an operating agreement with PDVMR, CITGO became the operator of this refinery and employed the substantial majority of the employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but CITGO did not assume the existing labor agreement. The Union sought monetary compensation for certain differences in employee benefits and reinstatement of all of the UNO-VEN benefit plans and to require CITGO to abide by the terms of the collective bargaining agreement between the Union and UNO-VEN. In March 1999, the federal appeals court affirmed the trial court's grant of the motions for summary judgment filed by CITGO and the other defendants. The Union has stated that it will not seek review of this decision by the U.S. Supreme Court. This effectively terminated this matter.

     In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively are not material. There are presently four lawsuits pending against CITGO in federal and state courts alleging property damages, personal injury and punitive damages. The Company expects that additional lawsuits will be filed. A trial in one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

     A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. Trial is scheduled for January 2000. In 1997, CITGO offered to purchase about 275 properties in a neighborhood adjacent to CITGO's Corpus Christi refinery, which were included in the lawsuit. Related to this offer, $15.7 million was expensed in 1997. To date, CITGO has reached agreements to buy all but 15 of such properties, which include settlements of property damage claims, and has offers open to purchase the remaining properties. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996 and are scheduled for trial in 2000.

     Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. Trials in this case are set to begin in the fall of 1999.

     CITGO is among defendants to lawsuits in California and North Carolina alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, is a putative class action on behalf of owners of water wells and other drinking water supplies in the state. Both actions allege that MTBE poses public health risks. Both actions seek damages as well as remediation of the alleged contamination. These

                          CITGO PETROLEUM CORPORATION

                      NOTES TO THE CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

matters are in early stages and there has been no discovery conducted against CITGO. CITGO has denied all of the allegations and is pursuing its defenses.

     Environmental Compliance and Remediation -- CITGO is subject to various federal, state and local environmental laws and regulations which may require CITGO to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by CITGO or other parties. Management believes the Company is in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

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

     Derivative Commodity and Financial Instruments -- CITGO enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. In the three-month period ended March 31, 1999, there was no non-hedging activity.

     CITGO has only limited involvement with other derivative financial instruments and does not currently use them for trading purposes. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 1999, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.6 million. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

5. RELATED PARTY TRANSACTIONS

     As of February 1, 1999, PDVSA Petroleo y Gas, S. A. has reduced deliveries of crude oil to CITGO by approximately 15 percent under the force majeure clauses of its four long-term crude oil supply contracts with CITGO. The Company has been required to obtain alternative sources of crude oil supply in replacement. As a result, CITGO estimates that margins in the quarter ended March 31, 1999 were reduced by an immaterial amount, but due to the complexity of the factors effecting crude oil and refined product prices, it is not possible to forecast future financial impacts of this reduction on CITGO margins. CITGO has been advised by PDVSA Petroleo y Gas, S.A. that effective May 1, 1999, there will be further reductions of deliveries of crude oil under the same force majeure clauses. At this time, it is not possible to forecast the duration of the force majeure.

     In April 1999, the Company declared and paid a $15 million dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the unaudited condensed consolidated financial statements of CITGO included elsewhere herein. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, dated March 17, 1999, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of CITGO.

     In the first quarter ended March 31, 1999, CITGO generated net income of $86.2 million on revenue of $2.3 billion compared to net income of $83.4 million on revenues of $2.8 billion for the same period last year. Gross margin for the first quarter of 1999 benefited from the sale of inventories that were written down by $159 million at December 31, 1998, to reflect market prices at that time. At March 31, 1999, estimated net market value of inventories exceeded historical cost and, accordingly, no write down of inventories was required. (See "Gross margin").

RESULTS OF OPERATIONS

     The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month periods ended March 31, 1999 and 1998:

                        CITGO SALES REVENUES AND VOLUMES

                                                        THREE MONTHS      THREE MONTHS
                                                       ENDED MARCH 31,   ENDED MARCH 31,
                                                       ---------------   ---------------
                                                        1999     1998     1999     1998
                                                       ------   ------   ------   ------
                                                       ($ IN MILLIONS)    (MM GALLONS)
Gasoline.............................................  $1,256   $1,580   3,101    3,159
Jet fuel.............................................     191      204     536      428
Diesel/#2............................................     452      524   1,309    1,158
Asphalt..............................................      26       23      70       52
Petrochemicals and industrial products...............     196      255     577      516
Lubricants and waxes.................................     119      108      68       55
                                                       ------   ------   -----    -----
          Total refined product sales................   2,240    2,694   5,661    5,368
Other sales..........................................      16       48
                                                       ------   ------   -----    -----
          Total sales................................  $2,256   $2,742   5,661    5,368
                                                       ======   ======   =====    =====

     The following table summarizes CITGO's cost of sales and operating expenses for the three-month periods ended March 31, 1999 and 1998:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                               ($ IN MILLIONS)
Crude oil...................................................  $  443     $  482
Refined products............................................   1,289      1,457
Intermediate feedstocks.....................................     122        243
Refining and manufacturing costs............................     193        191
Other operating costs, expenses and inventory changes(1)....       2        182
                                                              ------     ------
          Total cost of sales and operating expenses........  $2,049     $2,555
                                                              ======     ======

---------------

(1) The three months ended March 31, 1999, includes the impact of the inventory valuation reserve of $159 million recorded at December 31, 1998. See "Gross Margin".

     Sales revenues and volumes. Sales decreased $486 million, or approximately 18%, in the three-month period ended March 31, 1999 as compared to the same period in 1998. This was due to a decrease in average sales price of 22% partially offset by an increase in sales volume of 5%. (See CITGO Sales Revenues and Volumes table above.)

     Equity in earnings of affiliates. Equity in earnings of affiliates decreased by $15.3 million for the three-month period as compared to the same period in 1998. The decrease was primarily due to the change in the earnings of LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), CITGO's share of which decreased $15 million, from $19 million in the first three months of 1998 to $4 million in the first three months of 1999. This decrease is due primarily to a reduction of contract crude supply, lower margins on spot purchases and a reduction of production rate due to low margins.

     Other income (expense). Other income (expense) was $(2.4) million for the three-month period ended March 31, 1999 as compared to $1.7 million for the same period in 1998. The difference is primarily due to a $2.7 million gain on the sale of Petro-Chemical Transport in the first quarter of 1998.

     Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $506 million or 20%, in the quarter ended March 31, 1999 as compared to the same period in 1998. (See CITGO Cost of Sales and Operating Expenses table above.)

     CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 63% and 57% of total cost of sales and operating expenses for the first quarters of 1999 and 1998. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total wholesale margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. CITGO anticipates that its purchased refined product volume requirements will continue to meet marketing demands.

     Gross margin. The gross margin for the three-month period ended March 31, 1999 was $208 million, or 9.2%, compared to $187 million, or 6.8%, for the same period in 1998. In the three-month period ended March 31, 1999, the revenue per gallon component declined approximately 22% while the cost per gallon component declined approximately 24%. As a result, the gross margin increased approximately one-tenth of one cent on a per gallon basis in the quarter ended March 31, 1999 compared to the same period in 1998. Inventories at December 31, 1998 had been revalued resulting in a charge of $159 million to the results of operations for the year 1998. The sale of these revalued inventories during the first quarter of 1999 is the principal factor in driving the cost of sales down relative to sales revenue. At March 31, 1999 estimated net market values exceeded historical cost, and accordingly, no valuation reserve was necessary.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the first quarter of 1999 by 4%, from $56 million in the first quarter of 1998 to $54 million in the first quarter of 1999.

     Income taxes. Income taxes reported were based on an effective tax rate of 37% for the three-month periods ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month period ended March 31, 1999, the Company's consolidated net cash provided by operating activities totaled approximately $135 million. Operating cash flows were derived from net income of $86 million and depreciation and amortization of $55 million reduced by changes in other assets and liabilities of $6 million.

     Net cash used in investing activities totaled $55 million for the three-month period ended March 31, 1999 consisting primarily of capital expenditures of $55 million (compared to $52 million for the same period in 1998).

     Net cash used in financing activities totaled $69 million for the three-month period ended March 31, 1999 consisting primarily of $70 million net repayment on revolving bank loans.

     As of March 31, 1999, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $455 million and $135 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

     The Company is in compliance with its obligations under its debt financing arrangements at March 31, 1999.

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

     To mitigate any adverse impact this may cause, CITGO has established a company wide Year 2000 Project ("Project") to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. The Project is proceeding on schedule. In addition, CITGO is updating major elements of its information systems by implementing programs purchased from SAP. The first phase of SAP implementation, which included the financial reporting and materials management systems, was brought into production on January 1, 1998. Additional SAP modules including plant maintenance work order and cost tracking were implemented throughout 1998. The implementation has continued into 1999. The total cost of the SAP implementation is estimated to be approximately $120 million, which includes software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP is implemented. Such systems comprise approximately 80 percent of CITGO's total information systems. The implementation of SAP is 75 percent complete, and is on schedule and on budget as revised through March 31, 1999. Remaining business software systems are expected to be made Year 2000 ready through the Year 2000 Project or they will be replaced.

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

     CITGO has also established a Year 2000 Contingency Planning Team. The strategy for Contingency Planning includes a review and analysis of existing contingency plans for CITGO refineries, terminals, pipelines and other operations, in light of potential Year 2000 issues discovered in the Inventory and Assessment phases of the Project. The Contingency Planning phase will also evaluate and implement changes to the existing contingency plans. Contingency plans based on this process are scheduled to be written in phases, with completion scheduled for June 30, 1999. Additional planning is underway for the Remediation phase of the Project. Remediation has begun and includes technical analysis, testing and, if necessary, retrofitting or replacement of systems and equipment determined to be incapable of reliable operations in the Year 2000. Target for substantial completion of the Remediation phase is August 1, 1999. The final phase of the Project, Readiness, is being conducted concurrently with other Project phases. As systems, equipment, processes and business relationships are determined and documented as Year 2000 ready, Project resources are being shifted to pursue Readiness in remaining areas of the enterprise.

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

     Costs. The estimated total cost of the Project is not expected to exceed $25 million, down from an original estimate of $35 million. The reduction is due to less than expected need for remediation of embedded systems and refinements in expense estimates. This estimate does not include CITGO's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which CITGO participates but is not the managing partner or operator. The total amount expended through March 31, 1999 was approximately $7.2 million. Approximately 65% of these expenditures were for internal costs to conduct the company-wide Inventory and Assessment phases of the Project. The remaining 35% of the cost was primarily for consultants in the specialized areas of Project Management, Contingency Planning, Information Technology, Database Administration and Operations Analysis, as well as fees paid to third parties for Quality Assessment analysis of Project organization and methodology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at March 31, 1999, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

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

                       NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 1999

                                                 MATURITY   VOLUMES OF   CONTRACT   MARKET
                                DERIVATIVE         DATE     CONTRACTS    VALUE(2)   VALUE
                                ----------       --------   ----------   --------   ------
                                                                          ($ IN MILLIONS)
No Lead Gasoline(1).......  Futures Purchased      1999         44          $1        $1
                            Futures Sold           1999         25          $1        $1
Heating Oil(1)............  Futures Purchased      1999        117          $2        $2
                            Futures Sold           1999         25          $0        $0
                            OTC Caps Purchased     1999         60          $0        $0
Natural Gas(3)............  Futures Purchased      1999        150          $3        $3

---------------

     (1) 1000 barrels per contract

     (2) Weighted average price

     (3) 10,000 mmbtu per contract

     Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At March 31, 1999, CITGO's primary exposures were to U.S. dollar LIBOR and U.S. Treasury rates.

     For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                     NON TRADING INTEREST RATE DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 1999

                                                                                NOTIONAL
                                                 EXPIRATION     FIXED RATE      PRINCIPAL
VARIABLE RATE INDEX                                 DATE           PAID          AMOUNT
-------------------                              ----------     ----------   ---------------
                                                                             ($ IN MILLIONS)
One-month LIBOR...............................  May 2000           6.28%           $25
J.J. Kenny....................................  May 2000           4.72%            25
J.J. Kenny....................................  February 2005      5.30%            12
J.J. Kenny....................................  February 2005      5.27%            15
J.J. Kenny....................................  February 2005      5.49%            15
                                                                                   ---
                                                                                   $92
                                                                                   ===

     The fair value of the interest rate swap agreements in place at March 31, 1999, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $3.6 million.

     For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                 LONG-TERM DEBT
                               AT MARCH 31, 1999

                                                                                         EXPECTED
                                      FIXED        AVERAGE FIXED      VARIABLE       AVERAGE VARIABLE
EXPECTED MATURITIES                 RATE DEBT      INTEREST RATE      RATE DEBT       INTEREST RATE
-------------------              ---------------   -------------   ---------------   ----------------
                                 ($ IN MILLIONS)                   ($ IN MILLIONS)
1999...........................       $ 40             9.11%            $ 45               5.11%
2000...........................         40             9.11%               7               5.51%
2001...........................         40             9.11%               7               5.78%
2002...........................         36             8.78%              --               5.88%
2003...........................         61             8.79%              95               5.98%
Thereafter.....................        422             8.02%             481               6.15%
                                      ----             ----             ----               ----
          Total................       $639             8.34%            $635               6.04%
                                      ====             ====             ====               ====
Fair Value.....................       $616                              $635
                                      ====                              ====

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Various lawsuits and claims arising in the ordinary course of business are pending against the Company. The Company records accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts greater than the Company's accruals, then such determinations could have a material adverse effect on the Company's results of operations in a given reporting period. However, in management's opinion the ultimate resolution of these lawsuits and claims will not exceed, by a material amount, the amount of the accruals and the insurance coverage available to the Company. This opinion is based upon management's and counsel's current assessment of these lawsuits and claims. The most significant lawsuits and claims are discussed below.

     The Oil Chemical and Atomic Workers, Local 7-517 (the "Union") asserted claims in federal court against CITGO, PDVSA, PDV America, PDVMR, UNO-VEN and Unocal pursuant to the Labor Management Relations Act. The Union alleges that CITGO and the other defendants are bound by the terms of a collective bargaining agreement between UNO-VEN and the Union covering certain employees at a refinery in Lemont, Illinois. This refinery was acquired by PDVMR on May 1, 1997 in a transaction involving the former partners of UNO-VEN. Pursuant to an operating agreement with PDVMR, CITGO became the operator of this refinery and employed the substantial majority of the employees previously employed by UNO-VEN pursuant to its initial terms and conditions of employment, but CITGO did not assume the existing labor agreement. The Union sought monetary compensation for certain differences in employee benefits and reinstatement of all of the UNO-VEN benefit plans and to require CITGO to abide by the terms of the collective bargaining agreement between the Union and UNO-VEN. In March 1999, the federal appeals court affirmed the trial court's grant of the motions for summary judgment filed by CITGO and the other defendants. The Union has stated that it will not seek review of this decision by the U.S. Supreme Court. This effectively terminated this matter.

     In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively are not material. There are presently four lawsuits pending against CITGO in federal and state courts alleging property damages, personal injury and punitive damages. The Company expects that additional lawsuits will be filed. A trial in one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

     A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. Trial is scheduled for January 2000. In 1997, CITGO offered to purchase about 275 properties in a neighborhood adjacent to CITGO's Corpus Christi refinery, which were included in the lawsuit. Related to this offer, $15.7 million was expensed in 1997. To date, CITGO has reached agreements to buy all but 15 of such properties, which include settlements of property damage claims, and has offers open to purchase the remaining properties. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996 and are scheduled for trial in 2000.

     Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. Trials in this case are set to begin in the fall of 1999.

     CITGO is among defendants to lawsuits in California and North Carolina alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, is a putative class action on behalf of owners of water wells and other drinking water supplies in the state. Both actions allege that MTBE poses public health risks. Both actions seek damages as well as remediation of the alleged contamination. These matters are in early stages and there has been no discovery conducted against CITGO. CITGO has denied all of the allegations and is pursuing its defenses.

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

Date: May 7, 1999