Form 10-Q
period 1999-06-30
CITGO PETROLEUM CORP
filed 1999-08-11
CIK 1011746

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 1999

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

         ONE WARREN PLACE, 6100 SOUTH YALE AVENUE, TULSA, OKLAHOMA 74136
         ---------------------------------------------------------------
         (Address of principal executive office)              (Zip Code)

                                 (918) 495-4000
                                 --------------
              (Registrant's telephone number, including area code)


                                      N. A.
        ----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Common Stock, $1.00 par value                        1,000
         -----------------------------                        -----
                   (Class)                       (outstanding at July 31, 1999)

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                    PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS........................................................1

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998..............2

           Condensed Consolidated Statements of Income - Three-Month and Six-Month
           Periods Ended June 30, 1999 and 1998.....................................................3

           Condensed Consolidated Statement of Shareholder's Equity - Six-Month Period
           Ended June 30, 1999......................................................................4

           Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended
           June 30, 1999 and 1998...................................................................5

           Notes to the Condensed Consolidated Financial Statements.................................6

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................................11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................17

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings.......................................................................19

   Item 5. Other Information.......................................................................21

   Item 6. Exhibits and Reports on Form 8-K........................................................21

SIGNATURES.........................................................................................22

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           JUNE 30,        DECEMBER 31,
                                                                                            1999               1998
                                                                                         (UNAUDITED)
                                                                                         ------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                $   31,650          $   30,338
Accounts receivable - net                                                                   764,109             540,501
Due from affiliates                                                                          43,974              33,780
Inventories                                                                                 938,203             719,625
Deferred income taxes                                                                         4,349              65,234
Prepaid expenses and other                                                                   16,724              18,317
                                                                                         ----------          ----------
Total current assets                                                                      1,799,009           1,407,795

PROPERTY, PLANT AND EQUIPMENT - net                                                       2,872,845           2,860,427

RESTRICTED CASH                                                                               9,690               9,436

INVESTMENTS IN AFFILIATES                                                                   746,832             781,481

OTHER ASSETS                                                                                207,220             195,113
                                                                                         ----------          ----------
                                                                                         $5,635,596          $5,254,252
                                                                                         ==========          ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Short-term bank loans                                                                    $  134,000          $   37,000
Accounts payable                                                                            606,223             384,532
Payables to affiliates                                                                      237,382             141,607
Taxes other than income                                                                     217,350             219,642
Other                                                                                       157,625             209,327
Current portion of long-term debt                                                            47,078              47,078
Current portion of capital lease obligation                                                  15,484              14,660
                                                                                         ----------          ----------
Total current liabilities                                                                 1,415,142           1,053,846

LONG-TERM DEBT                                                                            1,190,713           1,259,270

CAPITAL LEASE OBLIGATION                                                                     93,972             101,926

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                 208,001             200,281

OTHER NONCURRENT LIABILITIES                                                                208,688             219,466

DEFERRED INCOME TAXES                                                                       546,575             543,464

MINORITY INTEREST                                                                            29,953              29,559

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                   1                   1
Additional capital                                                                        1,312,616           1,312,616
Retained earnings                                                                           629,935             533,823
                                                                                         ----------          ----------
Total shareholder's equity                                                                1,942,552           1,846,440
                                                                                         ----------          ----------
                                                                                         $5,635,596          $5,254,252
                                                                                         ==========          ==========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS                           SIX MONTHS
                                                                         ENDED JUNE 30,                       ENDED JUNE 30,
                                                                         --------------                       --------------
                                                                   1999              1998             1999                  1998
                                                               -----------        -----------      -----------        -----------
REVENUES:
  Net sales                                                    $ 3,112,862        $ 2,904,609      $ 5,342,678        $ 5,595,179
  Sales to affiliates                                               40,376             31,280           67,026             82,404
                                                               -----------        -----------      -----------        -----------
                                                                 3,153,238          2,935,889        5,409,704          5,677,583
  Equity in earnings (losses) of affiliates                        (12,824)            12,722           (3,219)            37,610
  Other income (expense) - net                                      (1,524)            (1,825)          (3,914)              (174)
                                                               -----------        -----------      -----------        -----------
                                                                 3,138,890          2,946,786        5,402,571          5,715,019

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including purchases
    of $1,331,092, $1,123,201, $2,278,591 and $2,232,934
    from affiliates)                                             3,037,583          2,773,602        5,086,195          5,328,749
  Selling, general and administrative expenses                      56,343             57,886          110,504            114,280
  Interest expense, excluding capital lease                         20,184             21,597           40,545             42,308
  Capital lease interest charge                                      3,279              3,648            6,558              7,297
  Minority interest                                                    (19)               402              394                360
                                                               -----------        -----------      -----------        -----------
                                                                 3,117,370          2,857,135        5,244,196          5,492,994
                                                               -----------        -----------      -----------        -----------


INCOME BEFORE INCOME TAXES                                          21,520             89,651          158,375            222,025

INCOME TAXES                                                        (3,373)            33,171           47,263             82,149
                                                               -----------        -----------      -----------        -----------
NET INCOME                                                     $    24,893        $    56,480      $   111,112        $   139,876
                                                               ===========        ===========      ===========        ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                      COMMON STOCK             ADDITIONAL            RETAINED
                                 SHARES          AMOUNT          CAPITAL             EARNINGS               TOTAL
                                 ------          ------          -------             --------               -----
BALANCE, DECEMBER 31, 1998          1          $       1       $ 1,312,616         $   533,823           $ 1,846,440

Net Income                         --                 --                --             111,112               111,112

Dividend to Parent                 --                 --                --             (15,000)              (15,000)
                                 ------        ---------       -----------         -----------           -----------
BALANCE, JUNE 30, 1999              1          $       1       $ 1,312,616         $   629,935           $ 1,942,552
                                 ======        =========       ===========         ===========           ===========



See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                       --------------
                                                                     1999        1998
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                              $ 124,761    $ 202,255
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (110,770)    (100,292)
  Proceeds from sales of property, plant and equipment                  973        1,445
  (Increase) decrease in restricted cash                               (254)       5,926
  Loans to LYONDELL-CITGO Refining LP                               (17,000)      (7,000)
  Proceeds from sale of Petro-Chemical Transport                         --        7,160
  Investments in and advances to other affiliates                    (2,712)      (2,555)
                                                                  ---------    ---------
            Net cash used in investing activities                  (129,763)     (95,316)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans                            97,000       22,000
  Net repayments of revolving bank loans                            (65,000)     (15,000)
  Payments on term bank loans                                            --      (14,705)
  Proceeds from issuance of tax-exempt bonds                         25,000       25,000
  Payments on taxable bonds                                         (25,000)          --
  Dividends paid to Parent (PDV America)                            (15,000)    (110,000)
  Payments of capital lease obligations                              (7,130)      (6,390)
  Repayments of other debt                                           (3,556)      (3,556)
                                                                  ---------    ---------
            Net cash provided by (used in) financing activities       6,314     (102,651)
                                                                  ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                 1,312        4,288

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       30,338       24,363
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  31,650    $  28,651
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
        Interest, net of amounts capitalized                      $  47,837    $  50,001
                                                                  =========    =========
        Income taxes, net of refund of $30,000 in 1999            $ (28,080)   $  43,083
                                                                  =========    =========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1998 and with respect to the interim three-month and six-month periods ended June 30, 1999 and 1998 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments with the exception of the tax matter described in Footnote 5, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, dated March 17, 1999, for additional information.

         The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

2.       INVENTORIES

         Inventories, primarily at LIFO, consist of the following:



                                        JUNE 30,             DECEMBER 31,
                                          1999                   1998
                                      (UNAUDITED)
                                      -----------            ------------
                                               (000's omitted)
            Refined products           $ 717,610              $ 539,675
            Crude oil                    163,582                123,927
            Materials and supplies        57,011                 56,023
                                       ---------              ---------
                                       $ 938,203              $ 719,625
                                       =========              =========


         Inventories at December 31, 1998 were carried at estimated net market value which was $159 million lower than historical cost. At June 30, 1999 estimated net market values exceeded historical cost, and accordingly, no write-down was necessary.

3.       LONG-TERM DEBT



                                                           JUNE 30,       DECEMBER 31,
                                                             1999             1998
                                                          (UNAUDITED)
                                                          ---------------------------
                                                                (000'S OMITTED)
Revolving bank loans                                      $   100,000    $   165,000

7.875% Senior Notes, $200 million face amount, due 2006       199,791        199,776

Private Placement Senior Notes, due from 1999 to 2006
with interest rates from 9.03% to 9.30%                       176,623        176,623

Master Shelf Agreement Senior Notes, due from 2002 to
2009 with interest rates from 7.17% to 8.94%                  260,000        260,000

Tax Exempt Bonds, due from 2004 to 2029 with variable
interest rates                                                300,520        275,520

Taxable Bonds, due 2026 to 2028 with variable
interest rates                                                183,000        208,000

Cit-Con bank credit agreement                                  17,857         21,429
                                                          -----------    -----------
                                                            1,237,791      1,306,348
Current portion of long-term debt                             (47,078)       (47,078)
                                                          -----------    -----------
                                                          $ 1,190,713    $ 1,259,270
                                                          ===========    ===========

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

         In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident pending against CITGO in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

         A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. Trial is scheduled for January 2000. CITGO has contracted to purchase approximately 267 properties that were included in the lawsuit and are in a neighborhood adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. CITGO has offers open to purchase the remaining eight properties in the neighborhood. Related to this purchase, $15.7 million was expensed in 1997. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996, one of which is scheduled for trial in 2000; a trial date for the other case has not been set.

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

         ENVIRONMENTAL COMPLIANCE AND REMEDIATION - CITGO is subject to various federal, state and local environmental laws and regulations which may require CITGO to take action to correct or improve the effects on the environment of prior disposal or release of petroleum substances by CITGO or other parties. Management believes the Company is in compliance with these laws and regulations in all material aspects. Maintaining compliance with environmental laws and regulations in the future could require significant capital expenditures and additional operating costs.

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

         In July 1997, the Texas Natural Resources Conservation Commission ("TNRCC") issued a Preliminary Report and Petition alleging that CITGO violated TNRCC rules relating to operation of a hazardous waste management unit without a permit and recommended a penalty of $699,200. The TNRCC later expanded the alleged violations to include alleged unauthorized emissions to the atmosphere and alleged unauthorized discharges to waters of the state. CITGO has settled all of these matters by entering into an Agreed Order with the TNRCC, which required the payment of a penalty of $325,000, implementation of an approved Supplemental Environmental Project at a cost of $325,000 and compliance with terms and conditions of the order.

         In June 1999, CITGO Petroleum Corporation and numerous other industrial companies received notice from the U.S. Environmental Protection Agency, Region VI, ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it intends to conduct a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRP's may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter. CITGO does not believe its potential exposure in this matter is material.

         Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service station sites and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

         DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - CITGO enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. In the six-month period ended June 30, 1999, there was no non-hedging activity.

         CITGO has only limited involvement with other derivative financial instruments and does not currently use them for trading purposes. CITGO has entered into various interest rate swap and cap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 1999, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.4 million. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

         The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

5.       INCOME TAXES

         The effective tax rate for the current year is unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last IRS audit. During the years under audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns in the event the deductions were denied on audit. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.

6.       RELATED PARTY TRANSACTIONS

         As of February 1, 1999, PDVSA Petroleo y Gas, S. A. reduced deliveries of crude oil to CITGO by approximately 15 percent under the force majeure clauses of its two long-term crude oil supply contracts related to CITGO's fuels refineries. Effective May 1, 1999, the reduction percentage increased to approximately 20 percent related to those contracts. With respect to the two long-term crude oil supply contracts related to CITGO's asphalt refineries, there were no reductions in deliveries during the first quarter of 1999, but during the second quarter 1999, PDVSA Petroleo y Gas, S.A. reduced deliveries to CITGO by approximately 40 percent. The Company has been required to obtain alternative sources of crude oil supply in replacement. As a result, CITGO estimates that the cost of crude oil purchased in the three months and six months ended June 30, 1999 increased by $13 million and $17 million, respectively, from what would have otherwise been the case. Due to the complexity of the factors affecting crude oil and refined product prices, it is not possible to forecast future financial impacts of these reduced deliveries of crude oil on CITGO crude oil costs. Additionally, it is not possible to forecast the duration of the force majeure at this time.

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

         In the quarter ended June 30, 1999, CITGO generated net income of $24.9 million on revenue of $3.1 billion compared to net income of $56.5 million on revenue of $2.9 billion for the same period last year. In the six-month period ended June 30, 1999, CITGO generated net income of $111.1 million on revenue of $5.4 billion compared to net income of $139.9 million on revenue of $5.7 billion for the same period last year. Gross margin for the first six months of 1999 benefited from the sale of inventories that were written down by $159 million at December 31, 1998, to reflect market prices at that time. At June 30, 1999, estimated net market value of inventories exceeded historical cost and, accordingly, no write down of inventories was required. (See "Gross margin").

         In June 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. (See PART II, Item 5. Other Information)

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month and six-month periods ended June 30, 1999 and 1998:


                        CITGO SALES REVENUES AND VOLUMES


                                           THREE MONTHS      SIX MONTHS        THREE MONTHS      SIX MONTHS
                                          ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                          --------------    --------------    --------------    --------------
                                          1999     1998     1999     1998      1999    1998     1999    1998
                                         ------   ------   ------   ------    ------   -----   ------   ------
                                         ($ in millions)   ($ in millions)     (MM gallons)     (MM gallons)
Gasoline                                 $1,878   $1,736   $3,134   $3,316    3,386    3,361    6,487    6,520

Jet fuel                                    238      210      429      414      535      456    1,071      884

Diesel/#2                                   560      500    1,012    1,024    1,293    1,212    2,602    2,370

Asphalt                                      93       87      119      110      227      228      297      280

Petrochemicals and industrial products      236      217      432      472      469      561    1,046    1,077

Lubricants and waxes                        122      117      241      225       75       60      143      115
                                         ------   ------   ------   ------    -----    -----   ------   ------
        Total refined product sales       3,127    2,867    5,367    5,561    5,985    5,878   11,646   11,246

Other sales                                  26       69       43      117
                                         ------   ------   ------   ------    -----    -----   ------   ------
        Total sales                      $3,153   $2,936   $5,410   $5,678    5,985    5,878   11,646   11,246
                                         ======   ======   ======   ======    =====    =====   ======   ======

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month and six-month periods ended June 30, 1999 and 1998:

                   CITGO COST OF SALES AND OPERATING EXPENSES


                                                             Three Months       Six Months
                                                            Ended June 30,    Ended June 30,
                                                            ---------------   ---------------
                                                             1999     1998     1999     1998
                                                            ------   ------   ------   ------
                                                            ($ in millions)   ($ in millions)
Crude oil                                                   $  680   $  512   $1,123   $  994
Refined products                                             1,859    1,732    3,148    3,189
Intermediate feedstocks                                        183      219      305      462
Refining and manufacturing costs                               203      197      396      388
Other operating costs, expenses and inventory changes (1)      113      114      114      296
                                                            ------   ------   ------   ------
       Total cost of sales and operating expenses           $3,038   $2,774   $5,086   $5,329
                                                            ======   ======   ======   ======

(1) The six months ended June 30, 1999, includes the impact of the inventory write down of $159 million recorded at December 31, 1998. See "Gross Margin".

         Sales revenues and volumes. Sales increased $217 million, or approximately 7%, in the three-month period ended June 30, 1999 as compared to the same period in 1998. This was due to an increase in average sales price of 5% and an increase in sales volume of 2%. Sales decreased $268 million, or approximately 5%, in the six-month period ended June 30, 1999 as compared to the same period in 1998. This was due to a decrease in average sales price of 7% partially offset by an increase in sales volume of 4%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates decreased by $25.5 million for the three-month period and decreased by $40.8 million for the six-month period as compared to the same period in 1998. The decrease was primarily due to the change in the earnings of LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), CITGO's share of which decreased $42 million, from $28 million in the first six months of 1998 to $(14) million in the first six months of 1999. This decrease was due primarily to a reduction of contract crude supply, lower margins on crude oil purchased in the spot market and costs and lower operating rates related to operating unit outages.

         Other income (expense). Other income (expense) was $(3.9) million for the six-month period ended June 30, 1999 as compared to ($0.2) million for the same period in 1998. The difference was primarily due to a $2.7 million gain on the sale of Petro-Chemical Transport in the first six months of 1998.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $264 million or 10%, in the quarter ended June 30, 1999 and decreased $243 or 5% in the six-month period ended June 30, 1999 as compared to the same period in 1998. As a result of the invocation of the force majeure clause in its crude oil supply contracts, CITGO estimates that the cost of crude oil purchased in the three months and six months ended June 30, 1999 increased by $13 million and $17 million, respectively, from what would have otherwise been the case. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 61% and 62% of total cost of sales and operating expenses for the second quarters of 1999 and 1998, respectively, and 62% and 60% for the first six months of 1999 and 1998, respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total wholesale margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control.

         Gross margin. The gross margin for the three-month period ended June 30, 1999 was $116 million, or 3.7%, compared to $162 million, or 5.5%, for the same period in 1998. The gross margin for the six-month period ended June 30, 1999 was $324 million, or 6.0%, compared to $349 million, or 6.1%, for the same period in 1998. In the three-month period ended June 30, 1999, the revenue per gallon component increased approximately 5% while the cost per gallon component increased approximately 7%. As a result, the gross margin decreased approximately eight-tenths of one cent on a per gallon basis in the three-month period ended June 30, 1999 compared to the same period in 1998. In the six-month period ended June 30, 1999, the revenue per gallon component declined approximately 8% and the cost per gallon component also declined approximately 8%. As a result, the gross margin decreased approximately three-tenths of one cent on a per gallon basis in the six-month period ended June 30, 1999 compared to the same period in 1998.

         Income taxes. Income taxes reported were based on an effective tax rate of 29.8% for the six-month period ended June 30, 1999, as compared to 37% for the comparable period in 1998. The effective tax rate for the current year is unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last IRS audit. During the years under audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns in the event the deductions were denied on audit. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         For the six-month period ended June 30, 1999, the Company's consolidated net cash provided by operating activities totaled approximately $125 million. Operating cash flows were derived from net income of $111 million and depreciation and amortization of $110 million reduced by changes in other assets and liabilities of $96 million. The more significant changes in other items included an increase in notes and accounts receivable (including amounts due from affiliates) of $241 million and an increase in inventories of $219 million offset by an increase in current liabilities of $265 million, an increase in deferred income taxes of $64 million and a decrease in affiliates earnings of $40 million.

         Net cash used in investing activities totaled $127 million for the six-month period ended June 30, 1999 consisting primarily of capital expenditures of $111 million (compared to $100 million for the same period in 1998) and loans to LYONDELL-CITGO of $17 million.

         Net cash provided by financing activities totaled $6 million for the six-month period ended June 30, 1999 consisting primarily of $97 million from short term borrowings offset by net repayment on revolving bank loans of $65 million and a $15 million dividend to parent.

         As of June 30, 1999, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $450 million and $51 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining

$400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

         The Company is in compliance with its obligations under its debt financing arrangements at June 30, 1999.

NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The company has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2001.

YEAR 2000 READINESS

         General. The inability of computers, software and other equipment using microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         To mitigate any adverse impact this may cause, CITGO has established a company wide Year 2000 Project ("Project") to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. The Project is proceeding on schedule. In addition, CITGO is updating major elements of its information systems by implementing programs purchased from SAP. The first phase of SAP implementation, which included the financial reporting and materials management modules, was brought into production on January 1, 1998. Additional SAP modules including plant maintenance work order and cost tracking were implemented throughout 1998. The light oils product scheduling, inventory and billing module and human resources module were brought into production on June 1 and July 1, 1999, respectively. The total cost of the SAP implementation is estimated to be approximately $125 million, which includes software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP is implemented. Such systems comprise approximately 80 percent of CITGO's total information systems. The implementation of SAP is 90 percent complete, and is on schedule and on budget as revised through June 30, 1999. Remaining business software systems are expected to be made Year 2000 ready through the Year 2000 Project or they will be replaced.

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

         The Inventory and Assessment of Critical Equipment, Software and Relationships phase of the Project has been completed. CITGO now requires that all new contracts with vendors, suppliers, or business partners include a clause covering Year 2000 readiness. CITGO also seeks evidence of Year 2000 readiness from service providers prior to procuring new services.

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

         CITGO has established a Year 2000 Contingency Planning Team. The strategy for Contingency Planning included a review and analysis of existing contingency plans for CITGO refineries, terminals, pipelines and other operations, in light of potential Year 2000 issues discovered in the Inventory and Assessment phases of the Project. The Contingency Planning phase has also evaluated and implemented changes to the existing contingency plans. Contingency plans based on this process were completed for mission critical items and external providers as of June 30, 1999. Remediation continues and includes technical analysis, testing and, if necessary, retrofitting or replacement of systems and equipment determined to be incapable of reliable operations in the Year 2000. As of August 1, 1999, the Remediation phase was substantially complete. The final phase of the Project, Readiness, is being conducted concurrently with other Project phases. As systems, equipment, processes and business relationships are determined and documented as Year 2000 ready, Project resources are being shifted to pursue Readiness in remaining areas of the enterprise.

         The following is CITGO's definition of Year 2000 Readiness:

o Correctly and accurately handle date information before, during and after midnight, December 31, 1999.
o Function correctly and accurately, and without disruption, before, during and after January 1, 2000.
o Respond to two-digit year date input in a way that resolves ambiguity as to the century in a disclosed, defined and predetermined manner.
o    Process all date data to reflect the year 2000 as a leap year.
o Correctly and accurately recognize and process any date with a year specified as "99" and "00".

         Costs. The estimated total cost of the Project is not expected to exceed $20 million, down from an original estimate of $35 million. The reduction is due to less than expected need for remediation of embedded systems and refinements in expense estimates. This estimate does not include CITGO's potential share of Year 2000 costs that may be incurred by partnerships and joint ventures in which

CITGO participates but is not the managing partner or operator. The total amount expended through June 30, 1999 was approximately $10 million. Approximately 51% of these expenditures were for internal costs to conduct the various phases of the project. Approximately 27% were primarily for consultants in the specialized areas of Project Management, Contingency Planning, Information Technology, Database Administration and Operations Analysis, as well as fees paid to third parties for Quality Assessment analysis of Project organization and methodology. The remaining 22% were for actual remediation of critical items, systems, and external providers, as well as contingency planning and testing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at June 30, 1999, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

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


                        NON TRADING COMMODITY DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 1999


                                                        MATURITY     NUMBER OF     CONTRACT     MARKET
    COMMODITY                DERIVATIVE                   DATE       CONTRACTS     VALUE (2)    VALUE
    ---------                ----------                 --------     ---------     ---------    ------
                                                                                     ($ in millions)
                                                                                     ---------------
No Lead Gasoline (1)      Futures Purchased               1999          5           $0.1        $0.1
                          Futures Sold                    1999          25          $0.5        $0.6

Heating Oil (1)           Futures Purchased               1999         242          $4.7        $5.0
                          Futures Purchased               2000          12          $0.2        $0.3
                          Futures Sold                    1999          50          $1.0        $1.0
                          OTC Swaps                       1999          14          $0.3        $0.3
                          OTC Swaps                       2000          17          $0.3        $0.4

Natural Gas (3)           Futures Purchased               1999          79          $1.6        $2.0


(1)   1000 barrels per contract
(2)   Weighted average price
(3)   10,000 mmbtu per contract

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At June 30, 1999, CITGO's primary exposures were to U.S. dollar LIBOR and U.S. Treasury rates.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 1999

                                                                       NOTIONAL
                           EXPIRATION            FIXED RATE           PRINCIPAL
 VARIABLE RATE INDEX         DATE                  PAID                AMOUNT
 -------------------       ----------            ----------           ---------
                                                                    ($ in millions)
One-month LIBOR            May 2000                6.28%              $ 25
J.J. Kenny                 May 2000                4.72%                25
J.J. Kenny                 February 2005           5.30%                12
J.J. Kenny                 February 2005           5.27%                15
J.J. Kenny                 February 2005           5.49%                15
                                                                      ----
                                                                      $ 92
                                                                      ====

         The fair value of the interest rate swap agreements in place at June 30, 1999, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.4 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                                AT JUNE 30, 1999

                                                                                EXPECTED
                                 FIXED      AVERAGE FIXED        VARIABLE    AVERAGE VARIABLE
  EXPECTED MATURITIES          RATE DEBT    INTEREST RATE        RATE DEBT    INTEREST RATE
  -------------------          ---------    -------------        ---------   ----------------
                            ($ in millions)                  ($ in millions)
          1999                  $ 40           9.11%            $ 138            5.49%
          2000                    40           9.11%                7            6.05%
          2001                    40           9.11%                7            6.47%
          2002                    36           8.78%                -            6.60%
          2003                    61           8.79%              100            6.70%
       Thereafter                422           8.02%              481            6.81%
                               -----           -----             ----            -----
         Total                 $ 639           8.34%            $ 733            6.54%
                               =====           =====            =====            =====
       Fair Value              $ 617                            $ 733
                               =====                            =====

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

     In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident pending against CITGO in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

     A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. Trial is scheduled for January 2000. CITGO has contracted to purchase approximately 267 properties that were included in the lawsuit and are in a neighborhood adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. CITGO has offers open to purchase the remaining eight properties in the neighborhood. Related to this purchase, $15.7 million was expensed in 1997. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996, one of which is scheduled for trial in 2000; a trial date for the other case has not been set.

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

ITEM 5.  OTHER INFORMATION

     On June 29, 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico, and Saudi Arabia.

     These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC") determines that the merchandise has been sold to the United States at dumped prices or has benefited from countervailable subsidies, and (2) the U.S. International Trade Commission ("ITC") determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed.

     On August 9, 1999 the DOC dismissed the petitions and terminated the antidumping and countervailing duty investigations because the petitioners did not have the required industry support. Consequently, no further action will be taken by the DOC or the ITC. The petitioners have stated that they may appeal this decision to the U.S. Court of International Trade.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

         Exhibit No.                  Description
         -----------                  -----------
             27          Financial Data Schedule (filed electronically only)

 (b)     Reports on Form 8-K:

                None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CITGO PETROLEUM CORPORATION



Date:   August 11, 1999                            /s/ R. M. Bright
                                          -------------------------------------
                                                       R. M. Bright
                                          Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX



         Exhibit No.          Description
         -----------          -----------
             27          Financial Data Schedule (filed electronically only)