Form 10-Q
period 1999-09-30
CITGO PETROLEUM CORP
filed 1999-11-12
CIK 1011746

================================================================================

                            United States of America

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________
                         Commission file number 1-14380

                           CITGO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                          73-1173881
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            One Warren Place,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
      during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
                         past 90 days. Yes [X ] No [ ]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $1.00 par value                        1,000
               (Class)                       (outstanding at October 31, 1999)


================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                                    PAGE


FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................................................................1

    PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998........................2

              Condensed Consolidated Statements of Income - Three-Month and Nine-Month
              Periods ended September 30, 1999 and 1998...............................................................3

              Condensed Consolidated Statement of Shareholder's Equity - Nine-Month Period
              Ended September 30, 1999................................................................................4

              Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended
              September 30, 1999 and 1998.............................................................................5

              Notes to the Condensed Consolidated Financial Statements................................................6

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................................12

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................................18

   PART II.   OTHER INFORMATION

    Item 1.   Legal Proceedings......................................................................................20

    Item 6.   Exhibits and Reports on Form 8-K.......................................................................21

SIGNATURES...........................................................................................................22

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Year 2000 matters, capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate", "estimate", "prospect" and similar expressions are used to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although CITGO believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                           1999               1998
                                                                                       (UNAUDITED)
                                                                                     -----------------   ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $   27,394         $   30,338
  Accounts receivable - net                                                                895,830            540,501
  Due from affiliates                                                                       36,445             33,780
  Inventories                                                                            1,064,552            719,625
  Deferred income taxes                                                                      4,801             65,234
  Prepaid expenses and other                                                                10,285             18,317
                                                                                        ----------         ----------
         Total current assets                                                            2,039,307          1,407,795

PROPERTY, PLANT AND EQUIPMENT - net                                                      2,870,738          2,860,427

RESTRICTED CASH                                                                              2,977              9,436

INVESTMENTS IN AFFILIATES                                                                  714,327            781,481

OTHER ASSETS                                                                               208,990            195,113
                                                                                        ----------         ----------
                                                                                        $5,836,339         $5,254,252
                                                                                        ==========         ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Short-term bank loans                                                                 $   92,000         $   37,000
  Accounts payable                                                                         513,745            384,532
  Payables to affiliates                                                                   341,946            141,607
  Taxes other than income                                                                  179,591            219,642
  Other                                                                                    207,278            209,327
  Current portion of long-term debt                                                         47,078             47,078
  Current portion of capital lease obligation                                               15,484             14,660
                                                                                        ----------         ----------
         Total current liabilities                                                       1,397,122          1,053,846

LONG-TERM DEBT                                                                           1,417,935          1,259,270

CAPITAL LEASE OBLIGATION                                                                    93,972            101,926

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                211,206            200,281

OTHER NONCURRENT LIABILITIES                                                               200,257            219,466

DEFERRED INCOME TAXES                                                                      517,726            543,464

MINORITY INTEREST                                                                           29,911             29,559

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                1                  1
  Additional capital                                                                     1,312,616          1,312,616
  Retained earnings                                                                        655,593            533,823
                                                                                        ----------         ----------
           Total shareholder's equity                                                    1,968,210          1,846,440
                                                                                        ----------         ----------
                                                                                        $5,836,339         $5,254,252
                                                                                        ==========         ==========

See notes to condensed consolidated financial statements

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                         THREE MONTHS                       NINE MONTHS
                                                                     ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                 ----------------------------      ----------------------------
                                                                    1999             1998              1999             1998
                                                                 -----------      -----------      -----------      -----------
REVENUES:
      Net sales                                                  $ 3,621,391      $ 2,671,800      $ 8,964,069      $ 8,266,979
      Sales to affiliates                                             50,156           46,508          117,182          128,912
                                                                 -----------      -----------      -----------      -----------
                                                                   3,671,547        2,718,308        9,081,251        8,395,891
      Equity in earnings (losses) of affiliates                       12,150           24,347            8,931           61,957
      Other income (expense) - net                                    (2,407)          (2,982)          (6,321)          (3,156)
                                                                 -----------      -----------      -----------      -----------
                                                                   3,681,290        2,739,673        9,083,861        8,454,692
COST OF SALES AND EXPENSES:
      Cost of sales and operating expenses (including
      purchases of $1,780,233, $1,096,498,
      $4,058,824 and $3,329,432 from affiliates)                   3,565,336        2,540,806        8,651,531        7,869,555
      Selling, general and administrative expenses                    50,375           59,421          160,879          173,701
      Interest expense, excluding capital lease                       21,816           22,383           62,361           64,691
      Capital lease interest charge                                    3,078            3,469            9,636           10,766
      Minority interest                                                  (42)             404              352              764
                                                                 -----------      -----------      -----------      -----------
                                                                   3,640,563        2,626,483        8,884,759        8,119,477
                                                                 -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                                            40,727          113,190          199,102          335,215

INCOME TAXES                                                          15,069           41,880           62,332          124,030
                                                                 -----------      -----------      -----------      -----------
NET INCOME                                                       $    25,658      $    71,310      $   136,770      $   211,185
                                                                 ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                   COMMON STOCK              ADDITIONAL       RETAINED
                                             SHARES             AMOUNT        CAPITAL         EARNINGS           TOTAL
                                            --------           --------     -----------     -----------        ---------
BALANCE, DECEMBER 31, 1998                        1            $      1     $ 1,312,616     $   533,823       $1,846,440

Net Income                                       --                  --              --         136,770          136,770

Dividends paid                                   --                  --              --         (15,000)         (15,000)
                                            --------           --------     -----------     -----------        ---------

BALANCE, SEPTEMBER 30, 1999                       1            $      1     $ 1,312,616     $   655,593       $1,968,210
                                            ========           ========     ===========     ===========       ==========



See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                              NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                          1999            1998
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                  $   (21,720)     $   726,931
                                                                      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (167,801)        (144,367)
   Proceeds from sales of property, plant and equipment                     7,514            3,364
   Decrease (increase) in restricted cash                                   6,459           (2,516)
   Loans to LYONDELL-CITGO Refining LP                                    (19,700)         (19,800)
   Proceeds from sale of investments                                        4,980            7,160
   Investments in and advances to other affiliates                         (4,212)          (5,030)
                                                                      -----------      -----------
       Net cash used in investing activities                             (172,760)        (161,189)
                                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term bank loans                 55,000           (3,000)
   Net proceeds from (repayments of) revolving bank loans                 164,000         (135,000)
   Payments on term bank loans                                               --            (58,823)
   Proceeds from issuance of tax-exempt bonds                              25,000           47,200
   (Payments on) proceeds from taxable bonds                              (25,000)         100,000
   Dividends paid                                                         (15,000)        (250,000)
   Payments of capital lease obligations                                   (7,130)          (6,390)
   Repayments of other debt                                                (5,334)          (5,334)
                                                                      -----------      -----------
       Net cash provided by (used in) financing activities                191,536         (311,347)
                                                                      -----------      -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (2,944)         254,395

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             30,338           24,363
                                                                      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    27,394      $   278,758
                                                                      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
       Interest, net of amounts capitalized                           $    60,946      $    61,622
                                                                      ===========      ===========
       Income taxes, net of refund of $30,052 in 1999                 $   (27,672)     $    46,788
                                                                      ===========      ===========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998


1.       BASIS OF PRESENTATION

The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1998 and with respect to the interim three-month and nine-month periods ended September 30, 1999 and 1998 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments with the exception of the tax matter described in Footnote 6, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1998 on Form 10-K, dated March 17, 1999, for additional information.

The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

2.       INVENTORIES

Inventories, primarily at LIFO, consist of the following:


                                  SEPTEMBER 30,    DECEMBER 31,
                                      1999             1998
                                  (UNAUDITED)
                                 --------------   --------------
                                         (000's omitted)
Refined products                 $      831,481   $      539,675
Crude oil                               173,607          123,927
Materials and supplies                   59,464           56,023
                                 --------------   --------------
                                 $    1,064,552   $      719,625
                                 ==============   ==============

Inventories at December 31, 1998 were carried at estimated net market value which was $159 million lower than historical cost. At September 30, 1999 estimated net market values exceeded historical cost, and accordingly, no write-down was necessary.

3.       LONG-TERM DEBT

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              1999             1998
                                                                           (UNAUDITED)
                                                                          -------------     -----------
                                                                                   (000's omitted)
Revolving bank loan                                                        $   329,000      $   165,000

7.875% Senior Notes $200 million face amount, due 2006                         199,799          199,776

Private Placement Senior Notes, due 1999 to 2006
with interest rates from 9.03% to 9.30%                                        176,623          176,623

Master Shelf Agreement Senior Notes, due 2002 to
2009 with interest rates from 7.17% to 8.94%                                   260,000          260,000

Tax Exempt Bonds, due 2004 to 2029 with variable interest rates                300,520          275,520

Taxable Bonds, due 2026 to 2028 with variable interest rates                   183,000          208,000

Cit-Con bank credit agreement                                                   16,071           21,429
                                                                           -----------      -----------
                                                                             1,465,013        1,306,348
Current portion of long-term debt                                              (47,078)         (47,078)
                                                                           -----------      -----------
                                                                           $ 1,417,935      $ 1,259,270
                                                                           ===========      ===========

On April 15, 1999, CITGO issued $25 million of tax exempt revenue bonds due 2029. The proceeds were used to redeem $25 million of the taxable Gulf Coast environmental facilities revenue bonds due 2028.

4.       INVESTMENT IN LYONDELL-CITGO REFINING LP

LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Chemical Company. The heavy crude oil processed by the Houston refinery is supplied by a subsidiary of PDVSA under a long-term crude oil supply contract that expires in 2017. CITGO purchases substantially all of the refined products produced at the Houston refinery under a long-term contract.

In April 1998, the crude oil supplier exercised its contractual rights and reduced deliveries of crude oil to LYONDELL-CITGO. LYONDELL-CITGO has been required to obtain alternative sources of crude oil supply in replacement which has resulted in lower operating margins.

At September 30, 1999, CITGO had a 41.25% participation interest in LYONDELL-CITGO. CITGO has a one-time option to increase, for an additional investment, its participation interest to 50 percent. This option may be exercised after January 1, 2000 but not later than September 30, 2000.

CITGO has notes receivable from LYONDELL-CITGO which total $56 million and $36.3 million at September 30, 1999 and December 31, 1998, respectively. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners. Information on CITGO's investment in LYONDELL-CITGO follows:



                                        SEPTEMBER 30,    DECEMBER 31,
                                            1999             1998
                                        -------------    ------------
                                         (Unaudited)
                                               (000's omitted)
Carrying value of investment            $   536,910      $   597,373
Notes receivable                             56,009           36,309
Participation interest                           41 %             41 %
Equity in net (loss) income             $    (7,639)     $    58,827
Cash distributions received                  52,823           91,763

Summary of financial position:
 Current assets                         $   227,896      $   197,000
 Non current assets                       1,410,599        1,440,000
 Current liabilities                        261,638          203,000
 Non current liabilities                    826,771          785,000
 Member's equity                            550,086          649,000

Summary of operating results:
 Revenue                                $ 1,694,386      $ 2,055,000
 Gross profit                                75,649          291,000
 Net (loss) income                           (2,445)         169,000

5.       COMMITMENTS AND CONTINGENCIES

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

A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. Trial is scheduled for January 2000. CITGO has contracted to purchase approximately 267 properties that were included in the lawsuit and are in a neighborhood adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. CITGO has offers open to purchase the remaining eight properties in the neighborhood. Related to this purchase, $15.7 million was expensed in 1997. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996, one of which is scheduled for trial in 2000. A trial date for the other case has not been set.

Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. Trials in this case began in October 1999.

CITGO is among defendants to lawsuits in California and North Carolina alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, is a putative class action on behalf of owners of water wells and other drinking water supplies in the state. Both actions allege that MTBE poses public health risks. Both actions seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

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

CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation, or when the payment of fines or other penalties proposed by regulatory authorities is considered probable and reasonably estimable. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, CITGO management believes that its accruals are sufficient to address such obligations.

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

The TNRCC conducted an environmental compliance review at the Corpus Christi refinery in the first and second quarters of 1998. In January 1999, the TNRCC issued the Company a Notice of Violation (NOV) arising from this review and in October 1999 proposed fines of approximately $1.6 million related to the NOV. Most of the alleged violations refer to record keeping and reporting issues, failure to keep proper records, failure to meet required emission levels, and failure to properly monitor emissions. The Company intends to vigorously contest the proposed fines and allegations.

In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency, ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it intends to conduct a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRP's may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter. CITGO does not believe its potential exposure in this matter is material.

In October 1999, the EPA issued an NOV to CITGO for violations of federal regulations regarding reformulated gasoline found during a May 1998 inspection at CITGO's Braintree, Massachusetts terminal and recommended a penalty of $218,500. The Company intends to vigorously contest the proposed fines and allegations.

Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service station sites and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - CITGO enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. In the nine-month period ended September 30, 1999, there was no non-hedging activity.

CITGO has only limited involvement with other derivative financial instruments and does not currently use them for trading purposes. CITGO has entered into various interest rate swap agreements to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 1999, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.0 million. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

6.       INCOME TAXES

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

7.       RELATED PARTY TRANSACTIONS

As of September 30, 1999, PDVSA Petroleo y Gas, S. A. ("PDVSA P&G") deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA P&G declaration of force majeure pursuant to four long-term crude oil supply contracts related to CITGO's refineries. As a result the Company has been required to obtain alternative sources of crude oil. As a result, CITGO estimates that margins in the three months and nine months ended September 30, 1999 were reduced by $11 million and $28 million, respectively, from what would have otherwise been the case. It is not possible to forecast the future financial impacts of these reductions in crude oil deliveries on CITGO's margins because the correlation between crude oil and refined product prices is not constant over time. Additionally, because of among other things, changes in crude oil economics, the duration of force majeure cannot be forecasted.

Additionally, during the third quarter of 1999, PDVSA P&G did not deliver naphtha pursuant to one of the contracts and will make contractually specified payments in lieu thereof. The financial impact to the three-month and nine-month periods ended September 30, 1999 was immaterial.

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

         In the quarter ended September 30, 1999, CITGO generated net income of $26 million on revenue of $3.7 billion compared to net income of $71 million on revenue of $2.7 billion for the same period last year. In the nine-month period ended September 30, 1999, CITGO generated net income of $137 million on revenue of $9.1 billion compared to net income of $211 million on revenue of $8.5 billion for the same period last year. Gross margin for the first nine months of 1999 benefited from the sale of inventories that were written down by $159 million at December 31, 1998, to reflect market prices at that time. At September 30, 1999, estimated net market value of inventories exceeded historical cost and, accordingly, no write down of inventories was required. (See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 1999 and 1998:


                        CITGO SALES REVENUES AND VOLUMES


                                               Three Months         Nine Months            Three Months         Nine Months
                                                  Ended                Ended                  Ended               Ended
                                              September 30,         September 30,          September 30,       September 30,
                                            -----------------     -----------------      ----------------     -----------------
                                             1999       1998       1999       1998       1999        1998      1999      1998
                                            ------     ------     ------     ------      -----      -----     ------     ------
                                                         ($ in millions)                              (MM gallons)
Gasoline                                    $2,172     $1,566     $5,306     $4,882      3,231      3,378      9,718      9,898
Jet fuel                                       297        186        726        600        520        463      1,591      1,347
Diesel/#2 fuel                                 637        449      1,649      1,473      1,136      1,142      3,738      3,512
Asphalt                                        124        113        243        223        271        286        568        566
Petrochemicals and industrial products         217        239        649        711        448        774      1,494      1,851
Lubricants and waxes                           129        111        370        336         77         57        220        172
                                            ------     ------     ------     ------      -----      -----     ------     ------
  Total refined product sales               $3,576     $2,664     $8,943     $8,225      5,683      6,100     17,329     17,346

Other sales                                     96         54        138        171
                                            ------     ------     ------     ------      -----      -----     ------     ------
     Total sales                            $3,672     $2,718     $9,081     $8,396      5,683      6,100     17,329     17,346
                                            ======     ======     ======     ======      =====      =====     ======     ======

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 1999 and 1998:

                   CITGO COST OF SALES AND OPERATING EXPENSES



                                                                          Three Months              Nine Months
                                                                       Ended September 30,       Ended September 30,
                                                                      ---------------------     ---------------------
                                                                        1999         1998        1999          1998
                                                                      --------     --------     --------     --------
                                                                                          ($ in millions)
Crude oil                                                             $    796     $    502     $  1,919     $  1,496
Refined products                                                         2,208        1,519        5,356        4,708
Intermediate feedstocks                                                    311          209          616          671
Refining and manufacturing costs                                           204          192          600          580
Other operating costs, expenses and inventory changes (1)                   46          119          161          415
                                                                      --------     --------     --------     --------
  Total cost of sales and operating expenses                          $  3,565     $  2,541     $  8,652     $  7,870
                                                                      ========     ========     ========     ========

(1) The nine months ended September 30, 1999, includes the impact of the inventory write-down of $159 million recorded at December 31, 1998. See "Gross Margin".

         Sales revenues and volumes. Sales increased $954 million, or approximately 35%, in the three-month period ended September 30, 1999 as compared to the same period in 1998. This was due to an increase in average sales price of 45% offset by a decrease in sales volume of 7%. Sales increased $685 million, or approximately 8%, in the nine-month period ended September 30, 1999 as compared to the same period in 1998. This was due to an increase in average sales price of 8%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates decreased by $12 million for the three-month period and decreased by $53 million for the nine-month period as compared to the same period in 1998. The decrease was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which decreased $57 million, from $49 million in the first nine months of 1998 to $(8) million in the first nine months of 1999. This decrease was due primarily to a reduction of contract crude supply, lower margins on crude purchased in the spot market and costs and lower operating rates related to operating unit outages.

         Other income (expense). Other income (expense) was $(2) million for the three-month period ended September 30, 1999 as compared to $(3) million for the same period in 1998 and $(6) million for the nine-month period ended September 30, 1999 as compared to $(3) million for the same period in 1998. The difference was primarily due to a $3 million gain on the sale of Petro-Chemical Transport in the first nine months of 1998. In September 1999, CITGO's interest in the Texas New Mexico Pipeline was sold for a loss of $(2) million.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $1,024 million or 40%, in the quarter ended September 30, 1999 and increased $782 million or 10% in the nine-month period ended September 30, 1999 as compared to the same period in 1998. The average cost of hydrocarbons increased by 50% in the three-month period ended September 30, 1999 as compared to the same period in 1998. In the nine-month period ended
September 30, 1999, the average cost of hydrocarbons increased by 12% as compared to the same period in 1998. As a result of the invocation of the force majeure clause in its crude oil supply contracts, CITGO estimates that the cost of crude oil, purchased in the three months and nine months ended
September 30, 1999, increased by $11
million and $28 million, respectively, from what would have otherwise been the case. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 62% and 60% of total cost of sales and operating expenses for the third quarters of 1999 and 1998, respectively, and 62% and 60% for the first nine months of 1999 and 1998, respectively. CITGO estimates that margins on purchased products, on average, are somewhat lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total wholesale margin received on the produced refined products. However, purchased products are not segregated from CITGO's produced products and margins may vary due to market conditions and other factors beyond the Company's control.

         Gross margin. The gross margin for the three-month period ended September 30, 1999 was $106 million, or 2.9%, compared to $178 million, or 6.5%, for the same period in 1998. The gross margin for the nine-month period ended September 30, 1999 was $430 million, or 4.7%, compared to $526 million, or 6.3%, for the same period in 1998. In the three-month period ended September 30, 1999, the revenue per gallon component increased approximately 45% while the cost per gallon component increased approximately 51%. As a result, the gross margin decreased approximately one cent on a per gallon basis in the three-month period ended September 30, 1999 compared to the same period in 1998. In the nine-month period ended September 30, 1999, the revenue per gallon component increased approximately 8% and the cost per gallon component increased approximately 10%. As a result, the gross margin decreased approximately six-tenths of one cent on a per gallon basis in the nine-month period ended September 30, 1999 compared to the same period in 1998. See also "Notes to the Condensed Consolidated Financial Statements", Note 7.

         Income taxes. Income taxes reported were based on an effective tax rate of 31% for the nine-month period ended September 30, 1999, as compared to 37% for the comparable period in 1998. The effective tax rate for the current year is unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last IRS audit. During the years under audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns in the event the deductions were denied on audit. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine-month period ended September 30, 1999, the Company's consolidated net cash used in operating activities totaled approximately $22 million. Operating cash flows were derived from net income of $137 million and depreciation and amortization of $175 million reduced by changes in other assets and liabilities of $334 million. The more significant changes in other items included an increase in notes and accounts receivable (including amounts due from affiliates) of $369 million and an increase in inventories of $186 million offset by an increase in current liabilities of $287 million.

         Net cash used in investing activities totaled $173 million for the nine-month period ended September 30, 1999 consisting primarily of capital expenditures of $168 million (compared to $144 million for the same period in 1998) and loans to LYONDELL-CITGO of $20 million.

         Net cash provided by financing activities totaled $192 million for the nine-month period ended September 30, 1999 consisting primarily of $164 million from revolving bank loans and $55 million from short-term borrowings offset by a $15 million dividend to parent.

         As of September 30, 1999, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $221 million and $93 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

         The Company is in compliance with its obligations under its debt financing arrangements at September 30, 1999.

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

         To mitigate any adverse impact this may cause, CITGO has established a company wide Year 2000 Project ("Project") to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. The Project is proceeding on schedule. In addition, CITGO is updating major elements of its information systems by implementing programs purchased from SAP. The first phase of SAP implementation, which included the financial reporting and materials management modules, was brought into production on January 1, 1998. Additional SAP modules including plant maintenance work order and cost tracking were implemented throughout 1998. The light oils product scheduling, inventory and billing module and the human resources module were brought into production on June 1 and July 1, 1999, respectively. The total cost of the SAP implementation is estimated to be approximately $125 million, which includes software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP is implemented. Such systems comprise approximately 80 percent of CITGO's total information systems. The implementation of SAP is 95 percent complete, and is on schedule and on budget as revised through September 30, 1999. Remaining business software systems are expected to be made Year 2000 ready through the Year 2000 Project or they will be replaced.

         The Project. CITGO's Year 2000 Project Team is divided into two groups. One group is working with Information Systems ("I.S.") and Information Technology ("I.T.") related matters, while the other is analyzing non-I.S. / I.T. business and asset integrity matters. A risk-based approach toward Year 2000 readiness was applied to non-SAP systems and processes, with most fix-or-replace decisions made by year-end 1998. The strategy for achieving Year 2000 business and asset integrity is focused on equipment, software and relationships that are critical to the Company's primary business operation, including refinery operations, terminal operations, crude oil purchase and shipment operations, and refined product distribution operations. The Company engaged third party consultants to review and validate the methodology and organization of the Project. The Project strategy involves a number of phases:
Inventory and Assessment of Critical Equipment, Software and Relationships; Contingency Planning; Remediation; Testing; and Readiness.

         CITGO requires that all new contracts with vendors, suppliers, or business partners include a clause covering Year 2000 readiness. CITGO also seeks evidence of Year 2000 readiness from service providers prior to procuring new services.

         While the CITGO Project is systematically assessing the Year 2000 readiness of third party suppliers and customers, there can be no guarantee that third parties of business importance to the Company will successfully and timely reprogram, replace, or test all of their own computer hardware, software and process control systems. CITGO has therefore chosen to continue assessment and reevaluation of third party relationships beyond the deadline for completion of other aspects of Inventory and Assessment phases of the Project. Review of third party Year 2000 readiness will continue through 1999.

         CITGO has established a Year 2000 Contingency Planning Team. The strategy for Contingency Planning included a review and analysis of existing contingency plans for CITGO refineries, terminals, pipelines and other operations, in light of potential Year 2000 issues discovered in the Inventory and Assessment phases of the Project. The Contingency Planning phase has also evaluated and implemented changes to the existing contingency plans. Contingency plans based on this process were completed for mission critical items and external providers as of June 30, 1999. Remediation continues and includes technical analysis, testing and, if necessary, retrofitting or replacement of systems and equipment determined to be incapable of reliable operations in the Year 2000. As of August 1, 1999, the Remediation phase was substantially complete. The final phase of the Project, Readiness, is being completed.

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

         Costs. The estimated total cost of the Project is not expected to exceed $18 million, down from an original estimate of $35 million. The reduction is due to less than expected need for remediation of embedded systems and refinements in expense estimates. This estimate does not include CITGO's potential share of Year 2000 costs that may be incurred by partnership and joint ventures in which CITGO participates but is not the managing partner or operator. The total amount expended through September 30, 1999 was approximately $12 million. Approximately 46% of these expenditures were for internal costs to conduct the various phases of the project. Approximately 23% were primarily for consultants in the specialized areas of Project Management, Contingency Planning, Information Technology, Database Administration and Operations Analysis, as well as fees paid to third parties for Quality Assessment analysis of Project organization and methodology. The remaining 31% were for actual remediation of critical items, systems, and external providers, as well as contingency planning and testing.

         The costs of the Project are being funded with cash from operations. No existing or planned I.T. projects have been deferred or delayed due to Year 2000 readiness initiatives. The cost of implementing SAP replacement systems is not included in these estimates.

         The majority of remaining costs for completing the Project is anticipated to be directed toward the replacement and repair of systems and equipment found to be incapable of reliable operation in the Year 2000.

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

         Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers, CITGO management is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial position. The Project has significantly reduced the Company's level of uncertainty about the Year 2000 impact. CITGO management believes that, with the implementation of new SAP business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be minimized. See also "Factors Affecting Forward Looking Statements".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at September 30, 1999, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply / demand and manages a portion of its price risk by entering into petroleum futures contracts, options and other over-the-counter commodity derivatives. Generally, CITGO's risk management strategies qualify as hedges. However, certain strategies do not qualify as hedges. CITGO may take commodity positions based on its views or expectations of specific commodity prices or price differentials between commodity types.


                        NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 1999

                                                              MATURITY      NUMBER OF        CONTRACT   MARKET
  COMMODITY                   DERIVATIVE                        DATE        CONTRACTS        VALUE (2)  VALUE
  ---------                   ----------                      --------      ---------        ---------  ------
                                                                                              ($ in millions)
                                                                                             -----------------
No Lead Gasoline (1)       Futures Purchased                    1999           225            $ 6.6      $ 6.5
                           Futures Sold                         1999            75            $ 2.2      $ 2.2

Heating Oil (1)            Futures Purchased                    1999           192            $ 4.9      $ 5.0
                           Futures Purchased                    2000            51            $ 1.2      $ 1.3
                           Futures Purchased                    2001             6            $ 0.1      $ 0.1
                           Futures Sold                         2000           325            $ 9.0      $ 8.6
                           Swaps                                1999            20            $ 0.4      $ 0.5
                           Swaps                                2000            34            $ 0.7      $ 0.8

Natural Gas (3)            Futures Purchased                    1999            33            $ 0.8      $ 0.9

(1) 1,000 barrels per contract
(2) Weighted average price
(3) 10,000 mmbtu per contract

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At September 30, 1999, CITGO's primary exposures were to U.S. dollar LIBOR and U.S. Treasury rates.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 1999

                                                                    NOTIONAL
                                                     FIXED          PRINCIPAL
VARIABLE RATE INDEX        EXPIRATION DATE         RATE PAID         AMOUNT
-------------------        ---------------         ---------         ------
                                                                 ($ in millions)
One-month LIBOR            May 2000                  6.28%            $ 25
J.J. Kenny                 May 2000                  4.72%              25
J.J. Kenny                 February 2005             5.30%              12
J.J. Kenny                 February 2005             5.27%              15
J.J. Kenny                 February 2005             5.49%              15
                                                                      ----
                                                                      $ 92
                                                                      ====

         The fair value of the interest rate swap agreements in place at September 30, 1999, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.0 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                DEBT OBLIGATIONS
                              AT SEPTEMBER 30, 1999



                                                                             EXPECTED
  EXPECTED                FIXED      AVERAGE FIXED      VARIABLE         AVERAGE VARIABLE
 MATURITIES             RATE DEBT    INTEREST RATE      RATE DEBT          INTEREST RATE
 ----------             ---------    -------------      ---------        ----------------
                     ($ in millions)                 ($ in millions)
     1999             $    40           9.11%            $    94              5.83%
     2000                  40           9.11%                  7              6.32%
     2001                  40           9.11%                  7              6.69%
     2002                  36           8.78%               --                6.82%
     2003                  61           8.79%                329              6.89%
  Thereafter              422           8.02%                481              6.90%
                      -------           ----             -------              ----
    Total             $   639           8.34%            $   918              6.78%
                      =======           ====             =======              ====
  Fair Value          $   655                            $   918
                      =======                            =======

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The required information is incorporated by reference into Part II of this Report from Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              Exhibit No.    Description
              -----------    ------------
                 27          Financial Data Schedule (filed electronically only)



         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CITGO PETROLEUM CORPORATION





Date:    November 10, 1999                           /s/ R. M. Bright
                                         ------------------------------------
                                                         R. M. Bright
                                         Controller (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27      Financial Data Schedule (filed electronically only)