Form 10-Q/A
period 1999-09-30
CITGO PETROLEUM CORP
filed 2000-01-24
CIK 1011746

================================================================================

                            United States of America

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A



     AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


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

The Registrant is filing this Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended September 30, 1999, in order to revise the Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations sections of that Report. This revision is primarily the result of the correction of errors which occurred as the Registrant implemented information systems enhancements. The net effect of the corrections is a $6.9 million increase in net income compared to what was previously reported. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the

Registrant is including the complete text of Form 10-Q as so revised.

CITGO PETROLEUM CORPORATION


AMENDMENT NO. 1 TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                                                                    PAGE


FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................................................................1

    PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - September 30, 1999 (Restated) and December 31, 1998.............2

              Condensed Consolidated Statements of Income - Three-Month and Nine-Month
              Periods Ended September 30, 1999 (Restated) and 1998....................................................3

              Condensed Consolidated Statement of Shareholder's Equity - Nine-Month Period
              Ended September 30, 1999 (Restated) ....................................................................4

              Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended
              September 30, 1999 (Restated) and 1998..................................................................5

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)



                                                                                       SEPTEMBER 30,
                                                                                           1999
                                                                                      (As Restated -
                                                                                        See Note 8)        DECEMBER 31,
                                                                                        (UNAUDITED)           1998
                                                                                     -----------------   ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $   27,394         $   30,338
  Accounts receivable - net                                                                895,830            540,501
  Due from affiliates                                                                       36,445             33,780
  Inventories                                                                            1,064,152            719,625
  Deferred income taxes                                                                      4,801             65,234
  Prepaid expenses and other                                                                10,285             18,317
                                                                                        ----------         ----------
         Total current assets                                                            2,038,907          1,407,795

PROPERTY, PLANT AND EQUIPMENT - net                                                      2,870,738          2,860,427

RESTRICTED CASH                                                                              2,977              9,436

INVESTMENTS IN AFFILIATES                                                                  714,327            781,481

OTHER ASSETS                                                                               208,990            195,113
                                                                                        ----------         ----------
                                                                                        $5,835,939         $5,254,252
                                                                                        ==========         ==========
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
  Short-term bank loans                                                                 $   92,000         $   37,000
  Accounts payable                                                                         502,345            384,532
  Payables to affiliates                                                                   341,946            141,607
  Taxes other than income                                                                  179,591            219,642
  Other                                                                                    209,698            209,327
  Current portion of long-term debt                                                         47,078             47,078
  Current portion of capital lease obligation                                               15,484             14,660
                                                                                        ----------         ----------
         Total current liabilities                                                       1,388,142          1,053,846

LONG-TERM DEBT                                                                           1,417,935          1,259,270

CAPITAL LEASE OBLIGATION                                                                    93,972            101,926

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                211,206            200,281

OTHER NONCURRENT LIABILITIES                                                               200,257            219,466

DEFERRED INCOME TAXES                                                                      519,376            543,464

MINORITY INTEREST                                                                           29,911             29,559

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                1                  1
  Additional capital                                                                     1,312,616          1,312,616
  Retained earnings                                                                        662,523            533,823
                                                                                        ----------         ----------
           Total shareholder's equity                                                    1,975,140          1,846,440
                                                                                        ----------         ----------
                                                                                        $5,835,939         $5,254,252
                                                                                        ==========         ==========


See notes to condensed consolidated financial statements

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                         THREE MONTHS                       NINE MONTHS
                                                                     ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                 ----------------------------      ----------------------------
                                                                    1999                               1999
                                                               (As Restated -                    (As Restated -
                                                                 See Note 8)         1998          See Note 8)          1998
                                                                 -----------      -----------      -----------      -----------
REVENUES:
      Net sales                                                  $ 3,621,391      $ 2,671,800      $ 8,964,069      $ 8,266,979
      Sales to affiliates                                             50,156           46,508          117,182          128,912
                                                                 -----------      -----------      -----------      -----------
                                                                   3,671,547        2,718,308        9,081,251        8,395,891
      Equity in earnings (losses) of affiliates                       12,150           24,347            8,931           61,957
      Other income (expense) - net                                    (2,407)          (2,982)          (6,321)          (3,156)
                                                                 -----------      -----------      -----------      -----------
                                                                   3,681,290        2,739,673        9,083,861        8,454,692
COST OF SALES AND EXPENSES:
      Cost of sales and operating expenses (including
      purchases of $1,780,233, $1,096,498,
      $4,058,824 and $3,329,432 from affiliates)                   3,554,336        2,540,806        8,640,531        7,869,555
      Selling, general and administrative expenses                    50,375           59,421          160,879          173,701
      Interest expense, excluding capital lease                       21,816           22,383           62,361           64,691
      Capital lease interest charge                                    3,078            3,469            9,636           10,766
      Minority interest                                                  (42)             404              352              764
                                                                 -----------      -----------      -----------      -----------
                                                                   3,629,563        2,626,483        8,873,759        8,119,477
                                                                 -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                                            51,727          113,190          210,102          335,215

INCOME TAXES                                                          19,139           41,880           66,402          124,030
                                                                 -----------      -----------      -----------      -----------
NET INCOME                                                       $    32,588      $    71,310      $   143,700      $   211,185
                                                                 ===========      ===========      ===========      ===========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                   COMMON STOCK              ADDITIONAL       RETAINED
                                             SHARES             AMOUNT        CAPITAL         EARNINGS           TOTAL
                                            --------           --------     -----------     -----------        ---------
BALANCE, DECEMBER 31, 1998                        1            $      1     $ 1,312,616     $   533,823       $1,846,440

Net Income (As Restated - See Note 8)            --                  --              --         143,700          143,700

Dividends paid                                   --                  --              --         (15,000)         (15,000)
                                            --------           --------     -----------     -----------        ---------

BALANCE, SEPTEMBER 30, 1999
(As Restated - See Note 8)                        1            $      1     $ 1,312,616     $   662,523       $1,975,140
                                            ========           ========     ===========     ===========       ==========




See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                              NINE MONTHS
                                                                           ENDED SEPTEMBER 30,
                                                                          1999
                                                                     (As Restated -
                                                                       See Note 8)         1998
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                  $   (21,720)     $   726,931
                                                                      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (167,801)        (144,367)
   Proceeds from sales of property, plant and equipment                     7,514            3,364
   Decrease (increase) in restricted cash                                   6,459           (2,516)
   Loans to LYONDELL-CITGO Refining LP                                    (19,700)         (19,800)
   Proceeds from sale of investments                                        4,980            7,160
   Investments in and advances to other affiliates                         (4,212)          (5,030)
                                                                      -----------      -----------
       Net cash used in investing activities                             (172,760)        (161,189)
                                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term bank loans                 55,000           (3,000)
   Net proceeds from (repayments of) revolving bank loans                 164,000         (135,000)
   Payments on term bank loans                                               --            (58,823)
   Proceeds from issuance of tax-exempt bonds                              25,000           47,200
   (Payments on) proceeds from taxable bonds                              (25,000)         100,000
   Dividends paid                                                         (15,000)        (250,000)
   Payments of capital lease obligations                                   (7,130)          (6,390)
   Repayments of other debt                                                (5,334)          (5,334)
                                                                      -----------      -----------
       Net cash provided by (used in) financing activities                191,536         (311,347)
                                                                      -----------      -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (2,944)         254,395

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             30,338           24,363
                                                                      -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    27,394      $   278,758
                                                                      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
       Interest, net of amounts capitalized                           $    60,946      $    61,622
                                                                      ===========      ===========
       Income taxes, net of refund of $30,052 in 1999                 $   (27,672)     $    46,788
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

2.       INVENTORIES

Inventories, primarily at LIFO, consist of the following:



                                  SEPTEMBER 30,    DECEMBER 31,
                                      1999             1998
                                  (UNAUDITED)
                                 --------------   --------------
                                         (000's omitted)
Refined products                 $      831,081   $      539,675
Crude oil                               173,607          123,927
Materials and supplies                   59,464           56,023
                                 --------------   --------------
                                 $    1,064,152   $      719,625
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


8.   RESTATEMENT



     Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended September 30, 1999, the Company's management discovered certain errors which occurred as the Company implemented information systems enhancements. As a result, the condensed consolidated financial statements for the three and nine-month periods ended September 30, 1999 have been restated to correct these errors. A summary of the significant effects of the restatement is as follows (dollars in thousands):



                                  AS
                              PREVIOUSLY         AS
                               REPORTED       RESTATED
                              ----------     ----------



AT SEPTEMBER 30, 1999:
Inventory                     $1,064,552     $1,064,152
Total assets                   5,836,339      5,835,939
Accounts payable                 513,745        502,345
Other current liabilities        207,278        209,698
Deferred income taxes            517,726        519,376
Total liabilities              3,868,129      3,860,799
Retained earnings                655,593        662,523




FOR THE THREE-MONTHS ENDED
SEPTEMBER 30, 1999:
Cost of sales and operating
  expenses                    $3,565,336     $3,554,336
Income before income taxes        40,727         51,727
Income taxes                      15,069         19,139
Net income                        25,658         32,588




FOR THE NINE-MONTHS ENDED
SEPTEMBER 30, 1999:
Cost of sales and operating
  expenses                    $8,651,531     $8,640,531
Income before income taxes       199,102        210,102
Income taxes                      62,332         66,402
Net income                       136,770        143,700

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


         In the quarter ended September 30, 1999, CITGO generated net income of $33 million on revenue of $3.7 billion compared to net income of $71 million on revenue of $2.7 billion for the same period last year. In the nine-month period ended September 30, 1999, CITGO generated net income of $144 million on revenue of $9.1 billion compared to net income of $211 million on revenue of $8.5 billion for the same period last year. Gross margin for the first nine months of 1999 benefited from the sale of inventories that were written down by $159 million at December 31, 1998, to reflect market prices at that time. At September 30, 1999, estimated net market value of inventories exceeded historical cost and, accordingly, no write down of inventories was required. (See "Gross margin").


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
                                            ======     ======     ======     ======      =====      =====     ======     ======

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 1999 and 1998:

                   CITGO COST OF SALES AND OPERATING EXPENSES




                                                                          Three Months              Nine Months
                                                                       Ended September 30,       Ended September 30,
                                                                      ---------------------     ---------------------
                                                                        1999         1998        1999          1998
                                                                      --------     --------     --------     --------
                                                                                          ($ in millions)
Crude oil                                                             $    796     $    502     $  1,919     $  1,496
Refined products                                                         2,208        1,519        5,356        4,708
Intermediate feedstocks                                                    311          209          616          671
Refining and manufacturing costs                                           204          192          600          580
Other operating costs, expenses and inventory changes (1)                   35          119          150          415
                                                                      --------     --------     --------     --------
  Total cost of sales and operating expenses                          $  3,554     $  2,541     $  8,641     $  7,870
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


         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $1,013 million or 40%, in the quarter ended September 30, 1999 and increased $771 million or 10% in the nine-month period ended September 30, 1999 as compared to the same period in 1998. The average cost of hydrocarbons increased by 50% in the three-month period ended September 30, 1999 as compared to the same period in 1998. In the nine-month period ended
September 30, 1999, the average cost of hydrocarbons increased by 12% as compared to the same period in 1998. As a result of the invocation of the force majeure clause in its crude oil supply contracts, CITGO estimates that the cost of crude oil, purchased in the three months and nine months ended
September 30, 1999, increased by $11
million and $28 million, respectively, from what would have otherwise been the case. (See CITGO Cost of Sales and Operating Expenses table above.)

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


         Gross margin. The gross margin for the three-month period ended September 30, 1999 was $117 million, or 3.2%, compared to $178 million, or 6.5%, for the same period in 1998. The gross margin for the nine-month period ended September 30, 1999 was $441 million, or 4.9%, compared to $526 million, or 6.3%, for the same period in 1998. In the three-month period ended September 30, 1999, the revenue per gallon component increased approximately 45% while the cost per gallon component increased approximately 50%. As a result, the gross margin decreased approximately one cent on a per gallon basis in the three-month period ended September 30, 1999 compared to the same period in 1998. In the nine-month period ended September 30, 1999, the revenue per gallon component increased approximately 8% and the cost per gallon component increased approximately 10%. As a result, the gross margin decreased approximately six-tenths of one cent on a per gallon basis in the nine-month period ended September 30, 1999 compared to the same period in 1998. See also "Notes to the Condensed Consolidated Financial Statements", Note 7.



         Income taxes. Income taxes reported were based on an effective tax rate of 32% for the nine-month period ended September 30, 1999, as compared to 37% for the comparable period in 1998. The effective tax rate for the current year is unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last IRS audit. During the years under audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns in the event the deductions were denied on audit. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.


LIQUIDITY AND CAPITAL RESOURCES


         For the nine-month period ended September 30, 1999, the Company's consolidated net cash used in operating activities totaled approximately $22 million. Operating cash flows were derived from net income of $144 million and depreciation and amortization of $175 million reduced by changes in other assets and liabilities of $341 million. The more significant changes in other items included an increase in notes and accounts receivable (including amounts due from affiliates) of $369 million and an increase in inventories of $186 million offset by an increase in current liabilities of $278 million.


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



                           CITGO PETROLEUM CORPORATION






Date:    January 21, 2000                         /s/ R. M. Bright
                                         ------------------------------------
                                                      R. M. Bright
                                         Controller (Chief Accounting Officer)