Form 10-K
period 1999-12-31
CITGO PETROLEUM CORP
filed 2000-03-24
CIK 1011746

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class         Name of each Exchange on which registered
         -------------------         -----------------------------------------
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

   COMMON STOCK, $1.00 PAR VALUE                           1,000
   -----------------------------                           -----
             (Class)                         (outstanding at February 29, 2000)

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

CITGO PETROLEUM CORPORATION

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                      PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.............................................................1

PART I.

Items 1. and 2.  Business and Properties.................................................................2
Item 3.       Legal Proceedings.........................................................................13
Item 4.       Submission of Matters to a Vote of Security Holders.......................................14

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.....................15
Item 6.       Selected Financial Data...................................................................15
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................................16
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk................................22
Item 8.       Financial Statements and Supplementary Data...............................................24
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure................................................................................24

PART III.

Item 10.      Directors and Executive Officers of the Registrant........................................24
Item 11.      Executive Compensation....................................................................24
Item 12.      Security Ownership of Certain Beneficial Owners and Management............................24
Item 13.      Certain Relationships and Related Transactions............................................24

PART IV.

Item 14.      Exhibits, Financial Statements and Reports on Form 8-K....................................26

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the captions "Items 1 and 2 - Business and Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Year 2000 matters, capital expenditures and investments related to environmental compliance and strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate", "estimate", "prospect" and similar expressions are used to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although CITGO believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW

         CITGO Petroleum Corporation ("CITGO" or the "Company") is a direct wholly-owned operating subsidiary of PDV America, Inc. ("PDV America"), a wholly-owned subsidiary of PDV Holding, Inc. The Company's ultimate parent is Petroleos de Venezuela, S.A. ("PDVSA", which may also be used herein to refer to one or more of its subsidiaries), the national oil company of the Bolivarian Republic of Venezuela. CITGO and its subsidiaries are engaged in the refining, marketing and transportation of petroleum products including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains.

         CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is principally marketed to independent paving contractors on the East Coast of the United States. Lubricants are sold, principally in the United States, to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

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

REFINING

         CITGO's aggregate net interest in rated crude oil refining capacity is 691 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 1999.


                                                                                        TOTAL         NET
                                                                                       RATED        CITGO
                                                                                       CRUDE      OWNERSHIP
                                                                            CITGO     REFINING    IN REFINING
                                                         OWNER             INTEREST   CAPACITY     CAPACITY
                                                     --------------        --------   --------    -----------
                                                                             (%)       (MBPD)       (MBPD)
LOCATION
   Lake Charles, LA                                      CITGO               100          320          320
   Corpus Christi, TX                                    CITGO               100          150          150
   Paulsboro, NJ                                         CITGO               100           84           84
   Savannah, GA                                          CITGO               100           28           28
   Houston, TX (1)                                   LYONDELL-CITGO           41          265          109
                                                                                      -------   ----------
      Total Rated Refining Capacity as of
         December 31, 1999                                                                847          691
                                                                                      =======   ==========

---------------------------
(1) Initial interest acquired on July 1, 1993. CITGO has a one-time option, exercisable after January 1, 2000 but not later than September 30, 2000, to increase for an additional investment, its participation interest up to a maximum of 50%. See "CITGO--Refining--LYONDELL-CITGO". See also "Factors Affecting Forward Looking Statements".

The following table shows CITGO's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 1999.

                          CITGO REFINERY PRODUCTION (1)


                                                                   YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                         1999(2)           1998 (2)          1997(3)
                                                       -------------     -------------     ------------
                                                            (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                    691               691               693
Refinery Input

     Crude oil                                         607       82%     615       81%     548      79%
     Other feedstocks                                  129       18%     144       19%     143      21%
                                                       ---      ---      ---      ---      ---     ---
         Total                                         736      100%     759      100%     691     100%
                                                       ===      ===      ===      ===      ===     ===
Product Yield
     Light fuels
         Gasoline                                      317       43%     334       43%     309      44%
         Jet fuel                                       70        9%      66        9%      66       9%
         Diesel/#2 fuel                                136       18%     134       17%     112      16%
     Asphalt                                            42        6%      45        6%      42       6%
     Petrochemicals and industrial products            179       24%     193       25%     174      25%
                                                       ---      ---      ---      ---      ---     ---
         Total                                         744      100%     772      100%     703     100%
                                                       ===      ===      ===      ===      ===     ===
UTILIZATION OF RATED REFINING CAPACITY                           88%               89%              79%

-------------------------------
(1) Includes all of CITGO refinery production, except as otherwise noted.

(2) Includes a weighted average of 41.25% of the Houston refinery for 1999 and 1998.

(3) Includes a weighted average of 34.44% of the Houston refinery for 1997.

         CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries. CITGO also owns an interest in and obtains refined products from a refinery in Houston.

         Lake Charles, Louisiana Refinery. This refinery has a rated refining capacity of 320 MBPD and is capable of processing large volumes of heavy crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and reformulated gasoline. The Lake Charles refinery has a Solomon Process Complexity Rating of 17.6 (as compared to an average of 13.6 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Solomon Process Complexity Rating is an industry measure of a refinery's ability to produce higher value products. A higher Solomon Process Complexity Rating indicates a greater capability to produce such products.

The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 1999.

                        LAKE CHARLES REFINERY PRODUCTION


                                                                    YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                           1999              1998              1997
                                                       ------------      ------------      -------------
                                                            (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                    320               320               320
Refinery Input
     Crude oil                                         298       89%     288       84%     291      88%
     Other feedstocks                                   36       11%      54       16%      40      12%
                                                       ---      ---      ---      ---      ---     ---
          Total                                        334      100%     342      100%     331     100%
                                                       ===      ===      ===      ===      ===     ===

Product Yield
     Light fuels
          Gasoline                                     171       50%     187       54%     177      52%
          Jet fuel                                      63       18%      59       17%      60      18%
          Diesel/#2 fuel                                53       16%      47       13%      45      13%
     Petrochemicals and industrial products             54       16%      55       16%      56      17%
                                                       ---      ---      ---      ---      ---     ---
          Total                                        341      100%     348      100%     338     100%
                                                       ===      ===      ===      ===      ===     ===
UTILIZATION OF RATED REFINING CAPACITY                           93%               90%              91%

         Approximately 33%, 66% and 63% of the total crude runs at the Lake Charles refinery, in the years 1999, 1998 and 1997, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. Due to the complex processing required to refine such crude oil, the Lake Charles refinery's economic crude oil throughput capacity is approximately 290 MBPD, which is approximately 91% of its rated capacity of 320 MBPD. The volume of heavy crude oil available to CITGO in 1999 was less than in previous years. As a result, the crude oil slate refined in 1999 was lighter. (See "Items 1. and 2. Business and Properties--Crude Oil and Refined Product Purchases").

         The Lake Charles refinery's Gulf Coast location provides it with access to crude oil deliveries from multiple sources; imported crude oil and feedstock supplies are delivered by ship directly to the Lake Charles refinery, while domestic crude oil supplies are delivered by pipeline and barge. In addition, the refinery is connected by pipelines to the Louisiana Offshore Oil Port and to terminal facilities in the Houston area through which it can receive crude oil deliveries if the Lake Charles docks are temporarily inaccessible. For delivery of refined products, the refinery is connected through the Lake Charles Pipeline directly to the Colonial and Explorer Pipelines, which are the major refined product pipelines supplying the northeast and midwest regions of the United States, respectively. The refinery also uses adjacent terminals and docks, which provide access for ocean tankers and barges to load refined products for shipment.

         The Lake Charles refinery's main petrochemical products are propylene and benzene. Industrial products include sulphur, residual fuels and petroleum coke.

         Located adjacent to the Lake Charles refinery is a lubricants refinery operated by CITGO and owned by Cit-Con Oil Corporation ("Cit-Con"), which is owned 65% by CITGO and 35% by Conoco, Inc. ("Conoco"). Primarily because of its specific design, the Cit-Con refinery produces high quality oils and waxes, and is one of the few in the industry designed as a stand-alone lubricants refinery.

Feedstocks are supplied 65% from CITGO's Lake Charles refinery and 35% from Conoco's Lake Charles refinery. Finished refined products are shared on the same pro rata basis by CITGO and Conoco.

         Corpus Christi, Texas Refinery. The Corpus Christi refinery is an efficient and highly complex facility, capable of processing high volumes of heavy crude oil into a flexible slate of refined products, with a Solomon Process Complexity Rating of 16.7 (as compared to an average 13.6 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). This refinery complex consists of the East and West Plants, located within five miles of each other.

         The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 1999.


                       CORPUS CHRISTI REFINERY PRODUCTION


                                                                    YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                           1999              1998              1997
                                                       -------------     -------------     -------------
                                                             (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                    150               150               150
Refinery Input

     Crude oil                                         148       70%     152       71%     115      59%
     Other feedstocks                                   62       30%      61       29%      79      41%
                                                       ---      ---      ---      ---      ---     ---
          Total                                        210      100%     213      100%     194     100%
                                                       ===      ===      ===      ===      ===     ===
Product Yield
     Light fuels
          Gasoline                                      96       46%      97       46%      93      48%
          Diesel/#2 fuel                                55       27%      58       27%      45      23%
     Petrochemicals and industrial products             56       27%      57       27%      56      29%
                                                       ---      ---      ---      ---      ---     ---
          Total                                        207      100%     212      100%     194     100%
                                                       ===      ===      ===      ===      ===     ===
UTILIZATION OF RATED REFINING CAPACITY                           99%              101%              77%

         Corpus Christi crude runs during 1999 and 1998 consisted of 81% and 100%, respectively, heavy sour Venezuelan crude. The average API gravity of the composite crude slate run at the Corpus Christi refinery is approximately
24 degrees. Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi. The relatively low utilization of rated refining capacity in 1997 is a result of a major turnaround in that year.

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

         The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, methyl tertiary butyl ether ("MTBE") and aromatics (including benzene, toluene and xylene). The Company produces a significant quantity of cumene, an important petrochemical product used in the engineered plastics industry.

         LYONDELL-CITGO Refining LP. Subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") are partners in LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), which owns and operates a sophisticated 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 1999, CITGO's investment in LYONDELL-CITGO was $560 million. In addition, at December 31, 1999, CITGO held notes receivable from LYONDELL-CITGO of $28 million. (See Consolidated Financial Statements of CITGO -- Note 3 in
Item 14a). A substantial amount of the crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at this refinery under a long-term contract. (See Consolidated Financial Statements of CITGO -- Notes 3 and 4 in Item 14a).

CRUDE OIL AND REFINED PRODUCT PURCHASES

         CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its branded marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including LYONDELL-CITGO, PDV Midwest Refining, L.L.C. ("PDVMR"), Chalmette Refining, L.L.C. ("Chalmette") and Hovensa, L.L.C. ("HOVENSA"). (See "Item 13. Certain Relationships and Related Transactions").

         Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 1999:


                            CITGO Crude Oil Purchases


                     LAKE CHARLES, LA       CORPUS CHRISTI, TX        PAULSBORO, NJ            SAVANNAH, GA
                   --------------------     -------------------    --------------------     --------------------
                   1999    1998    1997     1999   1998    1997    1999    1998    1997     1999    1998    1997
                   ----    ----    ----     ----   ----    ----    ----    ----    ----     ----    ----    ----
                           (MBPD)                 (MBPD)                  (MBPD)                   (MBPD)
SUPPLIERS
PDVSA               104     134     130      118    153     117      42      52      49       19      17      14
PEMEX                54      51      61       14     --      --      --      --      --       --      --      --
Occidental           --      20      40       --     --      --      --      --      --       --      --      --
Other sources       142      88      57       15     --      --      --      --      --       --      --      --
                   ----    ----    ----     ----   ----    ----    ----    ----    ----     ----    ----    ----
     Total          300     293     288      147    153     117      42      52      49       19      17      14
                   ====    ====    ====     ====   ====    ====    ====    ====    ====     ====    ====    ====

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 1999.

                   CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA


                                                             VOLUMES OF
                                                        CRUDE OIL PURCHASED
                                 CONTRACT CRUDE          FOR THE YEAR ENDED
                                   OIL VOLUME                DECEMBER 31,        CONTRACT
                               ----------------------   ---------------------   EXPIRATION
                               BASE   INCREMENTAL (1)   1999    1998     1997      DATE
                               ----   ---------------   ----    ----     ----     ------
                                  (MBPD)                       (MBPD)             (YEAR)
LOCATION
Lake Charles, LA(2)             120        50           101(3)  121      115      2006
Corpus Christi, TX(2)           130        --           108(3)  128      125      2012
Paulsboro, NJ(2)                 30        --            22(3)   35       35      2010
Savannah, GA(2)                  12        --            11(3)   12       12      2013
Houston, TX (4)                 200        --           173     223      216      2017


(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.

(2) Volumes purchased as shown on this table do not equal purchases from PDVSA (shown in the previous table) as a result of transfers between refineries of contract crude purchases included here and spot purchases which are included in the previous table.

(3) The crude supply contracts include force majeure clauses that have been exercised. Exercise of these clauses requires that the Company locate alternative sources of supply for its crude oil requirements, and such action resulted in higher crude oil costs.

(4) CITGO acquired a participation interest in LYONDELL-CITGO, the owner of the Houston refinery, on July 1, 1993. In connection with such transaction, LYONDELL-CITGO entered into a long-term crude oil supply agreement with PDVSA that provided for delivery volumes of 135 MBPD until the completion of a refinery enhancement project at which time the delivery volumes increased to a range that extends from 200 MBPD to 230 MBPD.

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

         These crude supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. As of December 31, 1999, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, the Company has been required to use alternative sources of crude oil. As a result, CITGO estimates that crude oil costs for the year ended December 31, 1999 were higher by $55 million from what would have otherwise been the case. It is not possible to forecast the future financial impacts of these reductions in crude oil deliveries on

CITGO's costs because the correlation between crude oil and refined product prices is not constant over time. Additionally, because of among other things, changes in crude oil economics, the duration of force majeure cannot be forecasted.

         These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the second half of 1999, PDVSA did not deliver naphtha pursuant to one of the contracts and made contractually specified deemed margin payments in lieu thereof. The financial effect was an increase in costs by $4 million from what would have otherwise been the case.

         Prior to 1995, certain costs were used in the CITGO supply agreement formulas, aggregating approximately $70 million per year, which were to cease being deductible after 1996. Commencing in the third quarter of 1995, a portion of such deductions was deferred from 1995 and 1996 to the years 1997 through 1999. The effect of the adjustments to the original modifications was to reduce the cost of crude oil purchased from PDVSA by approximately $21 million in 1999, $25 million in 1998 and $25 million in 1997, as compared to the original modification and without giving effect to any other factors that may affect the amount payable for crude oil under these agreements.

         Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A., a wholly-owned subsidiary of PDVSA. In 1999, 91% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by this PDVSA subsidiary.

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

         Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet demand of CITGO's marketing network. During 1999, CITGO's shortage in gasoline production approximated 344 MBPD. However, due to logistical needs, timing differences and product grade imbalances, CITGO purchased approximately 691 MBPD of gasoline and sold into the spot market, or to refined product traders or other refineries approximately 245 MBPD of gasoline. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 1999.

                         CITGO REFINED PRODUCT PURCHASES


                                YEAR ENDED DECEMBER 31,
                              --------------------------
                               1999      1998       1997
                              -----      ----       ----
                                        (MBPD)
LIGHT FUELS
     Gasoline                   691       581       518
     Jet fuel                    77        69        74
     Diesel/ #2 fuel            279       208       190
                              -----      ----      ----
         Total                1,047       858       782
                              =====      ====      ====

         As of December 31, 1999, CITGO purchased substantially all of the gasoline, diesel and jet fuel produced at the LYONDELL-CITGO refinery under a long-term contract which extends through the year 2017. LYONDELL-CITGO was a major supplier in 1999 providing CITGO with 117 MBPD of gasoline, 68 MBPD of diesel/#2 fuel and 18 MBPD of jet fuel. See "--Refining--LYONDELL-CITGO".

         As of May 1, 1997, CITGO began purchasing, under a contract with a sixty-month term, substantially all of the refined products produced at the PDVMR refinery. During the period ended December 31, 1999, the PDVMR refinery, located in Lemont, Illinois, provided CITGO with 84 MBPD of gasoline, 38 MBPD of diesel/#2 fuel and 2 MBPD of jet fuel.

         An affiliate of PDVSA acquired a 50% equity interest in a refinery in Chalmette, Louisiana ("Chalmette") in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 2000. CITGO acquired approximately 66 MBPD of refined products from the refinery during 1999, approximately one-half of which was gasoline.

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA (a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands) and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement. Pursuant to the above arrangement, CITGO acquired approximately 118 MBPD of refined products from the refinery during 1999, approximately one-half of which was gasoline.

MARKETING

         CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenues and volumes of each of these product categories for the three years in the period ended December 31, 1999.


                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES



                                                         YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                                ------------------------------------       --------------------------------
                                                   1999         1998         1997           1999         1998         1997
                                                ----------   ----------   ----------       ------       ------       ------
                                                            ($ IN MILLIONS)                          (MM GALLONS)
LIGHT FUELS
    Gasoline                                    $    7,691   $    6,252   $    7,754       13,115       13,241       11,953
    Jet fuel                                         1,129          828        1,183        2,198        1,919        2,000
    Diesel / #2 fuel                                 2,501        1,945        2,439        5,057        4,795        4,288
ASPHALT                                                338          300          398          753          774          749
PETROCHEMICALS AND INDUSTRIAL PRODUCTS               1,024          937        1,172        2,063        2,440        1,940
LUBRICANTS AND WAXES                                   482          441          467          285          230          239
                                                ----------   ----------   ----------       ------       ------       ------
      Total                                     $   13,165   $   10,703   $   13,413       23,471       23,399       21,169
                                                ==========   ==========   ==========       ======       ======       ======

         Light Fuels. Gasoline sales accounted for 58% of CITGO's refined product sales in the years 1999, 1998 and 1997. CITGO markets CITGO branded gasoline through approximately 13,500 independently owned and operated CITGO branded retail outlets (including 11,471 branded retail outlets owned and operated by approximately 816 independent marketers and 2,027 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 45%, 48% and 47% of the volume of CITGO branded gasoline sold in 1999, 1998 and 1997, respectively. See "--Crude Oil and Refined Product Purchases -- Refined Product Purchases".

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

         CITGO markets jet fuel directly to airline customers at 27 airports, including such major hub cities as Atlanta, Chicago, Dallas/Fort Worth, New York and Miami.

         CITGO's delivery of light fuels to its customers is accomplished in part through 50 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 38 are wholly-owned by CITGO and 12 are jointly owned. Fourteen of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO operates and delivers refined products from seven terminals owned by PDVMR in the Midwest. Refined product terminals owned or operated by CITGO provide a total storage capacity of approximately 22 million barrels. Also, CITGO has active exchange relationships with over 300 other refined product terminals, providing flexibility and timely response capability to meet distribution needs.

         Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw material for finished goods. The majority of CITGO's cumene production is sold to Mount Vernon Phenol Plant Partnership ("MVPPP"), a joint venture phenol production plant in which CITGO is a limited partner. The phenol plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics. Sulphur is sold to the U.S. and international fertilizer industries; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets, through a joint venture, for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders.

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

PIPELINE OPERATIONS

         CITGO owns and operates 142 miles of crude oil pipeline systems and approximately 1,021 miles of products pipeline systems. CITGO also has equity interests in two crude oil pipeline companies with a total of approximately 1,929 miles of pipeline plus equity interests in five refined product pipeline companies with a total of approximately 8,437 miles of pipeline. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States, transporting refined products from the Gulf Coast to the mid-Atlantic and eastern seaboard states.

EMPLOYEES

         CITGO and its subsidiaries have a total of approximately 4,200 employees, approximately 1,700 of who are covered by 15 union contracts. Approximately 1,600 of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant plant and various refined product terminals.

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

         In 1992, the Company reached an agreement with a state agency to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to a state agency revising the 1993 closure plan. In 1998 and 2000, the Company submitted further revisions as requested by the state agency. A ruling on the proposal, as amended, is expected in 2000 with final closure to begin in 2002.

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

         The Texas Natural Resources Conservation Commission ("TNRCC") conducted an environmental compliance review at the Corpus Christi refinery in the first and second quarters of 1998. In January 1999, the TNRCC issued the Company a Notice of Violation ("NOV") arising from this review and in October 1999 proposed fines of approximately $1.6 million related to the NOV. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. TNRCC issued the Company another NOV in December 1999 based on its 1999 audit which cites items similar to those cited earlier and the agency has tentatively suggested that the two audits should be combined for resolution. The Company intends to vigorously protest the alleged violations and proposed fines.

         In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency, ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it intends to conduct a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter.

         In October 1999, the EPA issued a NOV to CITGO for violations of federal regulations regarding reformulated gasoline found during a May 1998 inspection at CITGO's Braintree, Massachusetts terminal and recommended a penalty of $218,500. The Company intends to vigorously contest the alleged violations and proposed fines.

         Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, CITGO management believes that its accruals are sufficient to address its environmental obligations. Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service station sites and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

         Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 1999, CITGO spent approximately $81 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $350 million for environmental and regulatory capital projects over the five-year period 2000-2004. These estimates may vary due to a variety of factors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

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

         The case brought in the United States District Court for the Northern District of Illinois by the Oil Chemical & Atomic Workers, Local 7-517 against UNO-VEN, CITGO, PDVSA, PDV America, and UNOCAL pursuant to Section 301 of the Labor Management Relations Act ("LMRA") resulted in the Court's ruling in favor of all defendants on Motions for Summary Judgment in June 1998; this ruling was affirmed on appeal and the case is now terminated.

         In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

         A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. CITGO has contracted to purchase all of the 275 properties included in the lawsuit which are in an area adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. Related to this purchase, $15.7 million was expensed in 1997. The trial judge recently ruled, over CITGO's objections, that a settlement agreement CITGO entered into in September 1997 and subsequently withdrew from, which provided for settlement of the remaining property damage claims for $5 million is enforceable. CITGO believes this ruling is erroneous and will appeal. The trial against CITGO of these remaining claims has been postponed indefinitely. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996, one of which is scheduled for trial in 2000. A trial date for the other case has not been set.

         Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. The first trial in this case, which involved two plaintiffs, began in October 1999 and resulted in verdicts for the Company. The Court granted the Company's motion for summary judgment with respect to another group of claims; an appeal of this ruling is expected. Trials of the remaining cases are currently stayed.

         CITGO is among defendants to lawsuits in California, North Carolina and New York alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, and the New York case, filed in January 2000 are putative class actions on behalf of owners of water wells and other drinking water supplies in the state. All of these actions allege that MTBE poses public health risks. Both actions seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not publicly traded. All of the Company's common stock is held by PDV America, a Delaware corporation whose ultimate parent is PDVSA. In 1999, CITGO declared and paid dividends of $15 million to PDV America.


ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical consolidated financial and operating data of CITGO as of the end of and for each of the five years in the period ended December 31, 1999. The following table should be read in conjunction with the consolidated financial statements of CITGO as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, included in "Item 8. Financial Statements and Supplementary Data".



                                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------
                                                             1999           1998         1997        1996        1995(1)
                                                          ----------    ----------   ----------   ----------   ------------
                                                                                (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
    Sales                                                 $   13,317    $   10,912   $   13,591   $   12,952   $   10,522
    Equity in earnings of affiliates                              21            77           64           21           34
    Net revenues                                              13,322        10,981       13,645       12,969       10,553
    Income before extraordinary gain                             146           194          207          127          136
    Extraordinary gain(2)                                         --            --           --           --            4
    Net income                                                   146           194          207          127          140
    Other comprehensive income (loss)                             (3)           --           --           --           --
    Comprehensive income                                         143           194          207          127          140
RATIO OF EARNINGS TO FIXED CHARGES (3)                          3.47  X       3.92 X       3.21 X       2.45 X        2.71 X
BALANCE SHEET DATA
    Total assets                                          $    5,907    $    5,254   $    5,412   $    5,630   $    4,924
    Long-term debt (excluding current portion)(4)              1,478         1,361        1,275        1,599        1,301
    Total debt (5)                                             1,557         1,460        1,386        1,759        1,432
    Shareholder's equity                                       1,964         1,846        2,081        1,870        1,732

---------------------------

(1) Includes operations of Cato Oil & Grease since May 1, 1995.

(2) Represents extraordinary gain for the early extinguishment of debt (net of related income tax provision of $2 million) in 1995.

(3) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.

(4)  Includes long-term debt to third parties and capital lease obligations.

(5) Includes short-term bank loans, current portion of capital lease obligations and long-term debt, long-term debt and capital lease obligations.

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

         In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows. CITGO purchases a significant amount of its crude oil requirements from PDVSA under long-term supply agreements (expiring in the years 2006 through 2013). This supply represented approximately 48% of the crude oil processed in refineries operated by CITGO in the year ended December 31, 1999. The crude supply contracts include force majeure clauses that have been exercised. The exercise of these clauses requires that the Company use alternative sources of supply for its crude oil requirements, and such action resulted in higher crude costs. (See Items 1. and 2. Business and Properties--Crude Oil and Refined Product Purchases). CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of the factors described above, the earnings and cash flows of CITGO may experience substantial fluctuations. Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 1999.

         The following table summarizes the sources of CITGO's sales revenues and volumes.

                        CITGO SALES REVENUES AND VOLUMES


                                                       YEAR ENDED DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                                ------------------------------------       --------------------------------
                                                   1999         1998         1997           1999         1998         1997
                                                ----------   ----------   ----------       ------       ------       ------
                                                           ($ IN MILLIONS)                           (MM GALLONS)
Gasoline                                        $    7,691   $    6,252   $    7,754       13,115       13,241       11,953
Jet fuel                                             1,129          828        1,183        2,198        1,919        2,000
Diesel / #2 fuel                                     2,501        1,945        2,439        5,057        4,795        4,288
Asphalt                                                338          300          398          753          774          749
Petrochemicals and industrial products               1,024          937        1,172        2,063        2,440        1,940
Lubricants and waxes                                   482          441          467          285          230          239
                                                ----------   ----------   ----------       ------       ------       ------
          Total refined product sales           $   13,165   $   10,703   $   13,413       23,471       23,399       21,169
Other sales                                            152          209          178           --           --           --
                                                ----------   ----------   ----------       ------       ------       ------
          Total sales                           $   13,317   $   10,912   $   13,591       23,471       23,399       21,169
                                                ==========   ==========   ==========       ======       ======       ======

         The following table summarizes CITGO's cost of sales and operating expenses.

                   CITGO COST OF SALES AND OPERATING EXPENSES


                                                                        YEAR ENDED DECEMBER 31,
                                                                      1999          1998          1997
                                                                     -------       -------       -------
                                                                              ($ IN MILLIONS)
Crude oil                                                            $ 2,855       $ 1,928       $ 2,917
Refined products                                                       7,828         6,078         7,634
Intermediate feedstocks                                                  883           826         1,152
Refining and manufacturing costs                                         816           767           793
Other operating costs and expenses and inventory changes                 415           741           524
                                                                     -------       -------       -------
       Total cost of sales and operating expenses                    $12,797       $10,340       $13,020
                                                                     =======       =======       =======

RESULTS OF OPERATIONS -- 1999 COMPARED TO 1998

         Sales revenues and volumes. Sales increased $2,405 million, representing a 22% increase from 1998 to 1999. This was due to an increase in average sales price of 22% while sales volume remained flat. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates decreased by approximately $56 million, or 73% from $77 million in 1998 to $21 million in 1999. The decrease was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which decreased $58 million, from $59 million in 1998 to $1 million in 1999. The decrease in LYONDELL-CITGO earnings was due primarily to reduced processing of extra heavy crude oil as a result of lower allocations and deliveries and a less favorable mix of extra heavy Venezuelan crude oil by PDVSA, partially offset by increased processing of spot crude; costs and lower operating rates related to outages of a coker unit and a fluid catalytic cracker unit; and a charge related to LYONDELL-CITGO's renegotiated labor agreement.

         Other income (expense). Other income (expense) was $(17) million for the year ended December 31, 1999 as compared to $(8) million for the same period in 1998. The difference was primarily due to: (1) a $3 million gain on the sale of Petro-Chemical Transport in 1998 and (2) in September 1999, CITGO's interest in the Texas New Mexico Pipeline was sold for a loss of $(2) million.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2,457 million, or 24%, from 1999 to 1998. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 61% and 59% of cost of sales for the years 1999 and 1998, respectively. These refined product purchases included purchases from LYONDELL-CITGO, PDVMR, Chalmette and HOVENSA. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

         As a result of the invocation of the force majeure clause in its crude oil supply contracts, CITGO estimates that the cost of crude oil purchased in 1999 increased by $55 million from what would have otherwise been the case.

         Gross margin. The gross margin for 1999 was $520 million, or 3.9%, compared to $572 million, or 5.2%, for 1998. In 1999, the revenue per gallon component increased approximately 22% while the cost per gallon component increased approximately 23%. As a result, the gross margin decreased approximately two-tenths of a cent on a per gallon basis in 1999 compared to 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $22 million, or 9% in 1999, as a result of the Company's efforts to reduce such expenses and to a reduction in employee incentive compensation costs.

         Income taxes. CITGO's provision for income taxes in 1999 was $62 million, representing an effective tax rate of 30%. In 1998, CITGO's provision for income taxes was $103 million, representing an effective tax rate of 35%. The effective tax rate for the current year is unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last Internal Revenue Service audit. During the years under audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns pending final determination by the Internal Revenue Service. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.

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

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 59% of cost of sales for the years 1998 and 1997. These refined product purchases included purchases from LYONDELL-CITGO, PDVMR, Chalmette and HOVENSA. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. (See also "Factors Affecting Forward Looking Statements").

         Gross margin. The gross margin in 1998 was $572 million, which was essentially unchanged from 1997. This occurred because a sales volume increase of approximately 11% was sufficient to offset the 9% erosion of gross margin on a per gallon basis which included a lower of cost of market adjustment of $159 million.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $42 million, or 21% in 1998. The increase was due primarily to salary and related burden allocations as well as increases in advertising expense and depreciation.

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

         Income taxes. CITGO's provision for income taxes in 1998 was $103 million, representing an effective tax rate of 35%. In 1997, CITGO's provision for income taxes was $91 million, representing an effective tax rate of 31%. The relatively low rate in 1997 was due primarily to the favorable resolution of a significant tax issue with the Internal Revenue Service in the second quarter of 1997. The resolution resulted in the reduction of a tax accrual previously established related to this matter. The decrease was partially offset by the recording of a valuation allowance related to a capital loss carryforward. In 1998 the effective tax rate decreased slightly compared to the 1996 rate due to a decrease in state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1999, CITGO's net cash provided by operating activities totaled approximately $217 million, primarily reflecting $146 million of net income, $234 million of depreciation and amortization and the net effect of other items of $(163) million. The more significant changes in other items included the increase in accounts receivable, including receivables from affiliates, of approximately $483 million, the increase in inventories of approximately $234 million, the increase in accounts payable and other current liabilities, including payables to affiliates, of approximately $457 million and the increase of other assets of approximately $59 million.

         Net cash used in investing activities in 1999 totaled $234 million consisting primarily of capital expenditures of $227 million and loans to LYONDELL-CITGO of $25 million.

         During the same period, consolidated net cash provided by financing activities totaled approximately $82 million comprised primarily of $180 million of proceeds from revolving bank loans, offset by net repayments of other debt of $83 million and a $15 million dividend paid to PDV America.

         CITGO currently estimates that its capital expenditures for the years 2000 through 2004 will total approximately $1.3 billion. These include:


          CITGO ESTIMATED CAPITAL EXPENDITURES - 2000 THROUGH 2004 (1)



Strategic                             $   598 million
Maintenance                               388 million
Regulatory / Environmental                348 million
                                      ---------------
     Total                            $ 1,334 million
                                      ===============

---------------

(1) These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements".

         As of December 31, 1999, the company and its subsidiaries had an aggregate of $1,455 million of indebtedness outstanding that matures on various dates through the year 2028. As of December 31, 1999, the Company's contractual commitments to make principal payments on this indebtedness were $47 million, $47 million and $36 million for 2000, 2001 and 2002, respectively. The Company's bank credit facility consists of a $400 million, five year, revolving bank loan and a $150 million, 364 day, revolving bank loan, both of which are unsecured and have various borrowing maturities, of which $345 million was outstanding at December 31, 1999. Cit-Con has a separate credit agreement under which $14 million was outstanding at December 31, 1999. The Company's other principal indebtedness consists of (i) $200 million in senior notes issued in 1996, (ii) $260 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $137 million in senior notes issued in 1991, (iv) $306 million in obligations related to tax exempt bonds issued by various governmental units, and (v) $178 million in obligations related to taxable bonds issued by a governmental unit. (See Consolidated Financial Statements of CITGO -- Note 9 and 10 in Item 14a.)

         As of December 31, 1999, capital resources available to CITGO included cash provided by operations, available borrowing capacity of $205 million under CITGO's revolving credit facility and $184 million in unused availability under uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time. See "Factors Affecting Forward Looking Statements".

         CITGO's debt instruments impose restrictions on CITGO's ability to incur additional debt, place liens on property, sell or acquire fixed assets, and make restricted payments, including dividends.

         CITGO is a member of the PDV Holding, Inc. consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV America, which is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. (See Consolidated Financial Statements of CITGO -- Note 1 and Note 4 in Item 14a).

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

IMPENDING ACCOUNTING CHANGE

         The Securities and Exchange Commission ("SEC") has recently indicated that they intend to issue a summary of their views regarding accounting for planned major maintenance activities (See Consolidated Financial Statements of CITGO - Note 1 in Item 14a). Such summary is expected, in part, to defer the issuance of guidance related to certain aspects of accounting for major maintenance activities pending completion of a project dealing with a cost capitalization that will be conducted by the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants. At December 31, 1999 CITGO had capitalized approximately $80 million of such costs, all or a portion of which may be required to be written off through an immediate charge to income as a result of the SEC and/or AcSEC conclusions. Pending issuance of the SEC summary, CITGO plans to continue its policy of deferring and amortizing such costs.

YEAR 2000 READINESS

         The inability of computers, software and other equipment using microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 issue. Such systems may be unable to accurately process certain date-based information. To mitigate any adverse impact this may cause, CITGO established a company wide Year 2000 Project to address the issue of computer programs and embedded computer chips which may be unable to correctly function with the Year 2000. In addition, CITGO updated major elements of its information systems by implementing programs purchased from Systems, Applications and Products in Data Processing ("SAP"). The first phase of SAP implementation, which included the financial reporting and materials management modules, was brought into production on January 1, 1998. Additional SAP modules including plant maintenance work order and cost tracking were implemented throughout 1998. The light oils product scheduling, inventory and billing module and the human resources module were brought into production on June 1 and July 1, 1999, respectively. The total cost of the SAP implementation was approximately $125 million, which included software, hardware, reengineering and change management. Management has determined that SAP is an appropriate solution to the Year 2000 issue related to the systems for which SAP was implemented. Such systems comprise approximately 80 percent of CITGO's total information systems. Remaining business software systems were made Year 2000 ready through the Year 2000 Project or they were replaced.

         The Company did not experience any significant business disruptions or malfunctions in its operating or business systems during the transition from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of Year 2000 issues. It is possible, however, that the full impact of the date transition has not been fully recognized. For example, it is possible that date-related issues such as quarterly or year-end processing problems may occur. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by similar date-related issues. The Company is currently not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

         Excluding SAP implementation, the Company expended $15 million on Year 2000 readiness efforts through year-end 1999. These expenditures included identifying and remediating potential Year 2000 problems, and the associated program administration and labor costs incurred.


ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at December 31, 1999, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply / demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualify as hedges, however, certain strategies that CITGO may use on commodity positions do not qualify as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 1999


                                                                MATURITY    NUMBER OF   CONTRACT     MARKET
    COMMODITY                    DERIVATIVE                       DATE      CONTRACTS   VALUE (2)    VALUE
    ---------                    ----------                     --------    ---------   ---------    ------
                                                                                             ($ in millions)
No Lead Gasoline (1)       Futures Purchased                      2000           60   $      1.7   $      1.7
                           Futures Sold                           2000          225   $      6.1   $      6.4
                           Swaps                                  2000          300   $      8.1   $      7.8


Heating Oil (1)            Futures Purchased                      2000          217   $      5.7   $      6.0
                           Futures Purchased                      2001            6   $      0.1   $      0.1
                           Futures Sold                           2000          450   $     12.5   $     12.8
                           Swaps                                  2000          336   $      7.7   $      7.7


Crude Oil (1)              Swaps                                  2000          600   $     13.4   $     14.3


Natural Gas (3)            Futures Purchased                      2000            6   $      0.1   $      0.1

------------------------

(1)  1,000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract


                       NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS ON DECEMBER 31, 1998



                                             MATURITY        NUMBER OF        CONTRACT       MARKET
COMMODITY                 DERIVATIVE           DATE          CONTRACTS         VALUE(2)       VALUE
---------                 ----------         --------        ---------        ---------      -------
                                                                                  ($ in millions)

No Lead Gasoline (1)    Futures Purchased      1999            500             $  8.0        $  8.0



Heating Oil (1)         Futures Purchased      1999            371             $  7.0        $  6.0
                        Futures Sold           1999            110             $  2.0        $  2.0

--------------------
(1) 1,000 barrels per contract
(2) Weighted average price


         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At December 31, 1999, CITGO's primary exposures were to U.S. dollar, LIBOR and U.S. Treasury rates.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT DECEMBER 31, 1999 AND 1998


                                                                   NOTIONAL
                                                    FIXED         PRINCIPAL
VARIABLE RATE INDEX    EXPIRATION DATE            RATE PAID        AMOUNT
-------------------    ---------------            ---------        ------
                                                               ($ in millions)
One-month LIBOR        May 2000                     6.28%        $       25
J.J. Kenny             May 2000                     4.72%                25
J.J. Kenny             February 2005                5.30%                12
J.J. Kenny             February 2005                5.27%                15
J.J. Kenny             February 2005                5.49%                15
                                                                 ----------
                                                                 $       92
                                                                 ==========

         The fair value of the interest rate swap agreements in place at December 31, 1999, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1.3 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 1999


                                                                                EXPECTED
    EXPECTED            FIXED          AVERAGE FIXED        VARIABLE       AVERAGE VARIABLE
   MATURITIES         RATE DEBT        INTEREST RATE        RATE DEBT        INTEREST RATE
   ----------         ---------        -------------        ---------       ----------------
                   ($ in millions)                      ($ in millions)
      2000             $    40             9.11%            $     23               5.72%
      2001                  40             9.11%                   7               6.11%
      2002                  36             8.78%                  --               6.22%
      2003                  61             8.79%                 345               6.25%
      2004                  31             8.02%                  16               6.29%
   Thereafter              391             8.02%                 465               6.41%
                       -------             ----             --------               ----
     Total             $   599             8.29%            $    856                6.32%
                       =======             ====             ========               ====
Fair Value             $   582                              $    856
                                                            ========


                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 1998

                                                                                EXPECTED
    EXPECTED            FIXED          AVERAGE FIXED        VARIABLE       AVERAGE VARIABLE
   MATURITIES         RATE DEBT        INTEREST RATE        RATE DEBT        INTEREST RATE
   ----------         ---------        -------------        ---------      -----------------
                   ($ in millions)                      ($ in millions)
1999                   $    40             9.11%            $     44               5.01%
2000                        40             9.11%                   7               5.09%
2001                        40             9.11%                   7               5.23%
2002                        36             8.78%                  --                 --
2003                        61             8.79%                 165               5.44%
Thereafter                 422             8.02%                 481               6.00%
                       -------             ----             --------               ----
Total                  $   639             8.34%            $    704               5.79%
                       =======             ====             ========               ====
Fair Value             $   625                              $    704
                       =======                              ========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting certain information otherwise required by Item 10 of Form 10-K relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c).

ITEM 11.  EXECUTIVE COMPENSATION

         The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting certain information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The majority of the Board of Directors of CITGO are also directors or executive officers of PDVSA.

         CITGO has entered into several transactions with PDVSA or other affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $1.7 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 1999. At December 31, 1999, $178 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA. (See "Items 1. and 2. Business and Properties -- Crude Oil and Refined Product Purchases").

         LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell, referred to as the owners. CITGO contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996 with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. Under this agreement, LYONDELL-CITGO purchased approximately $0.8 billion of crude oil and feedstocks at market related prices from PDVSA in 1999. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract. (See Consolidated Financial Statements of CITGO -- Notes 3 and 4 in Item 14a).

         CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 1999, in accordance with agreements between the owners concerning such interest. CITGO has a one-time option exercisable after January 1, 2000 but before September 30, 2000, to increase, for an additional investment, its participation interest to 50%.

         CITGO loaned $24.6 million and $19.8 million to LYONDELL-CITGO during 1999 and 1998, respectively. The notes bear interest at market rates which were approximately 6.7% at December 31, 1999 and 1998, and are due July 1, 2003. Effective December 31, 1999, CITGO converted $32.7 million of these notes to investments in LYONDELL-CITGO.

         LYONDELL-CITGO has a $450 million credit facility that is due on May 5, 2000. The Owners are currently reviewing financing alternatives to address this situation. However, there is no agreement on a definitive plan to replace this facility and LYONDELL-CITGO does not have the funds available to repay the facility when it becomes due. As a result of this circumstance, CITGO management conducted a review to determine if its ability to realize the carrying value of its investment in LYONDELL-CITGO has been impaired. Based upon this review, CITGO management has determined that no such impairment has occurred.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the owners.

         On May 1, 1997, PDV America and Union Oil Company of California ("Unocal") closed a transaction relating to The UNO-VEN Company ("UNO-VEN"). The transaction transferred certain assets and liabilities to PDVMR, a subsidiary of PDV America, in liquidation of PDV America's 50% ownership interest in UNO-VEN. The assets include a refinery in Lemont, Illinois, as well as product distribution terminals located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery (See Consolidated Financial Statements of CITGO -- Note 2 in Item 14a). A portion of the crude oil processed by PDVMR is supplied by PDVSA under a long-term crude supply contract.

         An affiliate of PDVSA acquired a 50% equity interest in Chalmette in October 1997 and has assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 2000 (See Consolidated Financial Statements of CITGO -- Note 2 in Item 14a). CITGO acquired approximately 66 MBPD of refined products from the refinery during 1999, approximately one-half of which was gasoline.

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of CITGO -- Note 2 in Item 14a). Pursuant to the above arrangement, CITGO acquired approximately 118 MBPD of refined products from the refinery during 1999, approximately one-half of which was gasoline.

         The purchase agreements with LYONDELL-CITGO, PDVMR, Chalmette and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $4.3 and $2.9 billion for 1999 and 1998, respectively. At December 31, 1999 and 1998, $196 and $64 million, respectively, were included in payables to affiliates as a result of these transactions.

         CITGO had refined product, feedstock, crude oil and other product sales of $190 and $164 million to affiliates, including LYONDELL-CITGO and MVPPP, in 1999 and 1998, respectively. At December 31, 1999 and 1998, $38 million and $34 million, respectively, were included in Due from affiliates as a result of these transactions.

         CITGO has guaranteed approximately $101 million of debt of certain affiliates, including $50 million related to HOVENSA and $11 million related to Nelson Industrial Steam Company. (See Consolidated Financial Statements of CITGO -- Note 13 in Item 14a.)

         Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. (See Consolidated Financial Statements of CITGO -- Note 14 in Item 14a.)

         The Company and PDV America are parties to a tax allocation agreement that is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In 1997, $10 million due from PDV America to CITGO under this tax allocation agreement for the 1996 tax year was classified as a noncash dividend. In 1998, $8 million due from CITGO to PDV America under this agreement for the 1997 tax year was classified as a noncash contribution of capital. In 1999, $11 million due from PDV America to CITGO under this agreement for the 1998 tax year was classified as a noncash dividend. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement are required to be settled between the parties in cash. At December 31, 1999, CITGO has income taxes payable of $24 million included in other current liabilities. At December 31, 1998, CITGO had income taxes receivable of $12 million included in prepaid expenses and a $5 million receivable from PDV America included in due from affiliates.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a.  CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

    (1) Financial Statements:

                                                                             Page
                                                                             ----
Independent Auditors' Report                                                 F-1
Consolidated Balance Sheets at December 31, 1999 and 1998                    F-2
Consolidated Statements of Income and Comprehensive Income for
   the years ended December 31, 1999, 1998 and 1997                          F-3
Consolidated Statements of Shareholder's Equity for the years
   ended December 31, 1999, 1998 and 1997                                    F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                          F-5
Notes to Consolidated Financial Statements                                   F-7

    (2) Exhibits:

        The Exhibit Index in part c. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b.  REPORTS ON FORM 8-K

    NONE.

c.  EXHIBITS

Exhibit
Number
-------

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

  **10.7 Sublease Agreement dated as of March 31, 1987 between Champlin Petroleum Company, Sublessor, and Champlin Refining Company, Sublessee.

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

  **10.18         CITGO Senior Debt Securities (1991) Agreement.

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

 ***10.21 Selling Agency Agreement dated as of October 28, 1997 among CITGO Petroleum Corporation, Salomon Brothers Inc. and Chase Securities Inc.

****10.22         $150,000,000 Credit Agreement dated May 13, 1998.

****10.23         $400,000,000 Credit Agreement dated May 13, 1998.

****10.24         Limited Partnership Agreement of LYONDELL-CITGO Refining LP,
                  dated December 31, 1998.

    12.1          Computation of Ratio of Earnings to Fixed Charges.

    23.1          Consent of Independent Auditors.

    27            Financial Data Schedule (filed electronically only).
-------------
    * Previously filed in connection with the Registrant's Report on Form 10, Registration No. 333-3226.

   ** Incorporated by reference to the Registration Statement on Form F-1 of PDV America, Inc. (No. 33-63742).

  *** Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 18, 1997.

**** Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 17, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CITGO PETROLEUM CORPORATION


                                                /s/  R. M. Bright
                                         -------------------------------------
                                                     R. M. Bright
                                         Controller (Chief Accounting Officer)

Date: March 24, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                Signatures                                        Title                        Date
                ----------                                        -----                        ----
By       /s/      CARLOS JORDA                         Chairman of the Board and          March 24, 2000
  ------------------------------------------           Director
                  Carlos Jorda


By       /s/      AIRES BARRETO                        Director                           March 24, 2000
  ------------------------------------------
                  Aires Barreto


By       /s/      ALEX CARDENAS                        Director                           March 24, 2000
  ------------------------------------------
                  Alex Cardenas


By       /s/      LUIS CENTENO                         Director                           March 24, 2000
  ------------------------------------------
                  Luis Centeno


By       /s/      DAVID J. TIPPECONNIC                 President, Chief Executive         March 24, 2000
  ------------------------------------------           Officer and Director
                  David J. Tippeconnic


By       /s/      EZRA C. HUNT                         Senior Vice President and          March 24, 2000
  ------------------------------------------           Chief Financial Officer
                  Ezra C. Hunt

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of CITGO Petroleum Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CITGO Petroleum Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Tulsa, Oklahoma
February 11, 2000

CITGO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                       DECEMBER 31,
                                                                                             -------------------------------
                                                                                                   1999             1998
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                 $      95,780    $      30,338
   Accounts receivable, net                                                                      1,004,268          540,501
   Due from affiliates                                                                              37,860           33,780
   Inventories                                                                                     953,153          719,625
   Deferred income taxes                                                                              --             65,234
   Prepaid expenses and other                                                                        7,136           18,317
                                                                                             -------------    -------------
           Total current assets                                                                  2,098,197        1,407,795

PROPERTY, PLANT AND EQUIPMENT - Net                                                              2,877,305        2,860,427

RESTRICTED CASH                                                                                      3,015            9,436

INVESTMENTS IN AFFILIATES                                                                          734,822          781,481

OTHER ASSETS                                                                                       193,946          195,113
                                                                                             -------------    -------------

                                                                                             $   5,907,285    $   5,254,252
                                                                                             =============    =============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Short-term bank loans                                                                     $      16,000    $      37,000
   Accounts payable                                                                                632,295          384,532
   Payables to affiliates                                                                          381,404          141,607
   Taxes other than income                                                                         218,503          219,642
   Other                                                                                           192,579          209,327
   Current portion of long-term debt                                                                47,078           47,078
   Current portion of capital lease obligation                                                      16,356           14,660
                                                                                             -------------    -------------
           Total current liabilities                                                             1,504,215        1,053,846

LONG-TERM DEBT                                                                                   1,392,222        1,259,270

CAPITAL LEASE OBLIGATION                                                                            85,570          101,926

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                        212,871          200,281

OTHER NONCURRENT LIABILITIES                                                                       197,024          219,466

DEFERRED INCOME TAXES                                                                              521,751          543,464

MINORITY INTEREST                                                                                   29,710           29,559

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDER'S EQUITY:
   Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                       1                1
   Additional capital                                                                            1,312,616        1,312,616
   Retained earnings                                                                               654,519          533,823
   Accumulated other comprehensive income                                                           (3,214)            --
                                                                                             -------------    -------------
           Total shareholder's equity                                                            1,963,922        1,846,440
                                                                                             -------------    -------------

                                                                                             $   5,907,285    $   5,254,252
                                                                                             =============    =============


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    1999             1998              1997
REVENUES:
   Net sales                                                   $  13,127,443    $  10,747,577    $  13,369,808
   Sales to affiliates                                               189,778          164,144          221,495
                                                               -------------    -------------    -------------
                                                                  13,317,221       10,911,721       13,591,303

   Equity in earnings (losses) of affiliates                          21,348           77,105           64,460
   Other income (expense), net                                       (16,511)          (8,185)         (10,535)
                                                               -------------    -------------    -------------
                                                                  13,322,058       10,980,641       13,645,228
                                                               -------------    -------------    -------------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including
      purchases of $5,947,449, $4,318,958 and
      $4,791,307 from affiliates)                                 12,796,596       10,340,219       13,019,754
   Selling, general and administrative expenses                      220,489          242,496          200,777
   Interest expense, excluding capital lease                          83,933           85,691          109,895
   Capital lease interest charge                                      12,715           14,235           15,597
   Minority interest                                                     151            1,223            1,706
                                                               -------------    -------------    -------------
                                                                  13,113,884       10,683,864       13,347,729
                                                               -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                                           208,174          296,777          297,499

INCOME TAXES                                                          61,690          102,787           90,955
                                                               -------------    -------------    -------------

NET INCOME                                                           146,484          193,990          206,544

OTHER COMPREHENSIVE INCOME -
   Minimum pension liability adjustment, net of deferred
      tax benefit of $2,012                                           (3,214)            --               --
                                                               -------------    -------------    -------------

COMPREHENSIVE INCOME                                           $     143,270    $     193,990    $     206,544
                                                               =============    =============    =============


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                Accumulated
                                                  Common Stock                                     Other           Total
                                                 --------------   Additional       Retained     Comprehensive   Shareholder's
                                                  Shares Amount     Capital        Earnings        Income           Equity

BALANCE, JANUARY 1, 1997                              1   $   1   $ 1,235,009   $   635,326    $      --      $ 1,870,336

   Net income                                      --      --            --         206,544           --          206,544

   Capital contributions received                  --      --          20,000          --             --           20,000

   Noncash dividend paid                           --      --            --         (10,037)          --          (10,037)

   Dividend paid                                   --      --            --          (6,000)                       (6,000)
                                                  -----   -----   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1997                            1       1     1,255,009       825,833           --        2,080,843

   Net income                                      --      --            --         193,990           --          193,990

   Capital contributions received                  --      --          50,000          --             --           50,000

   Noncash capital contributions
      received                                     --      --           7,607          --             --            7,607

   Dividends paid                                  --      --            --        (486,000)          --         (486,000)
                                                  -----   -----   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1998                            1       1     1,312,616       533,823           --        1,846,440

   Net income                                      --      --            --         146,484           --          146,484

   Other comprehensive income -
      Minimum pension
      liability adjustment                         --      --            --            --           (3,214)        (3,214)

   Noncash dividend paid                           --      --            --         (10,788)          --          (10,788)

   Dividend paid                                   --      --            --         (15,000)          --          (15,000)
                                                  -----   -----   -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999                            1   $   1   $ 1,312,616   $   654,519    $    (3,214)   $ 1,963,922
                                                  =====   =====   ===========   ===========    ===========    ===========


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              1999            1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   146,484    $   193,990    $   206,544
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          233,747        222,191        210,790
      Provision for losses on accounts receivable                             15,110         13,826         17,827
      Loss (gain) on sale of investments                                       1,616         (2,590)          --
      Deferred income taxes                                                   49,349         59,421         60,617
      Distributions in excess of equity in earnings of affiliates             80,660         44,939         27,282
      Inventory adjustment to market                                            --          159,000           --
      Other adjustments                                                       12,662          2,062          7,997
      Changes in operating assets and liabilities:
         Accounts receivable and due from affiliates                        (482,957)        93,611        332,240
         Inventories                                                        (233,528)       (21,216)       (24,407)
         Prepaid expenses and other current assets                            11,182        (10,481)         4,477
         Accounts payable and other current liabilities                      456,568       (126,290)      (148,608)
         Other assets                                                        (58,759)       (51,879)       (74,709)
         Other liabilities                                                   (14,931)         6,910         27,158
                                                                         -----------    -----------    -----------
           Total adjustments                                                  70,719        389,504        440,664
                                                                         -----------    -----------    -----------
           Net cash provided by operating activities                         217,203        583,494        647,208
                                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (227,167)      (199,988)      (243,875)
   Proceeds from sales of property, plant and equipment                       10,524          3,432         12,295
   Decrease (increase) in restricted cash                                      6,421         (2,516)         2,449
   Investments in LYONDELL-CITGO Refining LP                                    --             --          (45,635)
   Loans to LYONDELL-CITGO Refining LP                                       (24,600)       (19,800)       (16,509)
   Proceeds from sale of investments                                           4,980          7,160           --
   Investments in and advances to other affiliates                            (4,212)        (3,247)        (2,442)
                                                                         -----------    -----------    -----------
           Net cash used in investing activities                            (234,054)      (214,959)      (293,717)
                                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments of) proceeds from short-term bank loans                   (21,000)        34,000        (50,000)
   Net proceeds from (repayments of) revolving bank loans                    180,000         30,000       (215,000)
   Payments on term bank loan                                                   --          (58,823)       (29,412)
   Payments on private placement senior notes                                (39,935)       (58,686)       (58,685)
   (Payments on) proceeds from taxable bonds                                 (25,000)       100,000           --
   Proceeds from issuance of tax-exempt bonds                                 25,000         47,200           --
   Payments of capital lease obligations                                     (14,660)       (13,140)       (11,778)
   Repayments of other debt                                                   (7,112)        (7,111)        (5,109)
   Capital contributions received                                               --           50,000         20,000
   Dividends paid                                                            (15,000)      (486,000)        (6,000)
                                                                         -----------    -----------    -----------
           Net cash provided by (used in) financing activities                82,293       (362,560)      (355,984)
                                                                         -----------    -----------    -----------

                                                                                                       (Continued)

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               1999           1998          1997

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          $    65,442    $     5,975   $    (2,493)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 30,338         24,363        26,856
                                                          -----------    -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $    95,780    $    30,338   $    24,363
                                                          ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
      Interest, net of amounts capitalized                $    94,907    $    99,872   $   126,879
                                                          ===========    ===========   ===========

      Income taxes, net of refund of $30,488 in 1999      $   (16,428)   $    60,360   $    41,807
                                                          ===========    ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   ACTIVITIES -
   Investment in LYONDELL-CITGO Refining LP (Note 3)      $   (32,654)   $      --     $      --
                                                          ===========    ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
   ACTIVITIES:
   Noncash capital contribution                           $      --      $     7,607   $      --
                                                          ===========    ===========   ===========
   Noncash dividend                                       $   (10,788)   $      --     $   (10,037)
                                                          ===========    ===========   ===========

                                                                                       (Concluded)


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS - CITGO Petroleum Corporation ("CITGO" or the "Company") is a subsidiary of PDV America, Inc. ("PDV America"), an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Bolivarian Republic of Venezuela.

     CITGO manufactures or refines and markets quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO owns and operates two modern, highly complex crude oil refineries (Lake Charles, Louisiana, and Corpus Christi, Texas) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 582 thousand barrels per day ("MBPD"). CITGO also owns a minority interest in LYONDELL-CITGO Refining LP, a limited partnership (formerly a limited liability company) that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO also operates a 167 MBPD refinery in Lemont, Illinois, owned by PDV Midwest Refining L.L.C. ("PDVMR"), a wholly owned subsidiary of PDV America. CITGO's consolidated financial statements also include accounts relating to a 65 percent owned lubricant and wax plant, pipelines, and equity interests in pipeline companies and petroleum storage terminals.

     CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East Coast of the United States. Lubricants are sold to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

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

     ESTIMATES, RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CITGO's operations can be influenced by domestic and international political, legislative, regulatory and legal environments. In addition, significant changes in the prices or availability of crude oil and refined products could have a significant impact on CITGO's results of operations for any particular year.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the separately identifiable anticipated undiscounted net cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated net cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

     REVENUE RECOGNITION - Revenue from sales of products is recognized upon transfer of title, based upon the terms of delivery.

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

     EXCISE TAXES - The Company collects excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.1 billion, $3 billion, and $3.2 billion were collected from customers and paid to various governmental entities in 1999, 1998, and 1997, respectively. Excise taxes are not included in sales.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of highly-liquid short-term investments and bank deposits with initial maturities of three months or less.

     RESTRICTED CASH - Restricted cash represents highly-liquid, short-term investments held in trust accounts in accordance with a tax-exempt bond agreement. Funds are released solely for financing construction of environmental facilities as defined in the bond agreements.

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

     The Company capitalizes interest on projects when construction entails major expenditures over extended time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Interest capitalized totaled $7 million, $5 million, and $7 million during 1999, 1998, and 1997, respectively.

     COMMODITY AND INTEREST RATE DERIVATIVES - The Company uses commodity and financial instrument derivatives to manage defined commodity price and interest rate risks arising out of the Company's core business activities. The Company has only limited involvement with other derivative financial instruments and does not use them for trading purposes.

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

     The Company also enters into various interest rate swap agreements to manage its risk related to interest rate changes on its debt. Premiums paid for purchased interest rate swap agreements are amortized to interest expense over the terms of the agreements. Unamortized premiums are included in other assets. The interest rate differentials received or paid by the Company related to these agreements are recognized as adjustments to interest expense over the term of the agreements. Gains or losses on terminated swap agreements are either amortized over the original term of the swap agreement if the hedged borrowings remain in place, or are recognized immediately if the hedged borrowings are no longer held.

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

     REFINERY MAINTENANCE - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to seven years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $47 million, $47 million, and $49 million for 1999, 1998, and 1997, respectively. Ordinary maintenance is expensed as incurred.

     The Securities and Exchange Commission is considering issuing a notice which will require companies to expense the non-capital portion of major maintenance costs as incurred. The notice will require that any existing unamortized non-capital maintenance costs be expensed immediately. The Company estimates that the pre-tax charge to income from this change will be approximately $80 million. It is likely that this change will be required by June 30, 2000 and will be reported as a cumulative effect of an accounting change in the consolidated statement of income.

     ENVIRONMENTAL EXPENDITURES - Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available.

     INCOME TAXES - The Company is included in the consolidated U.S. federal income tax return filed by PDV Holding, Inc., the direct parent of PDV America. The Company's current and deferred income tax expense has been computed on a stand-alone basis using an asset and liability approach.

2.   REFINERY AGREEMENTS

     Effective May 1, 1997, CITGO became the operator of a refinery owned by PDVMR, a subsidiary of PDV America. CITGO also purchases the products produced at the refinery (Note 4).

     An affiliate of PDVSA acquired a 50 percent equity interest in a refinery in Chalmette, Louisiana ("Chalmette") in October 1997, and has assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 2000 (Note 4). CITGO exercised this option on November 1, 1997, and acquired approximately 66 MBPD and 65 MBPD of refined products from the refinery during 1999 and 1998, respectively, approximately one-half of which was gasoline.

     In October 1998, an affiliate of PDVSA acquired a 50 percent equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (Note 4). Pursuant to the above arrangement, CITGO acquired approximately 118 MBPD and 120 MBPD of refined products from HOVENSA during 1999 and 1998, respectively, approximately one-half of which was gasoline.

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

     CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 1999. CITGO has a one-time option to increase, for an additional investment, its participation interest to 50 percent. This option may be exercised after January 1, 2000 but not later than September 30, 2000.

     CITGO loaned $24.6 million, $19.8 million and $16.5 million to LYONDELL-CITGO during 1999, 1998 and 1997, respectively. The notes bear interest at market rates which were approximately 6.7%, 5.9% and 5.9% at December 31, 1999, 1998 and 1997, and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets. Effective December 31, 1999, CITGO converted $32.7 million of these notes to investments in LYONDELL-CITGO.

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                    DECEMBER 31,
                                                    ---------------------------------------
                                                        1999          1998           1997
                                                                  (000's OMITTED)
Carrying value of investment                        $   560,227   $   597,373   $   630,060
Notes receivable                                         28,255        36,309        16,509
Participation interest                                       41%           41%           42%
Equity in net income                                $       924   $    58,827   $    44,429
Cash distributions received                              70,724        91,763        64,734

Summary of financial position:
   Current assets                                   $   219,000   $   197,000   $   243,000
   Noncurrent assets                                  1,406,000     1,440,000     1,438,000
   Current liabilities                                  697,000       203,000       293,000
   Noncurrent liabilities                               316,000       785,000       715,000
   Member's equity                                      612,000       649,000       673,000

Summary of operating results:
   Revenue                                          $ 2,571,000   $ 2,055,000   $ 2,697,000
   Gross profit                                         133,000       291,000       255,000
   Net income                                            24,000       169,000       147,000


     LYONDELL-CITGO has a $450 million credit facility that is due on May 5, 2000. The Owners are currently reviewing financing alternatives to address this situation. However, there is no agreement on a definitive plan to replace this facility and LYONDELL-CITGO does not have the funds available to repay the facility when it becomes due. As a result of this circumstance, CITGO management conducted a review to determine if its ability to realize the carrying value of its investment in LYONDELL-CITGO has been impaired. Based upon this review, CITGO management has determined that no such impairment has occurred.

4.   RELATED PARTY TRANSACTIONS

     The Company purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. The Company purchased $1.7 billion, $1.4 billion, and $2 billion of crude oil, feedstocks and other products from wholly owned subsidiaries of PDVSA in 1999, 1998, and 1997, respectively, under these and other purchase agreements. During 1999, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to the PDVSA declaration of force majeure pursuant to all four long-term crude oil supply contracts described above. As a result, the Company has been required to obtain alternative sources of crude oil, which has resulted in lower operating margins. It is not possible to forecast the future financial impacts of these reductions in crude oil deliveries on CITGO's margins because the correlation between crude oil and refined product prices is not constant over time and the duration of force majeure cannot be predicted.

     Additionally, during the second half of 1999, PDVSA did not deliver naptha pursuant to one of the contracts and has made contractually specified payments in lieu thereof.

     The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less (i) certain deemed refining costs adjustable for inflation, (ii) certain actual costs, including transportation charges, import duties and taxes and (iii) a deemed margin, which varies according to the grade of crude oil. At December 31, 1999 and 1998, $178 million and $74 million, respectively, were included in payables to affiliates as a result of these transactions.

     The Company also purchases refined products from various other affiliates including LYONDELL-CITGO, PDVMR, HOVENSA and Chalmette, under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $4.3 billion, $2.9 billion, and $2.8 billion for 1999, 1998, and 1997, respectively. At December 31, 1999 and 1998, $196 million and $64 million, respectively, were included in payables to affiliates as a result of these transactions.

     The Company had refined product, feedstock, and other product sales to affiliates of $190 million, $164 million, and $221 million, in 1999, 1998, and 1997, respectively. The Company's sales of crude oil to affiliates were $37 million, $18 million, and $3 million in 1999, 1998, and 1997, respectively. At December 31, 1999 and 1998, $38 million and $34 million, respectively, were included in due from affiliates as a result of these and related transactions.

     Pursuant to the PDVMR operating agreement (Note 2), on May 1, 1997, CITGO became the operator of the PDVMR refinery and employed a substantial number of employees previously employed by UNO-VEN and as a result, CITGO assumed a liability for postretirement benefits other than pensions (Note 11) of approximately $27 million related to those employees. A corresponding amount due from PDVMR is included in other assets at December 31, 1999 and 1998, pending final determination of the method of settlement by PDV America. CITGO charges PDVMR a management fee which covers various support services ($7 million and $8 million in 1999 and 1998, respectively) which is included in other income. PDVMR reimburses CITGO for all payroll expenses, including pension and benefit costs, related to CITGO employees engaged in the operation of the refinery. Such employee costs and the related reimbursements ($55 million and $52 million in 1999 and 1998, respectively) are not included in CITGO's cost of sales or revenues.

     Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 14. The Company has also guaranteed debt of certain affiliates (Note 13).

     The Company and PDV America are parties to a tax allocation agreement that is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In 1997, $10 million due from PDV America to CITGO under this tax allocation agreement for the 1996 tax year was classified as a noncash dividend. In 1998, $7.6 million due from CITGO to PDV America under this agreement for the 1997 tax year was classified as a noncash contribution of capital. In 1999, $10.8 million due from PDV America to CITGO under this agreement for the 1998 tax year was classified as a noncash dividend. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement are required to be settled between the parties in cash. At December 31, 1999, CITGO has income taxes payable of $24 million included in other current liabilities. At December 31, 1998, CITGO had income taxes receivable of $12 million included in prepaid expenses and a $5 million receivable from PDV America included in due from affiliates.

5.   ACCOUNTS RECEIVABLE

                                                         1999           1998
                                                         (000'S OMITTED)

Trade                                                $   905,875    $   487,627
Credit card                                               93,132         47,096
Other                                                     20,808         22,491
                                                     -----------    -----------
                                                       1,019,815        557,214
Allowance for uncollectible accounts                     (15,547)       (16,713)
                                                     -----------    -----------
                                                     $ 1,004,268    $   540,501
                                                     ===========    ===========



     Sales are made on account, based on pre-approved unsecured credit terms established by CITGO management. The Company also has a proprietary credit card program which allows retail consumers to purchase fuel and convenience items at CITGO branded outlets. Allowances for uncollectible accounts are established based on several factors that include, but are not limited to, analysis of specific customers, historical trends, current economic conditions and other information.

     The Company has two limited purpose subsidiaries, CITGO Funding Corporation and CITGO Funding Corporation II, which have non-recourse agreements to sell trade accounts and credit card receivables. Under the terms of the agreements, new receivables are added to the pool as collections reduce previously sold receivables. The amounts sold at any one time are limited to a maximum of $125 million of trade accounts receivable and $150 million of credit card receivables. These agreements expire on June 22, 2000 and May 8, 2000, respectively, and are renewable for successive one-year terms by mutual agreement. Fees and expenses of $15.2 million, $16.1 million and $5.8 million related to the agreements were recorded as other expense during the years ended December 31, 1999, 1998 and 1997, respectively.

6.   INVENTORIES

                                                             1999         1998
                                                                (000'S OMITTED)

Refined product                                            $ 747,620   $ 539,675
Crude oil                                                    150,092     123,927
Materials and supplies                                        55,441      56,023
                                                           ---------   ---------
                                                           $ 953,153   $ 719,625
                                                           =========   =========

     Inventories at December 31, 1998, were carried at estimated net market value which was $159 million lower than historical cost. At December 31, 1999, estimated net market values exceeded historical cost by approximately $350 million, and accordingly, no write-down was necessary.

7.   PROPERTY, PLANT AND EQUIPMENT

                                                          1999            1998
                                                             (000'S OMITTED)

Land                                                 $    112,266    $    107,961
Buildings and leaseholds                                  489,394         490,780
Machinery and equipment                                 3,203,953       2,972,646
Vehicles                                                   24,468          28,913
Construction in process                                   107,599         163,845
                                                     ------------    ------------
                                                        3,937,680       3,764,145
Accumulated depreciation and amortization              (1,060,375)       (903,718)
                                                     ------------    ------------

                                                     $  2,877,305    $  2,860,427
                                                     ============    ============



     Depreciation expense for 1999, 1998, and 1997 was $187 million, $176 million, and $161 million, respectively.

     In 1997, the Company incurred property damages from a fire at its Corpus Christi, Texas, refinery (Note 13). Other income (expense) for the year ended December 31, 1997 includes $9.4 million of gains from insurance recoveries related to this event.

     Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $13 million, $2 million, and $14 million in 1999, 1998, and 1997, respectively.

8.   INVESTMENTS IN AFFILIATES

     In addition to LYONDELL-CITGO, the Company's investments in affiliates consist of equity interests of 6.8 to 50 percent in joint interest pipelines and terminals, including a 13.98 percent interest in Colonial Pipeline Company; a 49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49 percent partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded the Company's equity in the underlying net assets by approximately $143 million and $151 million at December 31, 1999 and 1998, respectively.

     At December 31, 1999 and 1998, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $60.3 million and $56.5 million at December 31, 1999 and 1998, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

     Information on the Company's investments, including LYONDELL-CITGO, follows:

                                                                     December 31,
                                                               -----------------------
                                                                   1999        1998
                                                                    (000's OMITTED)

Company's investments in affiliates (excluding NISCO)          $  734,822   $  781,481
Company's equity in net income of affiliates                       21,348       77,105
Dividends and distributions received from affiliates              102,339      122,044

         Selected financial information for the affiliates is summarized as follows:

                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                     1999             1998             1997
                                                                                (000's OMITTED)
Summary of financial position:
   Current assets                                                 $  469,101       $  464,047        $  511,848
   Noncurrent assets                                               2,853,786        2,817,165         2,830,568
   Current liabilities                                             1,034,181          670,045           627,296
   Noncurrent liabilities                                          1,681,558        1,934,378         2,025,709

Summary of operating results:
   Revenues                                                       $3,559,451       $3,337,449        $4,076,429
   Gross profit                                                      567,749          757,678           628,559
   Net income                                                        237,906          384,810           371,006


9.   SHORT-TERM BANK LOANS

     As of December 31, 1999, the Company has established $184 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 1999, 1998, and 1997 were 5.5 percent, 5.8 percent, and 5.9 percent, respectively. The Company had $16 million and $37 million of borrowings outstanding under these facilities at December 31, 1999 and 1998, respectively.

10.  LONG-TERM DEBT

                                                                          1999             1998
                                                                              (000's OMITTED)

Revolving bank loan                                                 $     345,000    $     165,000

Senior Notes $200 million face amount, due 2006 with
   interest rate of 7.875%                                                199,806          199,776

Private Placement Senior Notes, due 2000 to 2006 with
   interest rates from 9.03% to 9.30%                                     136,688          176,623

Master Shelf Agreement Senior Notes, due 2002 to
   2009 with interest rates from 7.17% to 8.94%                           260,000          260,000

Tax Exempt Bonds, due 2004 to 2029 with variable
   and fixed interest rates                                               305,520          275,520

Taxable Bonds, due 2026 to 2028 with variable interest rates              178,000          208,000

Cit-Con bank credit agreement                                              14,286           21,429
                                                                    -------------    -------------
                                                                        1,439,300        1,306,348
Current portion of long-term debt                                         (47,078)         (47,078)
                                                                    -------------    -------------
                                                                    $   1,392,222    $   1,259,270
                                                                    =============    =============

      On April 15, 1999, CITGO issued $25 million of tax exempt revenue bonds, which are due 2029. The proceeds were used to redeem $25 million of the taxable Gulf Coast environmental facilities revenue bonds due 2028.

      REVOLVING BANK LOANS - The Company's credit agreement with various banks consists of (i) a $400 million, five-year, revolving bank loan maturing in May 2003 and (ii) a $150 million, 364-day, revolving bank loan, both of which are unsecured and have various borrowing maturities and interest rate options. Interest rates on the revolving bank loans were 7.8 percent and 7.5 percent at December 31, 1999 and 1998, respectively.

      SHELF REGISTRATION - In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, the Company entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by the Company under the shelf registration. No amounts were sold under this agreement as of December 31, 1999.

      PRIVATE PLACEMENT - At December 31, 1999, the Company has outstanding approximately $137 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semi-annually in May and November.

      MASTER SHELF AGREEMENT - At December 31, 1999, the Company has outstanding $260 million of privately-placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

      COVENANTS - The various agreements above contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company's ability to pay dividends, incur additional debt, place liens on property, and sell fixed assets. The Company was in compliance with the debt covenants at December 31, 1999.

      TAX-EXEMPT BONDS - Through state entities, the Company has issued $74.8 million of industrial development bonds for certain Lake Charles port facilities and pollution control equipment and $231 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles and Corpus Christi refineries and at the LYONDELL-CITGO refinery. Additional credit support for these bonds is provided through letters of credit. The bonds bear interest at various floating rates which ranged from 4.5 percent to 6.0 percent at December 31, 1999, and 4.1 percent to 6.0 percent at December 31, 1998.

      TAXABLE BONDS - Through state entities, the Company has issued and currently outstanding $178 million of taxable environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles refinery and at the LYONDELL-CITGO refinery. Such bonds are secured by letters of credit and have floating interest rates (6.1 percent at December 31, 1999 and 5.3 percent at December 31, 1998). At the option of the Company and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. As of December 31, 1999, $17 million of originally issued taxable bonds had been converted to tax exempt bonds.

      CIT-CON BANK CREDIT AGREEMENT - The Cit-Con bank credit agreement consists of a term loan collateralized by throughput agreements of the owner companies. The loan contains various interest rate options (weighted average effective rates of 7.5 percent and 6.7 percent at December 31, 1999 and 1998, respectively), and requires quarterly principal payments through December 2001.

      DEBT MATURITIES - Future maturities of long-term debt as of December 31, 1999, are: 2000 - $47.1 million, 2001 - $47.1 million, 2002 - $36.4 million, 2003 - $406.4 million, 2004 - $47.2 million and $855.1 million thereafter.

      INTEREST RATE SWAP AGREEMENTS - The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                                                 NOTIONAL PRINCIPAL AMOUNT
                                                                            --------------------------------
                                   EXPIRATION        FIXED RATE                 1999               1998
         VARIABLE RATE INDEX         DATE               PAID                        (000'S OMITTED)

      One-month LIBOR              May 2000              6.28%              $      25,000     $       25,000
      J. J. Kenny                  May 2000              4.72%                     25,000             25,000
      J. J. Kenny                  February 2005         5.30%                     12,000             12,000
      J. J. Kenny                  February 2005         5.27%                     15,000             15,000
      J. J. Kenny                  February 2005         5.49%                     15,000             15,000
                                                                            -------------     --------------
                                                                            $      92,000     $       92,000
                                                                            =============     ==============



      Interest expense includes $1.5 million, $1.0 million, and $0.8 million, in 1999, 1998, and 1997, respectively, related to the net settlements on these agreements.

11.   EMPLOYEE BENEFIT PLANS

      EMPLOYEE SAVINGS - The Company sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and the Company makes contributions, including matching of employee contributions, based on plan provisions. The Company expensed $18 million, $19 million, and $19 million, related to its contributions to these plans for the years 1999, 1998, and 1997, respectively.

      PENSION BENEFITS - The Company sponsors three qualified noncontributory defined benefit pension plans, two covering eligible hourly employees and one covering eligible salaried employees. The Company also sponsors three nonqualified defined benefit plans for certain eligible employees. The qualified plans' assets include corporate securities and shares in a fixed income mutual fund, two collective funds and a short-term investment fund. The nonqualified plans are not funded.

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

      The following sets forth the changes in benefit obligations and plan assets for the pension and postretirement plans for the years ended December 31, 1999 and 1998, and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:


                                                    PENSION BENEFITS          OTHER BENEFITS
                                                 ----------------------    ----------------------
                                                    1999        1998          1999        1998
                                                    (000'S OMITTED)           (000'S OMITTED)
      CHANGE IN BENEFIT OBLIGATION:
      Benefit obligation at beginning of year    $ 270,382    $ 233,486    $ 195,928    $ 180,406
      Service cost                                  19,554       17,742        6,922        6,610
      Interest cost                                 17,899       16,058       13,040       12,770
      Actuarial (gain) loss                        (39,996)      11,958      (19,540)       1,631
      Benefits paid                                 (9,136)      (8,862)      (7,318)      (5,489)
                                                 ---------    ---------    ---------    ---------
      Benefit obligation at end of year            258,703      270,382      189,032      195,928
                                                 ---------    ---------    ---------    ---------

      Change in plan assets:
      Fair value of plan assets at
       beginning of year                           254,648      221,261          939          889
      Actual return on plan assets                  28,644       38,139           52           50
      Employer contribution                          1,226        4,110        7,318        5,489
      Benefits paid                                 (9,136)      (8,862)      (7,318)      (5,489)
                                                 ---------    ---------    ---------    ---------
      Fair value of plan assets at end of year     275,382      254,648          991          939
                                                 ---------    ---------    ---------    ---------

      Funded status                                 16,679      (15,734)    (188,041)    (194,989)
      Unrecognized net actuarial gain              (85,606)     (41,146)     (31,431)     (11,896)
      Unrecognized prior service cost                  107          147           --           --
      Net gain at date of adoption                  (1,012)      (1,280)          --           --
                                                  --------     --------     --------     --------

      Net amount recognized                      $ (69,832)   $ (58,013)   $(219,472)   $(206,885)
                                                  ========     ========     ========     ========

      Amounts recognized in the Company's
       consolidated balance sheets consist of:
      Accrued benefit liability                  $ (76,303)   $ (61,991)   $(219,472)   $(206,885)
      Intangible asset                               1,245        3,978           --           --
      Accumulated other comprehensive
       income                                        5,226           --           --           --
                                                 ---------     --------     ---------    --------

      Net amount recognized                      $ (69,832)   $ (58,013)   $(219,472)   $(206,885)
                                                 =========    =========    =========    =========



                                                                 PENSION BENEFITS            OTHER BENEFITS
                                                             -------------------------   --------------------
                                                                  1999       1998              1999      1998
      WEIGHTED-AVERAGE ASSUMPTIONS
       AS OF DECEMBER 31:
       Discount rate                                                7.75%    6.75%             7.75%   6.75%
       Expected return on plan assets                               9.0 %    9.0 %             6.0 %    6.0%
       Rate of compensation increase                                5.0 %    5.0 %               --      --

      For measurement purposes, a 7.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5 percent for 2002 and remain at that level thereafter.


                                                       PENSION BENEFITS                         OTHER BENEFITS
                                                  ----------------------------------         -----------------------------------
                                                    1999          1998          1997           1999           1998         1997
                                                         (000'S OMITTED)                          (000'S OMITTED)
      Components of net periodic
        benefit cost:
        Service cost                              $ 19,554      $ 17,742      $ 15,759       $  6,922      $  6,610      $  6,786
        Interest cost                               17,899        16,058        14,246         13,040        12,770        12,359
        Expected return on plan assets             (22,531)      (19,660)      (15,453)           (57)          (53)          (47)
        Amortization of prior service cost              40            40            40             --            --            --
        Amortization of net gain at date
           of adoption                                (268)         (268)         (268)            --            --            --
        Recognized net actuarial gain               (1,649)       (1,625)       (1,228)            --        (8,823)      (27,581)
                                                   -------       -------      --------       --------      --------      --------

      Net periodic benefit cost (credit)          $ 13,045      $ 12,287      $ 13,096       $ 19,905      $ 10,504      $ (8,483)
                                                  ========      ========      ========       ========      ========      ========


      Actuarial gains (or losses) related to the postretirement benefit obligation are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5 percent of the accumulated postretirement benefit obligation.

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $23.4 million, $22.8 million and $-0-, respectively, as of December 31, 1999 and $18.2 million, $17.5 million and $-0-, respectively, as of December 31, 1998.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:



                                                                                 1-PERCENTAGE-          1-PERCENTAGE-
                                                                                 POINT INCREASE        POINT DECREASE
      Increase (decrease) in total of service and interest cost
       components                                                                  $ 4,252,000           $ (3,505,000)
      Increase (decrease) in postretirement benefit obligation                      34,215,000            (28,971,000)



     EMPLOYEE SEPARATION PROGRAMS - During 1997, the Company's senior management implemented a Transformation Program that resulted in certain personnel reductions (the "Separation Programs"). The Company expensed approximately $7 million, $8 million and $22 million for the years ended December 31, 1999, 1998 and 1997, respectively, relating to the Separation Programs.

12.   INCOME TAXES

      The provisions for income taxes are comprised of the following:


                                                                               1999            1998           1997
                                                                                        (000'S OMITTED)
      Current:
      Federal                                                                $ 11,781        $ 40,040       $28,277
      State                                                                       560           3,326         2,061
                                                                             --------        --------       -------
                                                                               12,341          43,366        30,338
      Deferred                                                                 49,349          59,421        60,617
                                                                             --------        --------       -------

                                                                             $ 61,690        $102,787       $90,955
                                                                             ========        ========       =======


      The federal statutory tax rate differs from the effective tax rate due to the following:


                                                                                       1999         1998        1997

      Federal statutory tax rate                                                       35.0 %       35.0 %     35.0 %
      State taxes, net of federal benefit                                               2.4 %        1.2 %      2.2 %
      Dividend exclusions                                                              (3.8)%       (2.5)%     (2.6)%
      Tax settlement                                                                   (5.4)%          - %     (5.4)%
      Other                                                                             1.4 %        0.9 %      1.4 %
                                                                                       ----         ----       ----

      Effective tax rate                                                               29.6 %       34.6 %     30.6 %
                                                                                       ====         ====       ====



      The effective tax rates for 1999 and 1997 were unusually low due primarily to the favorable resolution in each of these years with the Internal Revenue Service of significant tax issues related to environmental expenditures.

      Deferred income taxes reflect the net tax effects of (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1999 and 1998, are as follows:


                                                                                  1999            1998
                                                                                     (000'S OMITTED)
Deferred tax liabilities:
   Property, plant and equipment                                                  $562,818     $533,432
   Inventories (including, in 1998, the effect of adjustment to market)             87,085       22,638
   Investments in affiliates                                                       121,002      110,192
   Other                                                                            43,055       41,097
                                                                                  --------     --------
                                                                                   813,960      707,359
                                                                                  --------     --------

Deferred tax assets:
   Postretirement benefit obligations                                               77,371       74,331
   Employee benefit accruals                                                        38,893       34,029
   Alternative minimum tax credit carryforwards                                     41,809       31,376
   Net operating loss carryforwards                                                 40,914           --
   Marketing and promotional accruals                                                9,271       12,773
   Other                                                                            81,634       76,620
                                                                                  --------     --------
                                                                                   289,892      229,129
                                                                                  --------     --------

Net deferred tax liability (of which $2,317 is included in current liabilities and $65,234 is included in current assets at
   December 31, 1999 and 1998, respectively)                                      $524,068     $478,230
                                                                                  ========     ========




      At December 31, 1998, the Company had capital loss carryforwards of $6.7 million. At December 31, 1998, a valuation allowance of $1.0 million was established related to that portion of the carryforwards for which it was considered more likely than not that the related tax benefits would not be realized before expiration.

      During 1999, the Company filed a claim with the IRS to reclassify certain losses from capital to ordinary. The Company was successful and was able to utilize all capital loss carryforwards in its 1998 tax return. Therefore, at December 31, 1999, no capital loss carryforwards exist.

      At December 31, 1999, the Company has a net operating loss carryforward of $114.8 million which will expire in 2019.

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

      The case brought in the United States District Court for the Northern District of Illinois by the Oil Chemical & Atomic Workers, Local 7-517 against UNO-VEN, CITGO, PDVSA, PDV America, and UNOCAL pursuant to Section 301 of the Labor Management Relations Act ("LMRA") resulted in the court's ruling in favor of all defendants on Motions for Summary Judgment in June, 1998; this ruling was affirmed on appeal and the case is now terminated.

      In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the above noted incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. CITGO has contracted to purchase all of the 275 properties included in the lawsuit which are in an area adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. Related to this purchase, $15.7 million was expensed in 1997. The trial judge recently ruled, over CITGO's objections, that a settlement agreement CITGO entered into in September 1997 and subsequently withdrew from, which provided for settlement of the remaining property damage claims for $5 million is enforceable. CITGO believes this ruling is erroneous and will appeal. The trial against CITGO of these remaining claims will be postponed indefinitely. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996, one of which is scheduled for trial in 2000. A trial date for the other case has not been set.

      Litigation is pending in federal court in Lake Charles, Louisiana, against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. The first trial in this case, which involved two plaintiffs, began in October 1999 and resulted in verdicts for the Company. The Court granted the Company's motion for summary judgment with respect to another group of claims; an appeal of this ruling is expected. Trials of the remaining cases are currently stayed.

      CITGO is among defendants to lawsuits in California, North Carolina and New York alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, and the New York case, filed in January 2000 are putative class actions on behalf of owners of water wells and other drinking water supplies in the states. All of these actions allege that MTBE poses public health risks. These matters are in early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

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

      In 1992, the Company reached an agreement with a state agency to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to a state agency revising the 1993 closure plan. In 1998, the Company amended its 1997 proposal as requested by the state agency. A ruling on the proposal, as amended, is expected in 2000 with final closure to begin in 2002.

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

      The Texas Natural Resources Conservation Commission ("TNRCC") conducted an environmental compliance review at the Corpus Christi refinery in the first and second quarters of 1998. In January 1999, the TNRCC issued the Company a Notice of Violation ("NOV") arising from this review and in October 1999 proposed fines of approximately $1.6 million related to the NOV. Most of the alleged violations refer to recordkeeping and reporting issues, failure to keep proper records, failure to meet required emission levels, and failure to properly monitor emissions. TNRCC issued the Company another NOV in December 1999 based on its 1999 audits which cites items similar to items cited earlier and the agency has tentatively suggested that the two audits should be combined for resolution. The Company intends to vigorously protest the alleged violations and proposed fines.

      In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it intends to conduct a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter.

      In October 1999, the EPA issued a NOV to CITGO for violations of federal regulations regarding reformulated gasoline found during a May 1998 inspection at CITGO's Braintree, Massachusetts terminal and recommended a penalty of $218,500. The Company intends to vigorously contest the proposed fines and allegations.

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

      SUPPLY AGREEMENTS - CITGO purchases the crude oil processed at its refineries and also purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. In addition to supply agreements with various affiliates (Notes 2 and 4), the Company has various other crude oil, refined product and feedstock purchase agreements with unaffiliated entities with terms ranging from monthly to annual renewal. The Company believes these sources of supply are reliable and adequate for its current requirements.

      THROUGHPUT AGREEMENTS - The Company has throughput agreements with certain pipeline affiliates (Note 8). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, the Company may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. The Company currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 1999, the Company has no fixed and determinable, unconditional purchase obligations under these agreements.

      COMMODITY DERIVATIVE ACTIVITY - The Company's commodity derivatives are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, will generally be offset by gains and losses on the Company's hedged inventory or future purchases and sales. The Company's derivative commodity activity is closely monitored by management and contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 1999 and 1998 and the effects of realized gains and losses on cost of sales and pretax earnings for 1999, 1998, and 1997 were not material. At times during 1998, CITGO entered into commodity derivatives activities that were not related to the hedging program discussed above. This activity and resulting gains and losses were not material in 1998. There was no non-hedging activity in 1999 or 1997.

      OTHER CREDIT AND OFF-BALANCE SHEET RISK INFORMATION AS OF DECEMBER 31, 1999 - The Company has guaranteed approximately $14 million of debt of certain CITGO marketers. Such debt is substantially collateralized by assets of these entities. The Company has also guaranteed approximately $101 million of debt of certain affiliates, including $50 million related to HOVENSA (Note 2) and $11 million related to NISCO (Note 8). The Company has outstanding letters of credit totaling approximately $545 million, which includes $525 million related to the Company's tax-exempt and taxable revenue bonds (Note 10). The Company has also acquired surety bonds totaling $40 million primarily due to requirements of various government entities. The Company does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

      Neither the Company nor the counterparties are required to collateralize their obligations under interest rate swaps or over-the-counter derivative commodity agreements. The Company is exposed to credit loss in the event of nonperformance by the counterparties to these agreements, but has no off-balance sheet risk of accounting loss for the notional amounts. The Company does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions.

      Management considers the market risk to the Company related to its commodity and interest rate derivatives to be insignificant during the periods presented.

14.   LEASES

      The Company leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expires on January 1, 2004; however, the Company may renew the lease until January 31, 2011, the date of its option to purchase the facilities for a nominal amount. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 1999 and 1998. Accumulated amortization related to the leased assets was approximately $110 million and $102 million at December 31, 1999 and 1998, respectively. Amortization is included in depreciation expense.

      The Company also has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $35 million in 1999, $34 million in 1998, and $39 million in 1997. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:



                                                                              CAPITAL        OPERATING
                                                                               LEASE           LEASES          TOTAL
       YEAR                                                                                (000'S OMITTED)

      2000                                                                   $ 27,375        $ 34,586        $ 61,961
      2001                                                                     27,375          30,833          58,208
      2002                                                                     27,375          25,311          52,686
      2003                                                                     27,375          18,665          46,040
      2004                                                                      5,000          15,238          20,238
      Thereafter                                                               31,000          26,077          57,077
                                                                             --------       ---------        --------
      Total minimum lease payments                                            145,500        $150,710        $296,210
      Amount representing interest                                            (43,574)      =========        ========
                                                                             --------
      Present value of minimum lease payments                                 101,926
      Current portion                                                          16,356
                                                                             --------

                                                                             $ 85,570
                                                                             ========

15.   FAIR VALUE INFORMATION

      The following estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts of cash equivalents, restricted cash and variable-rate debt approximate fair values. The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:


                                                          1999                             1998
                                          -------------------------------- ---------------------------------
                                              CARRYING          FAIR            CARRYING          FAIR
                                               AMOUNT           VALUE            AMOUNT           VALUE
                                                   (000'S OMITTED)                  (000'S OMITTED)
      LIABILITIES:
        Short-term bank loans             $    16,000     $    16,000      $    37,000     $    37,000
        Long-term debt                      1,439,300       1,421,702        1,306,348       1,292,050

      DERIVATIVE AND OFF-BALANCE
       SHEET FINANCIAL INSTRUMENTS -
       UNREALIZED LOSSES:
       Interest rate swap agreements              --           (1,281)             --           (2,983)
       Guarantees of debt                         --             (898)             --             (601)
       Letters of credit                          --           (4,284)             --           (2,896)
       Surety bonds                               --             (159)             --             (147)


      SHORT-TERM BANK LOANS AND LONG-TERM DEBT - The fair value of short-term bank loans and long-term debt is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

      INTEREST RATE SWAP AGREEMENTS - The fair value of these agreements is based on the estimated amount that the Company would receive or pay to terminate the agreements at the reporting dates, taking into account current interest rates and the current creditworthiness of the counterparties.

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

16.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

      The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:

                                               1ST QTR.       2ND QTR.     3RD QTR.      4TH QTR.
                                                                 (000'S OMITTED)
      1999

      Sales                                  $ 2,256,466   $ 3,153,238   $ 3,671,547   $ 4,235,970
                                             ===========   ===========   ===========   ===========
      Cost of sales and operating expenses   $ 2,048,612   $ 3,037,583   $ 3,554,336   $ 4,156,065
                                             ===========   ===========   ===========   ===========

      Net income                             $    86,219   $    24,893   $    32,588   $     2,784
                                             ===========   ===========   ===========   ===========
      1998

      Sales                                  $ 2,741,694   $ 2,935,889   $ 2,718,308   $ 2,515,830
                                             ===========   ===========   ===========   ===========
      Cost of sales and operating expenses   $ 2,555,147   $ 2,773,602   $ 2,540,806   $ 2,470,664
                                             ===========   ===========   ===========   ===========

      Net income (loss)                      $    83,396   $    56,480   $    71,310   $   (17,196)
                                             ===========   ===========   ===========   ===========



                                     ******

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       ------------
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

  **10.7          Sublease Agreement dated as of March 31, 1987 between Champlin
                  Petroleum Company, Sublessor, and Champlin Refining Company,
                  Sublessee.

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

  **10.18         CITGO Senior Debt Securities (1991) Agreement.

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

 ***10.21         Selling Agency Agreement dated as of October 28, 1997 among
                  CITGO Petroleum Corporation, Salomon Brothers Inc. and Chase
                  Securities Inc.

****10.22         $150,000,000 Credit Agreement dated May 13, 1998.

****10.23         $400,000,000 Credit Agreement dated May 13, 1998.

****10.24         Limited Partnership Agreement of LYONDELL-CITGO Refining LP,
                  dated December 31, 1998.

    12.1          Computation of Ratio of Earnings to Fixed Charges.

    23.1          Consent of Independent Auditors.

    27            Financial Data Schedule (filed electronically only).
-------------

    * Previously filed in connection with the Registrant's Report on Form 10, Registration No. 333-3226.

   ** Incorporated by reference to the Registration Statement on Form F-1 of PDV America, Inc. (No. 33-63742).

  *** Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 18, 1997.

**** Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 17, 1999.