Form 10-Q
period 2000-03-31
CITGO PETROLEUM CORP
filed 2000-05-09
CIK 1011746

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                 --------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                                          ------------    ------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  X     No
                                                     ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, $1.00 PAR VALUE                      1,000
         -----------------------------                      -----
                  (Class)                      (outstanding at April 30, 2000)


================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                      PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.............................................................1

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999....................2

         Condensed Consolidated Statements of Income - Three-Month Periods Ended
         March 31, 2000 and 1999.........................................................................3

         Condensed Consolidated Statement of Shareholder's Equity - Three-Month Period
         Ended March 31, 2000............................................................................4

         Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
         March 31, 2000 and 1999.........................................................................5

         Notes to the Condensed Consolidated Financial Statements........................................6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................................12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................15

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................................................19

 Item 6. Exhibits and Reports on Form 8-K...............................................................19

SIGNATURES .............................................................................................20

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                                         MARCH 31,      DECEMBER 31,
                                                                                           2000             1999
                                                                                        (UNAUDITED)
                                                                                        ----------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $     21,278    $     95,780
  Accounts receivable, net                                                                 1,005,980       1,004,268
  Due from affiliates                                                                         57,129          37,860
  Inventories                                                                                914,675         953,153
  Prepaid expenses and other                                                                  13,581           7,136
                                                                                        ------------    ------------
            Total current assets                                                           2,012,643       2,098,197

PROPERTY, PLANT AND EQUIPMENT - Net                                                        2,850,697       2,877,305

RESTRICTED CASH                                                                                   --           3,015

INVESTMENTS IN AFFILIATES                                                                    714,198         734,822

OTHER ASSETS                                                                                 214,166         193,946
                                                                                        ------------    ------------

                                                                                        $  5,791,704    $  5,907,285
                                                                                        ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                                                 $    147,000    $     16,000
  Accounts payable                                                                           706,793         632,295
  Payables to affiliates                                                                     351,413         381,404
  Taxes other than income                                                                    201,829         218,503
  Other                                                                                      208,950         192,579
  Current portion of long-term debt                                                           47,078          47,078
  Current portion of capital lease obligation                                                 16,356          16,356
                                                                                        ------------    ------------
            Total current liabilities                                                      1,679,419       1,504,215

LONG-TERM DEBT                                                                             1,045,444       1,392,222

CAPITAL LEASE OBLIGATION                                                                      85,570          85,570

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                  211,782         212,871

OTHER NONCURRENT LIABILITIES                                                                 198,288         197,024

DEFERRED INCOME TAXES                                                                        538,700         521,751

MINORITY INTEREST                                                                             30,402          29,710

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                  1               1
  Additional capital                                                                       1,312,616       1,312,616
  Retained earnings                                                                          692,696         654,519
  Accumulated other comprehensive income                                                      (3,214)         (3,214)
                                                                                        ------------    ------------
            Total shareholder's equity                                                     2,002,099       1,963,922
                                                                                        ------------    ------------

                                                                                        $  5,791,704    $  5,907,285
                                                                                        ============    ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                    ---------------------------
                                                                        2000          1999
                                                                    ------------   ------------
REVENUES:
  Net sales                                                         $  4,781,794   $  2,229,816
  Sales to affiliates                                                     50,010         26,650
                                                                    ------------   ------------
                                                                       4,831,804      2,256,466
  Equity in earnings of affiliates                                        10,645          9,605
  Other income (expense) - net                                               222         (2,390)
                                                                    ------------   ------------
                                                                       4,842,671      2,263,681

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including purchases
     of $2,172,468 and $947,499 from affiliates)                       4,714,261      2,048,612
  Selling, general and administrative expenses                            43,167         54,161
  Interest expense, excluding capital lease                               21,086         20,361
  Capital lease interest charge                                            2,867          3,279
  Minority interest                                                          691            413
                                                                    ------------   ------------
                                                                       4,782,072      2,126,826
                                                                    ------------   ------------


INCOME BEFORE INCOME TAXES                                                60,599        136,855

INCOME TAXES                                                              22,422         50,636
                                                                    ------------   ------------

NET INCOME                                                          $     38,177   $     86,219
                                                                    ============   ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           ACCUMULATED
                                                                                             OTHER
                                           COMMON STOCK         ADDITIONAL    RETAINED    COMPREHENSIVE
                                        SHARES       AMOUNT       CAPITAL     EARNINGS       INCOME         TOTAL
                                      ----------   ----------   ----------   ----------    ----------     ----------
BALANCE, DECEMBER 31, 1999                     1   $        1   $1,312,616   $  654,519    $   (3,214)    $1,963,922

Net Income                                    --           --           --       38,177            --         38,177
                                      ----------   ----------   ----------   ----------    ----------     ----------

BALANCE, MARCH 31, 2000                        1   $        1   $1,312,616   $  692,696    $   (3,214)    $2,002,099
                                      ==========   ==========   ==========   ==========    ==========     ==========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                   THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                  2000         1999
                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES                           $  169,475    $  135,357
                                                               ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (26,749)      (55,355)
  Proceeds from sales of property, plant and equipment              3,735           775
  Decrease (increase) in restricted cash                            3,015          (166)
  Loans to LYONDELL-CITGO Refining LP                              (2,700)           --
  Investments in and advances to other affiliates                  (5,500)           --
                                                               ----------    ----------
            Net cash used in investing activities                 (28,199)      (54,746)
                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans                         131,000         3,000
  Net repayments of revolving bank loans                         (345,000)      (70,000)
  Repayments of other debt                                         (1,778)       (1,778)
                                                               ----------    ----------
            Net cash used in financing activities                (215,778)      (68,778)
                                                               ----------    ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (74,502)       11,833

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     95,780        30,338
                                                               ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   21,278    $   42,171
                                                               ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                   $   15,748    $   12,738
                                                               ==========    ==========
        Income taxes                                           $       31    $      456
                                                               ==========    ==========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1999 and with respect to the interim three-month periods ended March 31, 2000 and 1999 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, dated March 24, 2000, for additional information.

         The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

2.       INVENTORIES

         Inventories, primarily at LIFO, consist of the following:


                                 MARCH 31,      DECEMBER 31,
                                   2000            1999
                                (UNAUDITED)
                                -----------     ------------
                                      (000'S OMITTED)

Refined products                 $676,032         $747,620
Crude oil                         183,240          150,092
Materials and supplies             55,403           55,441
                                 --------         --------

                                 $914,675         $953,153
                                 ========         ========

3.       LONG-TERM DEBT




                                                                      MARCH 31,      DECEMBER 31,
                                                                        2000            1999
                                                                    (UNAUDITED)
                                                                    ------------     -----------
                                                                         (000'S OMITTED)
Revolving bank loans                                                $         --     $   345,000

Senior Notes $200 million face amount, due 2006 with
   interest rate of 7.875%                                               199,814         199,806

Private Placement Senior Notes, due 2000 to 2006 with
   interest rates from 9.03% to 9.30%                                    136,688         136,688

Master Shelf Agreement Senior Notes, due 2002 to
   2009 with interest rates from 7.17% to 8.94%                          260,000         260,000

Tax Exempt Bonds, due 2004 to 2029 with variable
   and fixed interest rates                                              305,520         305,520

Taxable Bonds, due 2026 to 2028 with variable interest rates             178,000         178,000

Cit-Con bank credit agreement                                             12,500          14,286
                                                                    ------------    ------------
                                                                       1,092,522       1,439,300
Current portion of long-term debt                                        (47,078)        (47,078)
                                                                    ------------    ------------
                                                                    $  1,045,444    $  1,392,222
                                                                    ============    ============

         At March 31, 2000, the net year to date repayments on the revolving bank loans were $345 million.

4.       INVESTMENT IN LYONDELL-CITGO REFINING LP

         LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell Chemical Company ("the Owners"). The heavy crude oil processed by the Houston refinery is supplied by Petroleos de Venezuela, S.A. ("PDVSA" which may also be used to refer to one or more of its subsidiaries) under a long-term crude oil supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract.

         In April 1998, the crude oil supplier exercised its contractual rights and reduced deliveries of crude oil to LYONDELL-CITGO. LYONDELL-CITGO has been required to obtain alternative sources of crude oil supply in replacement, which has resulted in lower operating margins.

         CITGO has a 41.25% participation interest in LYONDELL-CITGO. CITGO has a one-time option to increase, for an additional investment, its participation interest to 50 percent. This option must be exercised no later than September 30, 2000.

         CITGO has notes receivable from LYONDELL-CITGO which total $31 million and $28 million at March 31, 2000 and December 31, 1999, respectively. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:


                                       MARCH 31,   DECEMBER 31,
                                         2000         1999
                                      ----------   ------------
                                      (Unaudited)
                                            (000s omitted)
Carrying value of investment          $  543,366    $  560,227
Notes receivable                          30,955        28,255
Participation interest                        41%           41%

Summary of financial position:
   Current assets                     $  221,890    $  219,365
   Non current assets                  1,399,162     1,405,879
   Current liabilities                   718,115       696,661
   Non current liabilities               325,302       316,492
   Member's equity                       577,635       612,091


                                     Three Months Ended March 31,
                                     ----------------------------
                                         2000         1999
                                      ----------   ----------
                                           (Unaudited)
Equity in net income                  $    6,276   $    3,591
Cash distribution received                23,137       18,393

Summary of operating results:
   Revenue                            $  859,288   $  431,750
   Gross profit                           47,873       42,248
   Net income                             21,810       14,864

         LYONDELL-CITGO has arranged interim financing and repaid a $450 million term loan that matured on May 5, 2000.

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

         In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount. Another lawsuit, involving five plaintiffs, is scheduled for May 2000.

         A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO and other operators and owners of nearby industrial facilities which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. CITGO has contracted to purchase all of the 275 properties included in the lawsuit which are in an area adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. Related to this purchase, $15.7 million was expensed in 1997. The trial judge recently ruled, over CITGO's objections, that a settlement agreement CITGO entered into in September 1997 and subsequently withdrew from, which provided for settlement of the remaining property damage claims for $5 million is enforceable. CITGO believes this ruling is erroneous and has appealed. The trial against CITGO of these remaining claims has been postponed indefinitely. Two related personal injury and wrongful death lawsuits were filed against the same defendants in 1996 and are scheduled for trial in 2001.

         Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. The first trial in this case, which involved two plaintiffs, began in October 1999 and resulted in verdicts for the Company. The Court granted the Company's motion for summary judgment with respect to another group of claims; an appeal of this ruling is expected. Trials of the remaining cases are currently stayed.

         CITGO is among defendants to lawsuits in California, North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The action in California was filed in November 1998 by the South Tahoe Public Utility District and CITGO was added as a defendant in February 1999. The North Carolina case, filed in January 1999, and the New York case, filed in January 2000 are putative class actions on behalf of owners of water wells and other drinking water supplies in such states. The Illinois class action, filed in April 2000, purports to be on behalf of well owners in sixteen states. All of these actions allege that MTBE poses public health risks. The suits seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

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

         DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - CITGO enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. In the three-month period ended March 31, 2000, there was no non-hedging activity.

         CITGO has only limited involvement with other derivative financial instruments and does not currently use them for trading purposes. CITGO has entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 2000, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

         The impact of these instruments on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented. Management considers the market risk to the Company related to these instruments to be insignificant during the periods presented.

6.       RELATED PARTY TRANSACTIONS

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. As of March 31, 2000, PDVSA's deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, the Company has been required to use alternative sources of crude oil. As a result, CITGO estimates that crude oil costs in the three months ended March 31, 2000 were higher by $5 million than what would have otherwise been the case. It is not possible to forecast future financial impacts of these reductions in crude oil deliveries on CITGO's costs because the correlation between crude oil and refined product prices is not constant over time. Additionally, because of numerous factors, including unpredictable changes in crude oil economics, the duration of the force majeure cannot be forecasted.

         These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the three months ended March 31, 2000, PDVSA did not deliver naphtha pursuant to two of the contracts and, as a result, naphtha costs, net of deemed margin, were higher by $1 million than what would have otherwise been the case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the unaudited condensed consolidated financial statements of CITGO included elsewhere herein. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, dated March 24, 2000, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of CITGO.

         In the first quarter ended March 31, 2000, CITGO generated net income of $38.2 million on revenue of $4.8 billion compared to net income of $86.2 million on revenues of $2.3 billion for the same period last year. Gross margin for the first quarter of 1999 benefited from the sale of inventories that were written down by $159 million at December 31, 1998, to reflect market prices at that time.(See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month periods ended March 31, 2000 and 1999:


                        CITGO SALES REVENUES AND VOLUMES


                                                    THREE MONTHS        THREE MONTHS
                                                   ENDED MARCH 31,      ENDED MARCH 31,
                                                -------------------   -------------------
                                                  2000       1999       2000      1999
                                                --------   --------   --------   --------
                                                  ($ in millions)        (MM gallons)
Gasoline                                        $  2,655   $  1,256      3,141      3,101
Jet fuel                                             494        191        611        536
Diesel/#2 fuel                                     1,094        452      1,380      1,309
Asphalt                                               47         26         77         70
Petrochemicals and industrial products               391        196        386        577
Lubricants and waxes                                 115        119         56         68
                                                --------   --------   --------   --------
        Total refined product sales                4,796      2,240      5,651      5,661
Other sales                                           36         16
                                                --------   --------   --------   --------
        Total sales                             $  4,832   $  2,256      5,651      5,661
                                                ========   ========   ========   ========

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month periods ended March 31, 2000 and 1999:

                   CITGO COST OF SALES AND OPERATING EXPENSES


                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                    -------------------
                                                                      2000      1999
                                                                    --------   --------
                                                                      ($ in millions)

Crude oil                                                           $  1,126   $    443
Refined products                                                       2,884      1,289
Intermediate feedstocks                                                  277        122
Refining and manufacturing costs                                         208        193
Other operating costs, expenses and inventory changes (1)                219          2
                                                                    --------   --------
       Total cost of sales and operating expenses                   $  4,714   $  2,049
                                                                    ========   ========


(1) The three months ended March 31, 1999, includes the impact of the inventory valuation reserve of $159 million recorded at December 31, 1998. See "Gross Margin".

         Sales revenues and volumes. Sales increased $2.6 billion, or approximately 114%, in the three-month period ended March 31, 2000 as compared to the same period in 1999. This was due to an increase in average sales price of 115% and a decrease in sales volume of less than 1%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by $1 million for the three-month period ended March 31, 2000 as compared to the same period in 1999. The increase was primarily due to the change in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $2 million, from $4 million in the first three months of 1999 to $6 million in the first three months of 2000.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2.7 billion or 130%, in the quarter ended March 31, 2000 as compared to the same period in 1999. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 61% and 63% of total cost of sales and operating expenses for the first quarters of 2000 and 1999, respectively. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements.

         Gross margin. The gross margin for the three-month period ended March 31, 2000 was approximately 2.1 cents per gallon, compared to approximately 3.7 cents per gallon for the same period in 1999. In the three-month period ended March 31, 2000, the revenue per gallon component increased approximately 115% while the cost per gallon component increased approximately 130%. As a result, the gross margin decreased approximately 1.6 cents on a per gallon basis in the quarter ended March 31, 2000 compared to the same period in 1999. Inventories at December 31, 1998 had been revalued resulting in a charge of $159 million to the results of operations for the year 1998. The sale of these revalued inventories during the first quarter of 1999 is the principal factor in the higher gross margins realized during the first quarter of 1999. At March 31, 2000 and 1999 estimated net market values of inventories exceeded historical cost, and accordingly, no valuation reserve was necessary.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the first quarter of 2000 by 20%, from $54 million in the first quarter of 1999 to $43 million in the first quarter of 2000. The decrease is principally due to the write-off of the bad debt reserve related to credit card receivables. The write-off was in connection with the sale of CITGO's proprietary consumer credit card receivables and related credit card program on March 1, 2000 as described below.

LIQUIDITY AND CAPITAL RESOURCES

         For the three-month period ended March 31, 2000, the Company's consolidated net cash provided by operating activities totaled approximately $169 million. Operating cash flows were derived from net income of $38 million, depreciation and amortization of $59 million, and changes in other assets and liabilities of $72 million.

         Net cash used in investing activities totaled $28 million for the three-month period ended March 31, 2000 consisting primarily of capital expenditures of $27 million (compared to $55 million for the same period in 1999). The decline in capital expenditures in the first quarter of 2000 compared to the first quarter of 1999 is due primarily to projects which are progressing more slowly than anticipated and projects which had to be postponed when the turnarounds with which they were associated were postponed.

         Net cash used in financing activities totaled $216 million for the three-month period ended March 31, 2000 consisting primarily of $345 million net repayment on revolving bank loans partially offset by proceeds from short-term borrowings of $131 million.

         As of March 31, 2000, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $550 million and $53 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

         On March 1, 2000, CITGO sold its proprietary consumer credit card receivables and related credit card program to Associates First Capital Corporation ("Associates"). In this transaction, Associates acquired approximately $19 million in receivables from CITGO and $113 million from Royal Bank of Canada which had previously been purchased from CITGO under a revolving sale facility. In addition, Associates acquired 1.2 million active consumer accounts. The sale did not affect CITGO's commercial or fleet credit card programs.

         The Company is in compliance with its obligations under its debt financing arrangements at March 31, 2000.

NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. CITGO has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, which is required no later than January 1, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at March 31, 2000, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualify as hedges, however, certain strategies that CITGO may use on commodity positions do not qualify as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2000


                                                                         MATURITY     NUMBER OF      CONTRACT   MARKET
       COMMODITY                           DERIVATIVE                      DATE       CONTRACTS      VALUE (2)  VALUE
       ---------                           ----------                      ----       ---------      ---------  -----
                                                                                                      ($ in millions)
                                                                                                     -------------------
No Lead Gasoline (1)      Futures Purchased                                2000           69         $  2.5     $  2.5
                          Futures Sold                                     2000           60         $  2.1     $  2.2
                          OTC Swap Options Purchased                       2000        1,500         $ (0.5)    $   --
                          OTC Swap Options Sold                            2000        1,500         $  0.5     $ (0.1)
                          OTC Swaps (Pay Floating/Receive Fixed)(4)        2000          500         $ 14.0     $ 16.6

Heating Oil (1)           Futures Purchased                                2000           71         $  1.8     $  2.0
                          Futures Purchased                                2001           19         $  0.5     $  0.5
                          Futures Sold                                     2000           75         $  2.4     $  2.5
                          OTC Swaps (Pay Floating/Receive Fixed)(4)        2000          400         $  9.7     $ 11.5
                          OTC Swaps (Pay Fixed/Receive Floating)(4)        2000           10         $  0.2     $  0.3

Crude Oil (1)             OTC Swaps (Pay Fixed/Receive Floating)(4)        2000          900         $ 21.0     $ 23.8

Natural Gas (3)           Futures Purchased                                2000           15         $  0.4     $  0.4

----------------------------

(1) 1000 barrels per contract

(2) Weighted average price

(3) 10,000 mmbtu per contract

(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.



                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 1999



                                              MATURITY     NUMBER OF        CONTRACT    MARKET
       COMMODITY            DERIVATIVE          DATE       CONTRACTS        VALUE (2)    VALUE
       ---------            ----------          ----       ---------        ---------    -----
                                                                              ($ in millions)
                                                                            ---------------------
No Lead Gasoline (1)      Futures Purchased     1999            44           $  1.0      $  1.0
                          Futures Sold          1999            25           $  0.5      $  0.5

Heating Oil (1)           Futures Purchased     1999           117           $  2.4      $  2.2
                          Futures Sold          1999            25           $  0.4      $  0.5
                          OTC Caps Purchased    1999            60           $   --      $   --

Natural Gas (3)           Futures Purchased     1999           150           $  2.9      $  3.2

----------------------

(1) 1000 barrels per contract

(2) Weighted average price

(3) 10,000 mmbtu per contract

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At March 31, 2000, CITGO's primary exposures were to U.S. dollar, LIBOR and U.S. Treasury rates.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                    OPEN POSITIONS AT MARCH 31, 2000 AND 1999

                                                              NOTIONAL
                             EXPIRATION      FIXED RATE       PRINCIPAL
 VARIABLE RATE INDEX            DATE            PAID           AMOUNT
 -------------------            ----            ----           ------
                                                           ($ in millions)
One-month LIBOR             May 2000            6.28%       $     25
J.J. Kenny                  May 2000            4.72%             25
J.J. Kenny                  February 2005       5.30%             12
J.J. Kenny                  February 2005       5.27%             15
J.J. Kenny                  February 2005       5.49%             15
                                                            --------
                                                            $     92
                                                            ========


         The fair value of the interest rate swap agreements in place at March 31, 2000, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                               AT MARCH 31, 2000

                                                                        EXPECTED
                           FIXED     AVERAGE FIXED       VARIABLE    AVERAGE VARIABLE
EXPECTED MATURITIES      RATE DEBT   INTEREST RATE       RATE DEBT    INTEREST RATE
-------------------      ---------   -------------       ---------    -------------
                     ($ in millions)                 ($ in millions)
      2000               $    40          9.11%          $   152           7.17%
      2001                    40          9.11%                7           7.54%
      2002                    36          8.78%               --           8.20%
      2003                    61          8.79%               --           8.54%
      2004                    31          8.02%               16           8.71%
Thereafter                   391          8.02%              465           9.32%
                         -------       -------           -------        -------
Total                    $   599          8.29%          $   640           8.77%
                         =======       =======           =======        =======

Fair Value               $   599                         $   640
                         =======                         =======




                                DEBT OBLIGATIONS
                                AT MARCH 31, 1999



                                                                                EXPECTED
                                FIXED       AVERAGE FIXED    VARIABLE       AVERAGE VARIABLE
  EXPECTED MATURITIES         RATE DEBT     INTEREST RATE    RATE DEBT       INTEREST RATE
  -------------------         ---------     -------------    ---------       --------------
                           ($ in millions)                 ($ in millions)
          1999                 $  40           9.11%           $  45           6.25%
          2000                    40           9.11%               7           6.34%
          2001                    40           9.11%               7           6.76%
          2002                    36           8.78%              --           7.18%
          2003                    61           8.79%              95           7.59%
       Thereafter                422           8.02%             481           9.58%
                               -----           ----            -----           ----
         Total                 $ 639           8.34%           $ 635           8.98%
                               =====           ====            =====           ====

       Fair Value              $ 616                           $ 635
                               =====                           =====

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



                           CITGO PETROLEUM CORPORATION







Date:   May 9, 2000                   /s/ R. M. Bright
                                  ------------------------------------
                                          R. M. Bright
                                 Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------
  27           Financial Data Schedule (filed electronically only)