Form 10-Q
period 2000-06-30
CITGO PETROLEUM CORP
filed 2000-08-04
CIK 1011746

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[X]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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


                                      N. A.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, $1.00 PAR VALUE                                 1,000
         (Class)                                (outstanding at July 31, 2000)


================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                                 PAGE

FACTORS AFFECTING FORWARD LOOKING STATEMENTS......................................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.........................2

              Condensed Consolidated Statements of Income - Three and Six-Month Periods Ended
              June 30, 2000 and 1999..............................................................................3

              Condensed Consolidated Statement of Shareholder's Equity - Six-Month Period
              Ended June 30, 2000.................................................................................4

              Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended
              June 30, 2000 and 1999..............................................................................5

              Notes to the Condensed Consolidated Financial Statements............................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................12

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................16

PART II.       OTHER INFORMATION

   Item 1.    Legal Proceedings..................................................................................20

   Item 6.    Exhibits and Reports on Form 8-K...................................................................20

SIGNATURES ......................................................................................................21

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                              JUNE 30,
                                                                                                2000               DECEMBER 31,
                                                                                             (UNAUDITED)              1999
                                                                                           ---------------       ---------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                $        24,081       $        95,780
  Accounts receivable, net                                                                         993,528             1,004,268
  Due from affiliates                                                                               30,493                37,860
  Inventories                                                                                      999,001               953,153
  Deferred income taxes                                                                              1,230                  --
  Prepaid expenses and other                                                                        10,222                 7,136
                                                                                           ---------------       ---------------
            Total current assets                                                                 2,058,555             2,098,197

PROPERTY, PLANT AND EQUIPMENT - Net                                                              2,830,507             2,877,305

RESTRICTED CASH                                                                                       --                   3,015

INVESTMENTS IN AFFILIATES                                                                          707,621               734,822

OTHER ASSETS                                                                                       229,417               193,946
                                                                                           ---------------       ---------------

                                                                                           $     5,826,100       $     5,907,285
                                                                                           ===============       ===============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                                                    $        34,000       $        16,000
  Accounts payable                                                                                 638,514               632,295
  Payables to affiliates                                                                           489,687               381,404
  Taxes other than income                                                                          215,964               218,503
  Other                                                                                            242,070               192,579
  Current portion of long-term debt                                                                 47,078                47,078
  Current portion of capital lease obligation                                                       17,276                16,356
                                                                                           ---------------       ---------------
            Total current liabilities                                                            1,684,589             1,504,215

LONG-TERM DEBT                                                                                   1,043,666             1,392,222

CAPITAL LEASE OBLIGATION                                                                            76,695                85,570

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                        210,654               212,871

OTHER NONCURRENT LIABILITIES                                                                       196,915               197,024

DEFERRED INCOME TAXES                                                                              547,201               521,751

MINORITY INTEREST                                                                                   31,102                29,710

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                        1                     1
  Additional capital                                                                             1,312,616             1,312,616
  Retained earnings                                                                                725,875               654,519
  Accumulated other comprehensive income                                                            (3,214)               (3,214)
                                                                                           ---------------       ---------------
            Total shareholder's equity                                                           2,035,278             1,963,922
                                                                                           ---------------       ---------------

                                                                                           $     5,826,100       $     5,907,285
                                                                                           ===============       ===============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                THREE MONTHS                        SIX MONTHS
                                                               ENDED JUNE 30,                     ENDED JUNE 30,
                                                      ------------------------------      -----------------------------
                                                          2000              1999              2000             1999
                                                      ------------      ------------      ------------     ------------

REVENUES:
  Net sales                                           $  5,624,446      $  3,112,862      $ 10,406,240     $  5,342,678
  Sales to affiliates                                       66,250            40,376           116,260           67,026
                                                      ------------      ------------      ------------     ------------
                                                         5,690,696         3,153,238        10,522,500        5,409,704
  Equity in earnings (losses) of affiliates                 (7,618)          (12,824)            3,027           (3,219)
  Other income (expense) - net                                (141)           (1,524)               81           (3,914)
                                                      ------------      ------------      ------------     ------------
                                                         5,682,937         3,138,890        10,525,608        5,402,571

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including
     purchases of $2,697,886, $1,331,092,
     $4,870,354 and $2,278,591 from affiliates)          5,556,184         3,037,583        10,270,445        5,086,195
  Selling, general and administrative expenses              49,468            56,343            92,635          110,504
  Interest expense, excluding capital lease                 21,053            20,184            42,139           40,545
  Capital lease interest charge                              2,866             3,279             5,733            6,558
  Minority interest                                            701               (19)            1,392              394
                                                      ------------      ------------      ------------     ------------
                                                         5,630,272         3,117,370        10,412,344        5,244,196
                                                      ------------      ------------      ------------     ------------


INCOME BEFORE INCOME TAXES                                  52,665            21,520           113,264          158,375

INCOME TAXES                                                19,486            (3,373)           41,908           47,263
                                                      ------------      ------------      ------------     ------------

NET INCOME                                            $     33,179      $     24,893      $     71,356     $    111,112
                                                      ============      ============      ============     ============


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                       COMMON STOCK               ADDITIONAL        RETAINED      COMPREHENSIVE
                                  SHARES           AMOUNT          CAPITAL          EARNINGS          INCOME             TOTAL
                               ------------     ------------     ------------     ------------    -------------      ------------

BALANCE, DECEMBER 31, 1999                1     $          1     $  1,312,616     $    654,519     $     (3,214)     $  1,963,922

Net Income                             --               --               --             71,356             --              71,356
                               ------------     ------------     ------------     ------------     ------------      ------------

BALANCE, JUNE 30, 2000                    1     $          1     $  1,312,616     $    725,875     $     (3,214)     $  2,035,278
                               ============     ============     ============     ============     ============      ============


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                           SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                       2000           1999
                                                                    ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES                                $ 351,233      $ 124,761
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                (53,556)      (110,770)
  Proceeds from sales of property, plant and equipment                  3,949            973
  Decrease (increase) in restricted cash                                3,015           (254)
  Loans to LYONDELL-CITGO Refining LP                                 (25,130)       (17,000)
  Investment in LYONDELL-CITGO Refining LP                             (4,700)            --
  Investments in and advances to other affiliates                      (8,000)        (2,712)
                                                                    ---------      ---------
            Net cash used in investing activities                     (84,422)      (129,763)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans                              18,000         97,000
  Net repayments of revolving bank loans                             (345,000)       (65,000)
  Proceeds from issuance of tax-exempt bonds                               --         25,000
  Payments on taxable bonds                                                --        (25,000)
  Dividends paid to Parent (PDV America)                                   --        (15,000)
  Payments of capital lease obligations                                (7,954)        (7,130)
  Repayments of other debt                                             (3,556)        (3,556)
                                                                    ---------      ---------
            Net cash (used in) provided by financing activities      (338,510)         6,314
                                                                    ---------      ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (71,699)         1,312

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         95,780         30,338
                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  24,081      $  31,650
                                                                    =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                        $  49,787      $  47,837
                                                                    =========      =========
        Income taxes, net of refunds of $15,008 and $30,000         $ (12,776)     $ (28,080)
                                                                    =========      =========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1999 and with respect to the interim three-month and six-month periods ended June 30, 2000 and 1999 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, dated March 24, 2000, for additional information.

      The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

2.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:




                                     JUNE 30,
                                      2000            DECEMBER 31,
                                  (UNAUDITED)            1999
                                 --------------     --------------
                                          (000'S OMITTED)

Refined products                 $      772,938     $      747,620
Crude oil                               167,753            150,092
Materials and supplies                   58,310             55,441
                                 --------------     --------------

                                 $      999,001     $      953,153
                                 ==============     ==============

3.       LONG-TERM DEBT




                                                                   JUNE 30,
                                                                     2000         DECEMBER 31,
                                                                 (UNAUDITED)         1999
                                                                 -----------      -----------
                                                                        (000'S OMITTED)

Revolving bank loans                                             $        --      $   345,000

Senior Notes $200 million face amount, due 2006 with
   interest rate of 7.875%                                           199,822          199,806

Private Placement Senior Notes, due 2000 to 2006 with
   interest rates from 9.03% to 9.30%                                136,688          136,688

Master Shelf Agreement Senior Notes, due 2002 to
   2009 with interest rates from 7.17% to 8.94%                      260,000          260,000

Tax Exempt Bonds, due 2004 to 2029 with variable
   and fixed interest rates                                          305,520          305,520

Taxable Bonds, due 2026 to 2028 with variable interest rates         178,000          178,000

Cit-Con bank credit agreement                                         10,714           14,286
                                                                 -----------      -----------
                                                                   1,090,744        1,439,300
Current portion of long-term debt                                    (47,078)         (47,078)
                                                                 -----------      -----------

                                                                 $ 1,043,666      $ 1,392,222
                                                                 ===========      ===========




      At June 30, 2000, the net year to date repayments on the revolving bank loans were $345 million.

      On May 10, 2000, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

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

      CITGO has notes receivable from LYONDELL-CITGO which total $53 million and $28 million at June 30, 2000 and December 31, 1999, respectively. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:



                                            June 30,           December 31,
                                             2000                 1999
                                        --------------       --------------
                                         (Unaudited)
                                                  (000s omitted)


Carrying value of investment            $      536,079       $      560,227
Notes receivable                                53,385               28,255
Participation interest                              41%                  41%

Summary of financial position:
   Current assets                       $      336,004       $      219,365
   Non current assets                        1,402,042            1,405,879
   Current liabilities                         847,093              696,661
   Non current liabilities                     350,219              316,492
   Member's equity                             540,734              612,091



                                             Six Months Ended June 30,
                                        -----------------------------------
                                             2000                 1999
                                        --------------       --------------
                                                   (Unaudited)



Equity in net loss                      $       (5,711)      $      (14,109)
Cash distribution received                      23,137               22,412

Summary of operating results:
   Revenue                              $    1,760,190       $      913,957
   Gross profit                                 55,692               30,315
   Net loss                                       (480)             (23,107)

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

      In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. CITGO received approximately 7,500 individual claims for personal injury and property damage related to the incident. Approximately 1,300 of these claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident in federal and state courts in Corpus Christi alleging property damages, personal injury and punitive damages. A trial of one of the federal court lawsuits in October 1998 involving ten bellwether plaintiffs, out of approximately 400 plaintiffs, resulted in a verdict for CITGO. The remaining plaintiffs in this case have agreed to settle for an immaterial amount. Another lawsuit, involving five plaintiffs, was settled during trial for amounts which were not material. There are no other trials on these claims scheduled to take place until mid-2001.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties located in the vicinity of the industrial facilities as a result of air, soil and groundwater contamination. CITGO has contracted to purchase all of the 275 properties included in the lawsuit which are in an area adjacent to CITGO's Corpus Christi refinery and settle the property damage claims relating to these properties. Related to this purchase, $15.7 million was expensed in 1997. The trial judge ruled, over CITGO's objections, that a settlement agreement CITGO entered into in September 1997 and subsequently withdrew from, that provided for settlement of the remaining property damage claims for $5 million is enforceable. CITGO has asked the court to reconsider its ruling. The trial against CITGO of these remaining claims has been postponed indefinitely. Two related personal injury and wrongful death lawsuits were filed against CITGO in 1996 and are scheduled for trial in 2001.

      Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former Lake Charles refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. The first trial in this case, which involved two plaintiffs, began in October 1999 and resulted in verdicts for the Company. The Court granted the Company's motion for summary judgment with respect to another group of claims; this action has been appealed to the Fifth Circuit Court of Appeals. Trials of all the remaining cases have been taken off the trial court's docket pending this appeal.

      CITGO is among defendants to lawsuits in North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. A similar case in California has been settled for an immaterial amount. The North Carolina case, filed in January 1999, and the New York case, filed in January 2000 are putative class actions on behalf of owners of water wells and other drinking water supplies in such states. The Illinois class action, filed in April 2000, purports to be on behalf of well owners in sixteen states. All of these actions allege that MTBE poses public health risks. The suits seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. CITGO has denied all of the allegations and is pursuing its defenses.

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

      The Texas Natural Resources Conservation Commission ("TNRCC") conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. TNRCC has issued Notices of Violation ("NOV") related to each of the reviews and has proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. The Company is currently reviewing the alleged violations and intends to vigorously protest the alleged violations and proposed fines.

      In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and advised it is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter.

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

      DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - CITGO enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. In the six-month period ended June 30, 2000, there was no non-hedging activity.

      CITGO has only limited involvement with other derivative financial instruments and does not currently use them for trading purposes. CITGO has entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 2000, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

      The commodity instruments increased cost of sales and operating expenses and decreased pretax earnings by $5 million for the quarter and $6 million for the six months ended June 30, 2000. The commodity instruments did not have a material impact on cost of sales and operating expenses or pretax earnings in the quarter or the six months ended June 30, 1999. The impact of the interest rate swaps on cost of sales and operating expenses and pretax earnings was immaterial for all periods presented.

6.    RELATED PARTY TRANSACTIONS

      CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. As of June 30, 2000, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, the Company has been required to use alternative sources of crude oil which resulted in lower operating margins. It is not possible to forecast future financial impacts of these reductions in crude oil deliveries on CITGO's costs because the correlation between crude oil and refined product prices is not constant over time. Additionally, because of among other things, changes in crude oil economics, the duration of the force majeure cannot be forecasted.

      These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the six months ended June 30, 2000, PDVSA did not deliver naphtha pursuant to two of the contracts. As a result, the Company has been required to use alternative sources of naphtha which resulted in lower operating margins. There was no shortfall in the naphtha deliveries in the six months ended June 30, 1999.

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

         In the quarter ended June 30, 2000, CITGO generated net income of $33.2 million on revenue of $5.7 billion compared to net income of $24.9 million on revenues of $3.1 billion for the same period last year. In the six months ended June 30, 2000, CITGO generated net income of $71.4 million on revenue of $10.5 billion compared to net income of $111.1 million on revenues of $5.4 billion for the same period last year. Gross margin for the first six months of 1999 benefited from the sale of inventories that were written down by $159 million at December 31, 1998, to reflect market prices at that time.(See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month and six-month periods ended June 30, 2000 and 1999:




                        CITGO SALES REVENUES AND VOLUMES


                                              THREE MONTHS             SIX MONTHS           THREE MONTHS             SIX MONTHS
                                             ENDED JUNE 30,          ENDED JUNE 30,         ENDED JUNE 30,         ENDED JUNE 30,
                                          -------------------     -------------------     ------------------     ------------------
                                            2000       1999        2000        1999         2000       1999        2000       1999
                                          -------     -------     -------     -------     -------    -------     -------    -------
                                            ($ in millions)         ($ in millions)          (MM gallons)           (MM gallons)

Gasoline                                  $ 3,441     $ 1,878     $ 6,096     $ 3,134       3,650      3,386       6,791      6,487
Jet fuel                                      440         238         934         429         571        535       1,182      1,071
Diesel/#2 fuel                              1,030         560       2,124       1,012       1,338      1,293       2,718      2,602
Asphalt                                       166          93         213         119         244        227         321        297
Petrochemicals and industrial products        461         236         852         432         430        469         816      1,046
Lubricants and waxes                          139         122         254         241          72         75         128        143
                                          -------     -------     -------     -------     -------    -------     -------    -------
        Total refined product sales         5,677       3,127      10,473       5,367       6,305      5,985      11,956     11,646
Other sales                                    14          26          50          43
                                          -------     -------     -------     -------     -------    -------     -------    -------
        Total sales                       $ 5,691     $ 3,153     $10,523     $ 5,410       6,305      5,985      11,956     11,646
                                          =======     =======     =======     =======     =======    =======     =======    =======

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month and six-month periods ended June 30, 2000 and 1999:



                   CITGO COST OF SALES AND OPERATING EXPENSES


                                                                  Three Months               Six Months
                                                                  Ended June 30,            Ended June 30,
                                                                2000         1999          2000         1999
                                                              --------     --------     --------     --------
                                                                 ($ in millions)           ($ in millions)

Crude oil                                                     $  1,332     $    680     $  2,458     $  1,123
Refined products                                                 3,558        1,859        6,442        3,148
Intermediate feedstocks                                            373          183          650          305
Refining and manufacturing costs                                   223          203          431          396
Other operating costs, expenses and inventory changes (1)           70          113          289          114
                                                              --------     --------     --------     --------
       Total cost of sales and operating expenses             $  5,556     $  3,038     $ 10,270     $  5,086
                                                              ========     ========     ========     ========

(1) The six months ended June 30, 1999, includes the impact of the inventory valuation reserve of $159 million recorded at December 31, 1998. See "Gross Margin".


         Sales revenues and volumes. Sales increased $2.5 billion, or approximately 80%, in the three-month period ended June 30, 2000 as compared to the same period in 1999. This was due to an increase in average sales price of 71% and an increase in sales volume of 5%. Sales increased $5.1 billion, or approximately 95%, in the six-month period ended June 30, 2000 as compared to the same period in 1999. This was due to an increase in average sales price of 89% and an increase in sales volume of 3%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings (losses) of affiliates. Equity in earnings (losses) of affiliates increased by $5 million for the three-month period and increased $6 million for the six-month period ended June 30, 2000 as compared to the same periods in 1999. The increase was primarily due to the change in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $9 million, from $(14) million in the first six months of 1999 to $(5) million in the first six months of 2000. The six-month periods in both 2000 and 1999 experienced lower crude processing rates. In 2000, this was due to a major planned turnaround. In 1999, it was due to unplanned production unit outages. However, the improvement in 2000 compared to 1999 was primarily due to higher margins reflecting a stronger gasoline market in the first six months of 2000.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2.5 billion or 83%, in the quarter ended June 30, 2000 as compared to the same period in 1999. Cost of sales and operating expenses increased by $5.2 billion or 102%, in the six months ended June 30, 2000 as compared to the same period in 1999. (See CITGO Cost of Sales and Operating Expenses table above.)

         As a result of the invocation of the force majeure clause in its crude supply contracts, CITGO estimates that crude oil costs in the six months ended June 30, 2000 were higher by $5 million than what would have otherwise been the case. However, in the three months ended June 30, 2000, CITGO estimates that the declaration of force majeure did not result in crude costs higher than what would have otherwise been the case. CITGO estimates that the cost of crude oil purchased in the three months and six months ended June 30, 1999 increased by $13 million and $17 million, respectively, from what would have otherwise been the case. These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the six months ended June 30, 2000, PDVSA did not deliver naphtha pursuant to two of the contracts. As a result, naphtha costs, net of deemed margin were higher by $2 million and $3 million than what would have otherwise been the case for the three months and six months ended June 30, 2000. There was no shortfall in the naphtha deliveries in the six months ended June 30, 1999.

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 64% and 61% of total cost of sales and operating expenses for the second quarters of 2000 and 1999, respectively and 63% and 62% for the first six months of 2000 and 1999, respectively. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements."

         Gross margin. The gross margin for the three-month period ended June 30, 2000 was approximately 2.1 cents per gallon, compared to approximately 1.9 cents per gallon for the same period in 1999. The gross margin for the six-month period ended June 30, 2000 was approximately 2.1 cents per gallon, compared to approximately 2.8 cents per gallon for the same period in 1999. In the three-month period ended June 30, 2000, the revenue per gallon component increased approximately 71% while the cost per gallon component increased approximately 74%. As a result, the gross margin increased approximately two-tenths of one cent on a per gallon basis in the quarter ended June 30, 2000 compared to the same period in 1999. In the six-month period ended June 30, 2000, the revenue per gallon component increased approximately 89% while the cost per gallon component increased approximately 97%. As a result, the gross margin decreased approximately seven-tenths of one cent on a per gallon basis in the six-months ended June 30, 2000 compared to the same period in 1999. Inventories at December 31, 1998 had been revalued resulting in a charge of $159 million to the results of operations for the year 1998. The sale of these revalued inventories during the first quarter of 1999 is the principal factor in the higher gross margins realized during the first quarter of 1999. The gross margin for the six-month period ended June 30, 1999 would have been 1.4 cents per gallon if these inventories had not been revalued. At June 30, 2000 and 1999 estimated net market values of inventories exceeded historical cost, and accordingly, no valuation reserve was necessary.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased in the second quarter of 2000 by 12%, from $56 million in the second quarter of 1999 to $49 million in the second quarter of 2000. Selling, general and administrative expenses decreased in the first six months of 2000 by 16%, from $111 million in the first six months of 1999 to $93 million in the first six months of 2000. The decrease is principally due to the decrease in professional and consulting fees and the recovery of the bad debt reserve related to credit card receivables. The recovery was in connection with the sale of CITGO's proprietary consumer credit card receivables and related credit card program on March 1, 2000 as described below.

LIQUIDITY AND CAPITAL RESOURCES

         For the six-month period ended June 30, 2000, the Company's consolidated net cash provided by operating activities totaled approximately $351 million. Operating cash flows were derived from net income of $71 million, depreciation and amortization of $118 million, and changes in other assets and liabilities of $162 million.

         Net cash used in investing activities totaled $84 million for the six-month period ended June 30, 2000 consisting primarily of capital expenditures of $54 million (compared to $111 million for the same period in 1999). The decline in capital expenditures in the first six months of 2000 compared to the first six months of 1999 is due primarily to projects which are progressing more slowly than anticipated. Total capital expenditures for the year are currently estimated to be approximately $130 million. This is approximately 60 percent of 1999 capital expenditures. In addition, CITGO has loaned $25 million to LYONDELL-CITGO in the six-month period ended
June 30, 2000.

         Net cash used in financing activities totaled $339 million for the six-month period ended June 30, 2000 consisting primarily of $345 million net repayment on revolving bank loans partially offset by proceeds from short-term borrowings of $18 million.

         As of June 30, 2000, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $550 million and $186 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

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

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement has a minimum term of one year and is renewable for successive annual terms by mutual agreement. $225 million has been sold under this amended agreement as of June 30, 2000. Proceeds from the sale were used for general corporate purposes.

         The Company is in compliance with its obligations under its debt financing arrangements at June 30, 2000.

NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), an amendment of SFAS No. 133, was issued. The statement, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. CITGO has not determined the impact on its financial statements that may result from adoption of SFAS No. 133, as amended by SFAS No. 138, which is required no later than January 1, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at June 30, 2000, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualify as hedges, however, certain strategies that CITGO may use on commodity positions do not qualify as hedges.

                       Non Trading Commodity Derivatives
                        Open Positions at June 30, 2000

                                                                        Maturity     Number of     Contract        Market
      Commodity                           Derivative                      Date       Contracts     Value(2)        Value
      ---------                           ----------                    --------     ---------     --------        ------
                                                                                                     ($ in millions)


No Lead Gasoline(1)      Futures Sold                                     2000           100           $  4.1      $  4.2
                         OTC Swap Options Purchased                       2000           500           $   --      $   --
                         OTC Swap Options Sold                            2000           500           $   --      $   --
                         OTC Swaps (Pay Floating/Receive Fixed)(4)        2000         1,500           $ 55.7      $ 58.6

Heating Oil(1)           Futures Purchased                                2000           188           $  9.0      $ 10.1
                         Futures Purchased                                2001           337           $  6.9      $  7.6
                         Futures Sold                                     2000            25           $  0.9      $  0.9
                         OTC Swaps (Pay Floating/Receive Fixed)(4)        2000            29           $  0.8      $  0.6

Crude Oil(1)             Futures Sold                                     2000           300           $  9.2      $  9.8
                         OTC Swaps (Pay Floating/Receive Fixed)(4)        2000         3,400           $104.9      $110.5

Natural Gas(3)           Futures Purchased                                2000            23           $  0.9      $  1.0


-------------

(1)   1000 barrels per contract

(2)   Weighted average price

(3)   10,000 mmbtu per contract

(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

                        NON TRADING COMMODITY DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 1999


                                                           MATURITY     NUMBER OF        CONTRACT      MARKET
       COMMODITY                   DERIVATIVE                DATE       CONTRACTS        VALUE(2)      VALUE
       ---------                   ----------              --------     ---------        --------      -----
                                                                                          ($ in millions)

No Lead Gasoline(1)       Futures Purchased                  1999            5            $ 0.1        $ 0.1
                          Futures Sold                       1999           25            $ 0.5        $ 0.6

Heating Oil(1)            Futures Purchased                  1999          242            $ 4.7        $ 5.0
                          Futures Purchased                  2000           12            $ 0.2        $ 0.3
                          Futures Sold                       1999           50            $ 1.0        $ 1.0
                          OTC Swaps                          1999           14            $ 0.3        $ 0.3
                          OTC Swaps                          2000           17            $ 0.3        $ 0.4

Natural Gas (3)           Futures Purchased                  1999           79            $ 1.6        $ 2.0


----------

(1)   1000 barrels per contract

(2)   Weighted average price

(3)   10,000 mmbtu per contract

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At June 30, 2000, CITGO's primary exposures were to U.S. dollar, LIBOR and U.S. Treasury rates.

            For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.


                      NON TRADING INTEREST RATE DERIVATIVES
                         Open Positions at June 30, 2000



                                                                       Notional
                                  Expiration         Fixed Rate       Principal
Variable Rate Index                  Date               Paid           Amount
-------------------               ----------         ----------       ---------
                                                                    ($ in millions)

J.J. Kenny                      February 2005           5.30%             12
J.J. Kenny                      February 2005           5.27%             15
J.J. Kenny                      February 2005           5.49%             15
                                                                        ----
                                                                        $ 42
                                                                        ====

                      NON TRADING INTEREST RATE DERIVATIVES
                         Open Positions at June 30, 1999



                                                                               Notional
                                 Expiration                   Fixed Rate      Principal
Variable Rate Index                 Date                         Paid          Amount
-------------------              ----------                   ----------     ----------
                                                                           ($ in millions)


One-month LIBOR                 May 2000                        6.28%          $   25
J.J. Kenny                      May 2000                        4.72%              25
J.J. Kenny                      February 2005                   5.30%              12
J.J. Kenny                      February 2005                   5.27%              15
J.J. Kenny                      February 2005                   5.49%              15
                                                                               ------
                                                                               $   92
                                                                               ======

         The fair value of the interest rate swap agreements in place at June 30, 2000, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                DEBT OBLIGATIONS
                                AT JUNE 30, 2000


                                                                               EXPECTED
                                FIXED         AVERAGE FIXED    VARIABLE     AVERAGE VARIABLE
     EXPECTED MATURITIES       RATE DEBT      INTEREST RATE    RATE DEBT     INTEREST RATE
     -------------------       ---------      -------------    ---------    ----------------
                            ($ in millions)                ($ in millions)

          2000                  $  40           9.11%            $ 38            7.04%
          2001                     40           9.11%               7            7.46%
          2002                     36           8.78%              --            7.99%
          2003                     61           8.79%              --            8.27%
          2004                     31           8.02%              16            8.52%
       Thereafter                 391           8.02%             465            9.29%
                                -----           ----             ----            ----
         Total                  $ 599           8.29%            $526            9.08%
                                =====           ====             ====            ====

       Fair Value               $ 592                            $526
                                =====                            ====

                                DEBT OBLIGATIONS
                                AT JUNE 30, 1999



                                                                                 EXPECTED
                                 FIXED        AVERAGE FIXED      VARIABLE    AVERAGE VARIABLE
     EXPECTED MATURITIES       RATE DEBT      INTEREST RATE      RATE DEBT    INTEREST RATE
     -------------------       ---------      -------------      ---------   ----------------
                           ($ in millions)                   ($ in millions)

          1999                  $  40           9.11%             $138            5.49%
          2000                     40           9.11%                7            6.06%
          2001                     40           9.11%                7            6.81%
          2002                     36           8.78%               --            7.17%
          2003                     61           8.79%              100            7.53%
       Thereafter                 422           8.02%              481             9.23%
                                -----          -----              ----            -----
         Total                  $ 639           8.34%             $733             8.24%
                                =====          ======             ====            =====

       Fair Value               $ 617                             $733
                                =====                             ====

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



                           CITGO PETROLEUM CORPORATION







Date: August 4, 2000                               /s/ R. M. Bright
                                                --------------------------
                                                       R. M. Bright
                                          Controller (Chief Accounting Officer)

                               INDEX TO EXHIBITS


         EXHIBIT
         NUMBER          DESCRIPTION
         -------         -----------

            27           Financial Data Schedule
                           (filed electronically only)