Form 10-Q
period 2000-09-30
CITGO PETROLEUM CORP
filed 2000-11-08
CIK 1011746

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         COMMON STOCK, $1.00 PAR VALUE                      1,000
                    (Class)                  (outstanding at October 31, 2000)


================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                               PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS......................................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999....................2

              Condensed Consolidated Statements of Income - Three and Nine-Month Periods Ended
              September 30, 2000 and 1999.........................................................................3

              Condensed Consolidated Statement of Shareholder's Equity - Nine-Month Period
              Ended September 30, 2000............................................................................4

              Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended
              September 30, 2000 and 1999.........................................................................5

              Notes to the Condensed Consolidated Financial Statements............................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................13

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................17

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings..................................................................................21

   Item 6.    Exhibits and Reports on Form 8-K...................................................................21

SIGNATURES.......................................................................................................22

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                             2000             1999
                                                                                          (UNAUDITED)
                                                                                         -------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                              $      22,883    $     95,780
  Accounts receivable, net                                                                   1,114,941       1,004,268
  Due from affiliates                                                                           36,107          37,860
  Inventories                                                                                1,034,009         953,153
  Deferred income taxes                                                                          6,440              --
  Prepaid expenses and other                                                                     5,705           7,136
                                                                                         -------------    ------------
            Total current assets                                                             2,220,085       2,098,197

PROPERTY, PLANT AND EQUIPMENT - Net                                                          2,802,688       2,877,305

RESTRICTED CASH                                                                                     --           3,015

INVESTMENTS IN AFFILIATES                                                                      721,217         734,822

OTHER ASSETS                                                                                   209,123         193,946
                                                                                         -------------    ------------

                                                                                         $   5,953,113    $  5,907,285
                                                                                         =============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                                                  $          --    $     16,000
  Accounts payable                                                                             727,312         632,295
  Payables to affiliates                                                                       461,869         381,404
  Taxes other than income                                                                      192,903         218,503
  Other                                                                                        246,179         192,579
  Current portion of long-term debt                                                             47,078          47,078
  Current portion of capital lease obligation                                                   17,276          16,356
                                                                                         -------------    ------------
            Total current liabilities                                                        1,692,617       1,504,215

LONG-TERM DEBT                                                                               1,041,888       1,392,222

CAPITAL LEASE OBLIGATION                                                                        76,695          85,570

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                    209,506         212,871

OTHER NONCURRENT LIABILITIES                                                                   188,411         197,024

DEFERRED INCOME TAXES                                                                          577,434         521,751

MINORITY INTEREST                                                                               31,565          29,710

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                    1               1
  Additional capital                                                                         1,312,616       1,312,616
  Retained earnings                                                                            825,594         654,519
  Accumulated other comprehensive income                                                        (3,214)         (3,214)
                                                                                         -------------    ------------
            Total shareholder's equity                                                       2,134,997       1,963,922
                                                                                         -------------    ------------

                                                                                         $   5,953,113    $  5,907,285
                                                                                         =============    ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  THREE MONTHS                   NINE MONTHS
                                                              ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                         ----------------------------    ----------------------------
                                                             2000            1999            2000            1999
                                                         ------------    ------------    ------------    ------------
REVENUES:
  Net sales                                              $  5,826,293    $  3,621,391    $ 16,232,533    $  8,964,069
  Sales to affiliates                                          51,198          50,156         167,458         117,182
                                                         ------------    ------------    ------------    ------------
                                                            5,877,491       3,671,547      16,399,991       9,081,251
  Equity in earnings (losses) of affiliates                    27,957          12,150          30,984           8,931
  Other income (expense) - net                                 (1,603)         (2,407)         (1,522)         (6,321)
                                                         ------------    ------------    ------------    ------------
                                                            5,903,845       3,681,290      16,429,453       9,083,861

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including
     purchases of $2,858,919, $1,780,233,
     $7,729,273 and $4,058,824 from affiliates)             5,675,036       3,554,336      15,945,481       8,640,531
  Selling, general and administrative expenses                 51,399          50,375         144,034         160,879
  Interest expense, excluding capital lease                    20,263          21,816          62,402          62,361
  Capital lease interest charge                                 2,643           3,078           8,376           9,636
  Minority interest                                               463             (42)          1,855             352
                                                         ------------    ------------    ------------    ------------
                                                            5,749,804       3,629,563      16,162,148       8,873,759
                                                         ------------    ------------    ------------    ------------


INCOME BEFORE INCOME TAXES                                    154,041          51,727         267,305         210,102

INCOME TAXES                                                   54,322          19,139          96,230          66,402
                                                         ------------    ------------    ------------    ------------

NET INCOME                                               $     99,719    $     32,588    $    171,075    $    143,700
                                                         ============    ============    ============    ============


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                       ACCUMULATED
                                                                                          OTHER
                                        COMMON STOCK         ADDITIONAL    RETAINED   COMPREHENSIVE
                                     SHARES       AMOUNT      CAPITAL      EARNINGS       INCOME         TOTAL
                                   ----------   ----------   ----------   ----------  -------------    ----------
BALANCE, DECEMBER 31, 1999                  1   $        1   $1,312,616   $  654,519  $      (3,214)   $1,963,922

Net Income                                 --           --           --      171,075             --       171,075
                                   ----------   ----------   ----------   ----------  -------------    ----------

BALANCE, SEPTEMBER 30, 2000                 1   $        1   $1,312,616   $  825,594  $      (3,214)   $2,134,997
                                   ==========   ==========   ==========   ==========  =============    ==========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                       ----------------------
                                                                          2000         1999
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                   $ 403,857    $ (21,720)
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (76,386)    (167,801)
  Proceeds from sales of property, plant and equipment                     4,129        7,514
  Decrease in restricted cash                                              3,015        6,459
  Loans to LYONDELL-CITGO Refining LP                                     (7,024)     (19,700)
  Investment in LYONDELL-CITGO Refining LP                               (10,700)          --
  Proceeds from sale of investments                                           --        4,980
  Investments in and advances to other affiliates                        (15,500)      (4,212)
                                                                       ---------    ---------
            Net cash used in investing activities                       (102,466)    (172,760)
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments of) proceeds from short-term bank loans                (16,000)      55,000
  Net (repayments of) proceeds from revolving bank loans                (345,000)     164,000
  Proceeds from issuance of tax-exempt bonds                                  --       25,000
  Payments on taxable bonds                                                   --      (25,000)
  Dividends paid                                                              --      (15,000)
  Payments of capital lease obligations                                   (7,954)      (7,130)
  Repayments of other debt                                                (5,334)      (5,334)
                                                                       ---------    ---------
            Net cash (used in) provided by financing activities         (374,288)     191,536
                                                                       ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (72,897)      (2,944)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            95,780       30,338
                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  22,883    $  27,394
                                                                       =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                           $  62,220    $  60,946
                                                                       =========    =========
        Income taxes, net of refunds of $15,008 and $30,052            $  28,971    $ (27,672)
                                                                       =========    =========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

      The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 1999 and with respect to the interim three-month and nine-month periods ended September 30, 2000 and 1999 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, dated March 24, 2000, for additional information.

      The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

2. INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                                           SEPTEMBER 30,    DECEMBER 31,
                                               2000            1999
                                            (Unaudited)
                                           -------------    ------------
                                                  (000'S omitted)

Refined products                           $     751,124    $    747,620
Crude oil                                        222,238         150,092
Materials and supplies                            60,647          55,441
                                           -------------    ------------
                                           $   1,034,009    $    953,153
                                           =============    ============

3. LONG-TERM DEBT

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      2000            1999
                                                                   (Unaudited)
                                                                  -------------    ------------
                                                                          (000's omitted)
Revolving bank loans                                              $          --    $    345,000

Senior Notes $200 million face amount, due 2006 with
   interest rate of 7.875%                                              199,829         199,806

Private Placement Senior Notes, due 2000 to 2006 with
   interest rates from 9.03% to 9.30%                                   136,688         136,688

Master Shelf Agreement Senior Notes, due 2002 to
   2009 with interest rates from 7.17% to 8.94%                         260,000         260,000

Tax Exempt Bonds, due 2004 to 2029 with variable
   and fixed interest rates                                             305,520         305,520

Taxable Bonds, due 2026 to 2028 with variable interest rates            178,000         178,000

Cit-Con bank credit agreement                                             8,929          14,286
                                                                  -------------    ------------
                                                                      1,088,966       1,439,300
Current portion of long-term debt                                       (47,078)        (47,078)
                                                                  -------------    ------------

                                                                  $   1,041,888    $  1,392,222
                                                                  =============    ============

      At September 30, 2000, the net year to date repayments on the revolving bank loans were $345 million.

      On May 10, 2000, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

4. INVESTMENT IN LYONDELL-CITGO REFINING LP

      LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas and is owned by subsidiaries of CITGO (41.25%) and Lyondell Chemical Company (58.75%) ("the Owners"). This refinery processes heavy crude oil supplied by Petroleos de Venezuela, S.A. ("PDVSA" which may also be used to refer to one or more of its subsidiaries) under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract.

      In April 1998, PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. PDVSA informed LYONDELL-CITGO that effective October 1, 2000, the force majeure condition was terminated. PDVSA deliveries of crude oil have returned to contract levels.

      CITGO has notes receivable from LYONDELL-CITGO which total $35 million and $28 million at September 30, 2000 and December 31, 1999, respectively. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:


                                               September 30,    December 31,
                                                   2000             1999
                                               -------------    ------------
                                                (Unaudited)
                                                       (000's omitted)
Carrying value of investment                   $     549,536    $    560,227
Notes receivable                                      35,278          28,255
Participation interest                                    41%             41%

Summary of financial position:
   Current assets                              $     358,560    $    219,365
   Non current assets                              1,392,920       1,405,879
   Current liabilities                               911,238         696,661
   Non current liabilities                           321,573         316,492
   Members' equity                                   518,669         612,091

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                  2000                 1999
                                               -----------         -----------
                                                         (Unaudited)
                                                       (000's omitted)
Equity in net income (loss)                    $    18,483         $    (7,639)
Cash distribution received                          39,874              52,823

Summary of operating results:
   Revenue                                     $ 2,936,815         $ 1,694,386
   Gross profit                                    155,266              75,649
   Net income (loss)                                66,104              (2,445)



      LYONDELL-CITGO has arranged interim financing and repaid a $450 million loan that matured on September 15, 2000. The interim financing agreement expires in September 2001. The Owners are currently reviewing financing alternatives to address this situation.

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

      In May 1997, an explosion and fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. Approximately 1,300 claims have been resolved for amounts which individually and collectively were not material. There are presently seventeen lawsuits filed on behalf of approximately 9,000 individuals arising out of this incident in state courts in Corpus Christi alleging property damages, personal injury and punitive damages. There are no trials on these claims scheduled to take place before mid-2001.

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

      CITGO is among defendants to lawsuits in North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The North Carolina case, filed in January 1999, and the New York case, filed in January 2000 are putative class actions on behalf of owners of water wells and other drinking water supplies in such states. The Illinois class action, filed in April 2000, purports to be on behalf of well owners in sixteen states. All of these actions allege that MTBE poses public health risks. The suits seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. A Federal Court and a Multi-District Litigation Panel has ordered that the Illinois case be transferred to New York and consolidated with the case pending in New York. CITGO has denied all of the allegations and is pursuing its defenses.

      In June 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC") determines that the merchandise has been sold to the United States at dumped prices or has benefited from countervailable subsidies, and (2) the U.S. International Trade Commission ("ITC") determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. In August 1999, the DOC dismissed the petitions and terminated the antidumping and countervailing duty investigations because the petitioners did not have the required industry support. In September 2000, the U.S. Court of International Trade overturned this decision and remanded the case to the DOC for reconsideration; the DOC is to make a revised decision by November 18, 2000.

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

      In October 1999, the EPA issued an NOV to CITGO for violations of federal regulations regarding reformulated gasoline found during a May 1998 inspection at CITGO's Braintree, Massachusetts terminal and recommended a penalty of $218,500. The Company settled this matter in September 2000 without a penalty.

      In March 2000, CITGO received an Information Request from the EPA under
      Section 114 of the Federal Clean Air Act ("CAA"). This Information Request seeks information regarding the Company's compliance with certain provisions of the CAA addressing the installation and permitting of new and modified air emission sources, commonly referred to as the "New Source Review" ("NSR") provisions. The Information Request specifically seeks information regarding CITGO's Lake Charles, LA; Corpus Christi, TX; and Savannah, GA facilities and a Lemont, IL refinery operated by CITGO. In addition to CITGO, several other petroleum refining companies received similar requests. The Company substantially completed its response to this request in August 2000. At this time, no enforcement or other legal action arising out of this inquiry has been filed against the Company. If the Company were to be found to have violated the NSR provisions of the CAA, it could be subject to possible significant penalties and capital expenditures for installation or upgrading of pollution control equipment or technologies.

      Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

6. DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS

      CITGO enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory exposure to market risk. Such contracts are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses on such contracts, therefore, will generally be offset by gains and losses on CITGO's hedged inventory or future purchases and sales. In the nine-month period ended September 30, 2000, there was no non-hedging activity.

      CITGO has only limited involvement with other derivative financial instruments and does not currently use them for trading purposes. CITGO has entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 2000, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

      The commodity instruments increased cost of sales and operating expenses and decreased pretax earnings by $3 million for the quarter and $9 million for the nine months ended September 30, 2000. The commodity instruments did not have a material impact on cost of sales and operating expenses or pretax earnings in the quarter or the nine months ended September 30, 1999. The impact of the interest rate swaps on cost of sales and expenses and pretax earnings was immaterial for all periods presented.

7. RELATED PARTY TRANSACTIONS

     CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions that entitle the supplier to reduce the quantity of crude oil and feedstock delivered under the crude supply agreements under specified circumstances. PDVSA declared force majeure in April 1998. Through the nine-month period ended September 30, 2000, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure. Therefore, the Company has been required to use alternative sources of crude oil. As a result, CITGO estimates that crude oil costs in the nine months ended September 30, 2000 were increased by $5 million. However, in the three months ended September 30, 2000, CITGO estimates that the declaration of force majeure did not result in increased crude costs. PDVSA informed CITGO that effective October 1, 2000, the force majeure condition was terminated and delivery of full contract volumes of crude oil would be restored.

     These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstock delivered under the crude supply agreements and oblige the supplier to pay CITGO a deemed margin under that contract for each barrel of reduced crude oil and feedstock. During the nine months ended September 30, 2000, PDVSA did not deliver naphtha pursuant to two of these contracts. As a result, naphtha costs, net of deemed margin were increased by $3 million and $6 million for the three months and nine months ended September 30, 2000. During the three months ended September 30, 1999, PDVSA did not deliver naphtha pursuant to one of these contracts and made contractually specified payments in lieu thereof. The financial impact to the three-month and nine-month periods ended September 30, 1999 was immaterial.

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

         In the quarter ended September 30, 2000, CITGO generated net income of $99.7 million on revenue of $5.9 billion compared to net income of $32.6 million on revenues of $3.7 billion for the same period last year. In the nine months ended September 30, 2000, CITGO generated net income of $171.1 million on revenue of $16.4 billion compared to net income of $143.7 million on revenues of $9.1 billion for the same period last year. Gross margin for the first nine months of 1999 benefited from the sale of inventories that were written down by $159 million at December 31, 1998, to reflect market prices at that time. (See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 2000 and 1999:

                        CITGO SALES REVENUES AND VOLUMES

                                               THREE                 NINE                  THREE                  NINE
                                             MONTHS ENDED         MONTHS ENDED          MONTHS ENDED          MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------------   -------------------   -------------------   -------------------
                                           2000       1999       2000       1999       2000       1999       2000       1999
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                           ($ in millions)       ($ in millions)         (MM gallons)          (MM gallons)
Gasoline                                 $  3,364   $  2,172   $  9,460   $  5,306      3,559      3,231     10,350      9,718
Jet fuel                                      523        297      1,457        726        576        520      1,758      1,591
Diesel/#2 fuel                              1,168        637      3,292      1,649      1,310      1,136      4,028      3,738
Asphalt                                       201        124        414        243        293        271        614        568
Petrochemicals and industrial products        472        217      1,324        649        547        448      1,654      1,494
Lubricants and waxes                          139        129        411        370         66         77        208        220
                                         --------   --------   --------   --------   --------   --------   --------   --------
        Total refined product sales         5,867      3,576     16,358      8,943      6,351      5,683     18,612     17,329
Other sales                                    10         96         42        138
                                         --------   --------   --------   --------   --------   --------   --------   --------
        Total sales                      $  5,877   $  3,672   $ 16,400   $  9,081      6,351      5,683     18,612     17,329
                                         ========   ========   ========   ========   ========   ========   ========   ========

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 2000 and 1999:

                   CITGO COST OF SALES AND OPERATING EXPENSES



                                                                       THREE                  NINE
                                                                     MONTHS ENDED         MONTHS ENDED
                                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                                 -------------------   -------------------
                                                                   2000       1999       2000       1999
                                                                 --------   --------   --------   --------
                                                                    ($ in millions)      ($ in millions)
Crude oil                                                        $  1,437   $    796   $  3,895   $  1,919
Refined products purchases                                          3,471      2,208      9,913      5,356
Intermediate feedstocks purchases                                     365        311      1,015        616
Refining and manufacturing costs                                      217        204        648        600
Inventory changes (1)                                                  20       (117)        (7)      (338)
Other operating costs and expenses                                    165        152        481        488
                                                                 --------   --------   --------   --------
       Total cost of sales and operating expenses                $  5,675   $  3,554   $ 15,945   $  8,641
                                                                 ========   ========   ========   ========

(1) The nine months ended September 30, 1999, includes the impact of the inventory valuation reserve of $159 million recorded at December 31, 1998. See "Gross Margin".



         Sales revenues and volumes. Sales increased $2.2 billion, or approximately 60%, in the three-month period ended September 30, 2000 as compared to the same period in 1999. This was due to an increase in average sales price of 43% and an increase in sales volume of 12%. Sales increased $7.3 billion, or approximately 81%, in the nine-month period ended September 30, 2000 as compared to the same period in 1999. This was due to an increase in average sales price of 68% and an increase in sales volume of 7%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings (losses) of affiliates. Equity in earnings (losses) of affiliates increased by $16 million for the three-month period and increased $22 million for the nine-month period ended September 30, 2000 as compared to the same periods in 1999. The increase was primarily due to the change in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $26 million, from $(8) million in the first nine months of 1999 to $18 million in the first nine months of 2000. The improved gasoline market in 2000 compared to 1999 continued into the quarter ended September 30, 2000. This was supplemented by the completion of processing unit turnarounds in the second quarter 2000 and the ability to run crude oil in the third quarter 2000 which had been stored during the second quarter 2000 due to the turnarounds.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2.1 billion or 60%, in the quarter ended September 30, 2000 as compared to the same period in 1999. Cost of sales and operating expenses increased by $7.3 billion or 85%, in the nine months ended September 30, 2000 as compared to the same period in 1999. (See CITGO Cost of Sales and Operating Expenses table above.)

         As a result of the invocation of the force majeure clause in its crude supply contracts, CITGO estimates that crude oil costs in the nine months ended September 30, 2000 were increased by $5 million. However, in the three months ended September 30, 2000, CITGO estimates that the declaration of force majeure did not result in increased crude costs. PDVSA informed CITGO that effective October 1, 2000, the force majeure condition was terminated and delivery of full contract volumes of crude oil would be restored. These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstock delivered under the crude supply agreements and oblige the supplier to pay CITGO a deemed margin under that contract for each barrel of reduced crude oil and feedstock. During the nine months ended September 30, 2000, PDVSA did not deliver naphtha pursuant to two of these contracts. As a result, naphtha costs, net of deemed margin were increased by $3 million and $6 million for the three months and nine months ended September 30, 2000.

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 61% and 62% of total cost of sales and operating expenses for the third quarters of 2000 and 1999, respectively, and 62% for the first nine months of 2000 and 1999. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

         Gross margin. The gross margin for the three-month period ended September 30, 2000 was approximately 3.2 cents per gallon, compared to approximately 2.1 cents per gallon for the same period in 1999. The gross margin for the nine-month period ended September 30, 2000 was approximately 2.4 cents per gallon, compared to approximately 2.5 cents per gallon for the same period in 1999. In the three-month period ended September 30, 2000, the revenue per gallon component and the cost per gallon component both increased approximately 43%. As a result, the gross margin increased approximately 1.1 cents on a per gallon basis in the quarter ended September 30, 2000 compared to the same period in 1999. In the nine-month period ended September 30, 2000, the revenue per gallon component increased approximately 68% while the cost per gallon component increased approximately 72%. As a result, the gross margin decreased approximately one-tenth of one cent on a per gallon basis in the nine-months ended September 30, 2000 compared to the same period in 1999. Inventories at December 31, 1998 had been revalued resulting in a charge of $159 million to the results of operations for the year 1998. The sale of these revalued inventories during the first quarter of 1999 is the principal factor in the higher gross margins realized during the first quarter of 1999. The gross margin for the nine-month period ended September 30, 1999 would have been 1.6 cents per gallon if these inventories had not been revalued. At September 30, 2000 and 1999 estimated net market values of inventories exceeded historical cost, and accordingly, no valuation reserve was necessary.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased in the third quarter of 2000 by 2%, from $50 million in the third quarter of 1999 to $51 million in the third quarter of 2000. Selling, general and administrative expenses decreased in the first nine months of 2000 by 10%, from $161 million in the first nine months of 1999 to $144 million in the first nine months of 2000. The decrease is principally due to a decrease in professional and consulting fees and the recovery of the bad debt reserve related to credit card receivables. The recovery was in connection with the sale of CITGO's proprietary consumer credit card receivables and related credit card program on March 1, 2000 as described below.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine-month period ended September 30, 2000, the Company's consolidated net cash provided by operating activities totaled approximately $404 million. Operating cash flows were derived from net income of $171 million, depreciation and amortization of $182 million, and changes in other assets and liabilities of $51 million.

         Net cash used in investing activities totaled $102 million for the nine-month period ended September 30, 2000 consisting primarily of capital expenditures of $76 million (compared to $168 million for the same period in 1999). The decline in capital expenditures in the first nine months of 2000 compared to the first nine months of 1999 is due primarily to projects which have continued to progress more slowly than anticipated. Total capital expenditures for the year are currently estimated to be approximately $130 million. This is approximately 57 percent of 1999 capital expenditures. In addition, CITGO has loaned $7 million to LYONDELL-CITGO in the nine-month period ended September 30, 2000.

         Net cash used in financing activities totaled $374 million for the nine-month period ended September 30, 2000 consisting primarily of $345 million net repayment on revolving bank loans and $16 million net repayment on short term loans.

         As of September 30, 2000, capital resources available to the Company include cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $550 million and $220 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

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

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement has a minimum term of one year and is renewable for successive annual terms by mutual agreement. $181 million has been sold under this amended agreement as of September 30, 2000. Proceeds from the sale were used for general corporate purposes.

         The Company is in compliance with its obligations under its debt financing arrangements at September 30, 2000.

NEW ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 138"), an amendment of SFAS No. 133, was issued. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. CITGO is in the process of reviewing its contracts to determine the appropriate accounting treatment required by SFAS No.
133. Due to uncertainty about market conditions related to both crude oil and refined products and the CITGO risk management response to those market conditions at year end, CITGO can not determine the impact on its financial statements that will result from adoption of SFAS No. 133, as amended, which is required no later than January 1, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at September 30, 2000, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualify as hedges, however, certain strategies that CITGO may use on commodity positions do not qualify as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 2000

                                                                        MATURITY     NUMBER OF      CONTRACT     MARKET
      COMMODITY                          DERIVATIVE                       DATE       CONTRACTS      VALUE (2)    VALUE
      ---------                          ----------                     --------     ---------      ---------    ------
                                                                                                      ($ in millions)
                                                                                                    -------------------
No Lead Gasoline (1)    OTC Crack Swaps (Pay Floating/
                             Receive Fixed)(4)                            2000         1200         $     3.7    $  2.5
                        OTC Crack Swaps (Pay Fixed/
                             Receive Floating)(4)                         2000         1200         $     2.7    $  2.5

Heating Oil (1)         Futures Purchased                                 2000          299         $    10.6    $ 11.6
                        Futures Purchased                                 2001          702         $    23.8    $ 25.8
                        Futures Purchased                                 2002            8         $     0.3    $  0.3
                        OTC Crack Swap Options Purchased                  2000          100         $      --    $   --
                        OTC Crack Swap Options Sold                       2000          100         $      --    $ (0.2)
                        OTC Swaps (Pay Floating/Receive Fixed)(4)         2000          100         $     4.3    $  3.9
                        OTC Swaps (Pay Fixed/Receive Floating)(4)         2000            9         $     0.2    $  0.3
                        OTC Swaps (Pay Fixed/Receive Floating)(4)         2001            9         $     0.2    $  0.3
                        OTC Crack Swaps (Pay Floating/
                             Receive Fixed)(4)                            2000         3000         $    21.6    $ 19.6

Natural Gas (3)         Futures Purchased                                 2000           10         $     0.5    $  0.5

----------
(1)   1000 barrels per contract
(2)   Weighted average price
(3)   10,000 mmbtu per contract
(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.


                        NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 1999

                                                           MATURITY     NUMBER OF      CONTRACT     MARKET
      COMMODITY                   DERIVATIVE                 DATE       CONTRACTS      VALUE (2)    VALUE
      ---------                   ----------               --------     ---------      ---------    ------
                                                                                         ($ in millions)
                                                                                       -------------------
No Lead Gasoline (1)      Futures Purchased                  1999          225         $     6.6    $  6.5
                          Futures Sold                       1999           75         $     2.2    $  2.2

Heating Oil (1)           Futures Purchased                  1999          192         $     4.9    $  5.0
                          Futures Purchased                  2000           51         $     1.2    $  1.3
                          Futures Purchased                  2001            6         $     0.1    $  0.1
                          Futures Sold                       2000          325         $     9.0    $  8.6
                          OTC Swaps                          1999           20         $     0.4    $  0.5
                          OTC Swaps                          2000           34         $     0.7    $  0.8

Natural Gas (3)           Futures Purchased                  1999           33         $     0.8    $  0.9

----------
(1)   1000 barrels per contract
(2)   Weighted average price
(3)   10,000 mmbtu per contract

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent ratio of fixed rate debt to total debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At September 30, 2000, CITGO's primary exposures were to U.S. dollar, LIBOR and U.S. Treasury rates.

            For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 2000

                                                                       NOTIONAL
                                  EXPIRATION           FIXED RATE      PRINCIPAL
      VARIABLE RATE INDEX            DATE                 PAID          AMOUNT
      -------------------        -------------         ----------      ---------
                                                                    ($ in millions)
      J.J. Kenny                 February 2005               5.30%          12
      J.J. Kenny                 February 2005               5.27%          15
      J.J. Kenny                 February 2005               5.49%          15
                                                                         -----
                                                                         $  42
                                                                         =====



                      NON TRADING INTEREST RATE DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 1999

                                                                       NOTIONAL
                                  EXPIRATION           FIXED RATE      PRINCIPAL
      VARIABLE RATE INDEX            DATE                 PAID          AMOUNT
      -------------------        -------------         ----------      ---------
                                                                    ($ in millions)
One-month LIBOR                  May 2000                    6.28%        $  25
J.J. Kenny                       May 2000                    4.72%           25
J.J. Kenny                       February 2005               5.30%           12
J.J. Kenny                       February 2005               5.27%           15
J.J. Kenny                       February 2005               5.49%           15
                                                                          -----
                                                                          $  92
                                                                          =====


         The fair value of the interest rate swap agreements in place at September 30, 2000, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $1 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                DEBT OBLIGATIONS
                             AT SEPTEMBER 30, 2000

                                                                                  EXPECTED
                                 FIXED       AVERAGE FIXED       VARIABLE     AVERAGE VARIABLE
     EXPECTED MATURITIES       RATE DEBT     INTEREST RATE       RATE DEBT     INTEREST RATE
     -------------------       ---------     -------------       ---------    ----------------
                            ($ in millions)                  ($ in millions)
            2000                 $  40            9.11%            $   2            7.60%
            2001                    40            9.11%                7            7.49%
            2002                    36            8.78%               --            7.64%
            2003                    61            8.79%               --            7.95%
            2004                    31            8.02%               16            8.26%
         Thereafter                391            8.02%              465            9.47%
                                 -----           -----             -----           -----
           Total                 $ 599            8.29%            $ 490            9.40%
                                 =====           =====             =====           =====

         Fair Value              $ 589                             $ 490
                                 =====                             =====




                                DEBT OBLIGATIONS
                              AT SEPTEMBER 30, 1999

                                                                                  EXPECTED
                                 FIXED       AVERAGE FIXED       VARIABLE     AVERAGE VARIABLE
     EXPECTED MATURITIES       RATE DEBT     INTEREST RATE       RATE DEBT     INTEREST RATE
     -------------------       ---------     -------------       ---------    ----------------
                            ($ in millions)                  ($ in millions)
            1999                 $  40           9.11%             $  94            6.32%
            2000                    40           9.11%                 7            6.84%
            2001                    40           9.11%                 7            7.24%
            2002                    36           8.78%                --            7.56%
            2003                    61           8.79%               329            7.88%
         Thereafter                422           8.02%               481            9.31%
                                 -----          -----              -----           -----
           Total                 $ 639           8.34%             $ 918            8.46%
                                 =====          =====              =====           =====

         Fair Value              $ 655                             $ 918
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



                           CITGO PETROLEUM CORPORATION



Date: November 8, 2000                              /s/ R. M. Bright
                                           -------------------------------------
                                                       R. M. Bright
                                           Controller (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
 27                Financial Data Schedule (filed electronically only)