Form 10-K
period 2000-12-31
CITGO PETROLEUM CORP
filed 2001-03-21
CIK 1011746

================================================================================


                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                         COMMISSION FILE NUMBER 1-14380

                           CITGO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      73-1173881
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

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K:
                                 NOT APPLICABLE

    Aggregate market value of the voting stock held by non-affiliates of the registrant: NOT APPLICABLE

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                              1,000
-----------------------------                              -----
            (Class)                           (outstanding at February 28, 2001)

                    DOCUMENTS INCORPORATED BY REFERENCE: None


================================================================================

CITGO PETROLEUM CORPORATION

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           PAGE

FACTORS AFFECTING FORWARD LOOKING STATEMENTS..................................1

PART I.

Items 1. and 2.  Business and Properties......................................2
Item 3.       Legal Proceedings..............................................14
Item 4.       Submission of Matters to a Vote of Security Holders............15

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters........................................................16
Item 6.       Selected Financial Data........................................16
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................17
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.....23
Item 8.       Financial Statements and Supplementary Data....................27
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................27

PART III.

Item 10.      Directors and Executive Officers of the Registrant.............27
Item 11.      Executive Compensation.........................................27
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.....................................................27
Item 13.      Certain Relationships and Related Transactions.................28

PART IV.

Item 14.      Exhibits, Financial Statements and Reports on Form 8-K.........30

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

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW

         CITGO Petroleum Corporation ("CITGO" or the "Company") is a direct wholly-owned operating subsidiary of PDV America, Inc. ("PDV America"), a wholly-owned subsidiary of PDV Holding, Inc. ("PDV Holding"). The Company's ultimate parent is Petroleos de Venezuela, S.A. ("PDVSA", which may also be used herein to refer to one or more of its subsidiaries), the national oil company of the Bolivarian Republic of Venezuela. CITGO and its subsidiaries are engaged in the refining, marketing and transportation of petroleum products including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains.

         CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States. Lubricants are sold, principally in the United States, to independent marketers, mass marketers and industrial customers. CITGO plans to begin marketing lubricants, gasoline and distillates in various Latin American markets. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

COMPETITIVE NATURE OF THE PETROLEUM REFINING BUSINESS

         The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual petroleum refining and marketing companies have little control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products. The U.S. petroleum refining industry is in a period of consolidation in which a number of former competitors have combined their operations. Demand for crude oil and its products is largely driven by the health of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play significant parts. Generally, U.S. refiners compete for sales on the basis of price and brand image and, in some areas, product quality.

REFINING

         CITGO's aggregate net interest in rated crude oil refining capacity is 691 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 2000.

                            CITGO REFINING CAPACITY

                                                                                       TOTAL         NET
                                                                                       RATED        CITGO
                                                                                       CRUDE      OWNERSHIP
                                                                            CITGO    REFINING    IN REFINING
                                                           OWNER          INTEREST   CAPACITY     CAPACITY
                                                           -----          --------   --------    -----------
                                                                             (%)      (MBPD)       (MBPD)
LOCATION
      Lake Charles, LA                                     CITGO             100        320          320
      Corpus Christi, TX                                   CITGO             100        150          150
      Paulsboro, NJ                                        CITGO             100         84           84
      Savannah, GA                                         CITGO             100         28           28
      Houston, TX                                     LYONDELL-CITGO          41        265          109
                                                                                        ---          ---

            Total Rated Refining Capacity as of
               December 31, 2000                                                        847          691
                                                                                        ===          ===

The following table shows CITGO's aggregate interest in refining capacity, refinery input and product yield for the three years in the period ended December 31, 2000.


                        CITGO REFINERY PRODUCTION(1)(2)

                                                              YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------
                                                     2000               1999               1998
                                               ----------------   ----------------   ----------------
                                                       (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                691                691                691
Refinery Input
     Crude oil                                     638     82%        607     82%        615     81%
     Other feedstocks                              139     18%        129     18%        144     19%
                                               -------  -----     -------  -----     -------  -----
         Total                                     777    100%        736    100%        759    100%
                                               =======  =====     =======  =====     =======  =====

Product Yield
     Light fuels
         Gasoline                                  330     42%        317     43%        334     43%
         Jet fuel                                   78     10%         70      9%         66      9%
         Diesel/#2 fuel                            142     18%        136     18%        134     17%
     Asphalt                                        47      6%         42      6%         45      6%
     Petrochemicals and industrial products        189     24%        179     24%        193     25%
                                               -------  -----     -------  -----     -------  -----
         Total                                     786    100%        744    100%        772    100%
                                               =======  =====     =======  =====     =======  =====
UTILIZATION OF RATED REFINING CAPACITY                     92%                88%                89%

---------
(1)  Includes all of CITGO refinery production, except as otherwise noted.

(2)  Includes 41.25% of the Houston refinery production.

         CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries. CITGO obtains refined products from its joint venture refinery in Houston.

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

The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 2000.

                        LAKE CHARLES REFINERY PRODUCTION

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                      2000              1999              1998
                                                ---------------   ---------------    ---------------
                                                       (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                320               320               320
Refinery Input
     Crude oil                                     319     87%       298     89%       288      84%
     Other feedstocks                               48     13%        36     11%        54      16%
                                                ------  -----     ------  -----      -----  ------
          Total                                    367    100%       334    100%       342     100%
                                                ======  =====     ======  =====      =====  ======

Product Yield
     Light fuels
          Gasoline                                 187     50%       171     50%       187      54%
          Jet fuel                                  70     19%        63     18%        59      17%
          Diesel/#2 fuel                            58     15%        53     16%        47      13%
     Petrochemicals and industrial products         59     16%        54     16%        55      16%
                                                ------  -----     ------  -----      -----  ------
          Total                                    374    100%       341    100%       348     100%
                                                ======  =====     ======  =====      =====  ======
UTILIZATION OF RATED REFINING CAPACITY                    100%               93%                90%

         Approximately 42%, 33% and 66% of the total crude runs at the Lake Charles refinery, in the years 2000, 1999 and 1998, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. The volume of heavy crude oil available under crude supply agreements to CITGO in 2000 and 1999 was less than in previous years. As a result, the crude oil slates refined in 2000 and 1999 were lighter than in previous years. (See "Items 1. and 2. Business and Properties--Crude Oil and Refined Product Purchases").

         The Lake Charles refinery's Gulf Coast location provides it with access to crude oil deliveries from multiple sources; imported crude oil and feedstock supplies are delivered by ship directly to the Lake Charles refinery, while domestic crude oil supplies are delivered by pipeline and barge. In addition, the refinery is connected by pipelines to the Louisiana Offshore Oil Port and to terminal facilities in the Houston area through which it can receive crude oil deliveries. For delivery of refined products, the refinery is connected through the Lake Charles Pipeline directly to the Colonial and Explorer Pipelines, which are the major refined product pipelines supplying the northeast and midwest regions of the United States, respectively. The refinery also uses adjacent terminals and docks, which provide access for ocean tankers and barges to load refined products for shipment.

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

         The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 2000.


                       CORPUS CHRISTI REFINERY PRODUCTION

                                                              YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                      2000              1999              1998
                                                ---------------   ---------------   ---------------
                                                      (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                150               150               150
Refinery Input
     Crude oil                                     149     70%       148     70%       152     71%
     Other feedstocks                               65     30%        62     30%        61     29%
                                                ------  -----     ------  -----      -----  ------
          Total                                    214    100%       210    100%       213    100%
                                                ======  =====     ======  =====      =====  ======

Product Yield
     Light fuels
          Gasoline                                  95     46%        96     46%        97     46%
          Diesel/#2 fuel                            58     27%        55     27%        58     27%
     Petrochemicals and industrial products         58     27%        56     27%        57     27%
                                                ------  -----     ------  -----      -----  ------
          Total                                    211    100%       207    100%       212    100%
                                                ======  =====     ======  =====      =====  ======
UTILIZATION OF RATED REFINING CAPACITY                     99%               99%              101%

         Corpus Christi crude runs during 2000, 1999 and 1998 consisted of 79%, 81% and 100%, respectively, heavy sour Venezuelan crude. The average API gravity of the composite crude slate run at the Corpus Christi refinery is approximately 24 degrees. Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi. (See "Items 1. and 2. Business and Properties--Crude Oil and Refined Product Purchases").

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

         The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, methyl tertiary butyl ether and aromatics (including benzene, toluene and xylene). The Company produces a significant quantity of cumene, an important petrochemical product used in the engineered plastics industry.

         LYONDELL-CITGO Refining LP. Subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") are partners in LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), which owns and operates a sophisticated 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 2000, CITGO's investment in LYONDELL-CITGO was $518 million. In addition, at December 31, 2000, CITGO held notes receivable from LYONDELL-CITGO of $35 million. (See Consolidated Financial Statements of CITGO -- Note 3 in
Item 14a). A substantial amount of the crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. For the year 2000, PDVSA deliveries of crude oil to LYONDELL-CITGO were less than the contractual volume due to PDVSA's declaration of force majeure; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement. On October 1, 2000, the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it declared force majeure. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at this refinery under a long-term contract. (See Consolidated Financial Statements of CITGO -- Notes 3 and 4 in Item 14a).

CRUDE OIL AND REFINED PRODUCT PURCHASES

         CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its branded marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including a number of affiliated companies. (See "Item 13. Certain Relationships and Related Transactions").

         Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 2000:


                           CITGO CRUDE OIL PURCHASES

                    LAKE CHARLES, LA         CORPUS CHRISTI, TX          PAULSBORO, NJ            SAVANNAH, GA
                 ----------------------    ----------------------   ----------------------   ----------------------
                  2000    1999    1998       2000   1999    1998      2000   1999    1998     2000    1999    1998
                 ------- ------  ------    ------- ------  ------   ------- ------  ------   ------  ------  ------
                         (MBPD)                    (MBPD)                   (MBPD)                   (MBPD)
SUPPLIERS
PDVSA               104    104     134        143    118     153        47     42      52       22      19      17
PEMEX                49     54      51          2     14       -         -      -       -        -       -       -
Occidental            -      -      20          -      -       -         -      -       -        -       -       -
Other sources       165    142      88          6     15       -         -      -       -        -       -       -
                 ------  -----   -----     ------  -----   -----    ------  -----   -----    -----   -----   -----
     Total          318    300     293        151    147     153        47     42      52       22      19      17
                 ======  =====   =====     ======  =====   =====    ======  =====   =====    =====   =====   =====

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 2000.

                        CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                          VOLUMES OF
                                                      CRUDE OIL PURCHASED
                               CONTRACT CRUDE          FOR THE YEAR ENDED
                                 OIL VOLUME                DECEMBER 31,       CONTRACT
                            ----------------------   ---------------------   EXPIRATION
                            BASE    INCREMENTAL (1)   2000   1999    1998       DATE
                            ----    --------------   ------  -----  ------   -----------
                                   (MBPD)               (MBPD)                 (YEAR)
Location
Lake Charles, LA (2)          120        50            110    101     121       2006
Corpus Christi, TX (2)        130        -             118    108     128       2012
Paulsboro, NJ (2)              30        -              28     22      35       2010
Savannah, GA (2)               12        -              12     11      12       2013

-----

(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.

(2) Volumes purchased as shown on this table do not equal purchases from PDVSA (shown in the previous table) as a result of transfers between refineries of contract crude purchases included here and spot purchases from PDVSA which are included in the previous table.

         These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO for a fixed period, usually 20 to 25 years. The supply agreements differ somewhat for each entity and each CITGO refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced for each particular grade of crude oil or feedstock, less (i) certain deemed refining costs; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by CITGO under the various supply agreements will vary depending on, among other things the efficiency with which CITGO conducts its operations during such period.

         These crude supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. For the year 2000, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, the Company has been required to use alternative sources of crude oil. As a result, CITGO estimates that crude oil costs for the year ended December 31, 2000 were higher by $5 million from what would have otherwise been the case. However, on October 1, 2000, the force majeure condition was terminated and deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified CITGO that it declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. The effect of PDVSA's declaration of force majeure on CITGO's crude oil supply, operating results and the duration of this situation are not known at this time.

         These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During 2000 and 1999, PDVSA did not deliver naphtha pursuant to one of the contracts and made contractually specified deemed margin payments in lieu thereof. The financial effect was an increase in costs of $10 million and $4 million in 2000 and 1999, respectively, from what would have otherwise been the case.

         Prior to 1995, certain costs were used in the CITGO supply agreement formulas, aggregating approximately $70 million per year, which were to cease being deductible after 1996. Commencing in the third quarter of 1995, a portion of such deductions was deferred from 1995 and 1996 to the years 1997 through 1999. The effect of the adjustments to the original modifications was to reduce the cost of crude oil purchased from PDVSA by approximately $21 million in 1999 and $25 million in 1998 as compared to the original modification and without giving effect to any other factors that may affect the amount payable for crude oil under these agreements.

         Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A., a wholly-owned subsidiary of PDVSA. In 2000, 83% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by this PDVSA subsidiary.

         Throughout 1998, 1999 and 2000, CITGO purchased crude oil under a 90-day evergreen agreement with an affiliate of Petroleos Mexicanos ("PEMEX"). This agreement was terminated effective February 28, 2001.

         CITGO was a party to a contract with an affiliate of Occidental Petroleum Corporation ("Occidental") for the purchase of light, sweet crude oil to produce lubricants. This contract expired on August 31, 1998. CITGO also purchases sweet crude oil under long-standing relationships with numerous other producers.

         Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet demand of CITGO's marketing network. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 2000.

                         CITGO REFINED PRODUCT PURCHASES

                                                  YEAR ENDED DECEMBER 31,
                                            -------------------------------------
                                              2000          1999          1998
                                            ----------    ----------    ---------
                                                           (MBPD)
LIGHT FUELS
     Gasoline                                     705           691          581
     Jet fuel                                      82            77           69
     Diesel/#2 fuel                               306           279          208
                                            ---------     ---------     --------
        Total                                   1,093         1,047          858
                                            =========     =========     ========

         As of December 31, 2000, CITGO purchased substantially all of the gasoline, diesel and jet fuel produced at the LYONDELL-CITGO refinery under a long-term contract which extends through the year 2017. LYONDELL-CITGO was a major supplier in 2000 providing CITGO with 116 MBPD of gasoline, 71 MBPD of diesel/#2 fuel, 19 MBPD of jet fuel and 5 MBPD of other products. See "--Refining--LYONDELL-CITGO".

         As of May 1, 1997, CITGO began purchasing, under a contract with a sixty-month term, substantially all of the refined products produced at the PDV Midwest Refining, L.L.C. ("PDVMR") refinery. During the period ended December 31, 2000, the PDVMR refinery, located in Lemont, Illinois, provided CITGO with 89 MBPD of gasoline, 42 MBPD of diesel/#2 fuel and 1 MBPD of jet fuel.

         In October 1997, an affiliate of PDVSA acquired a 50% equity interest in a refinery in Chalmette, Louisiana, Chalmette Refining, L.L.C. ("Chalmette") and assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 2000. CITGO exercised this option during 2000 and acquired approximately 67 MBPD of refined products from the refinery, approximately one-half of which was gasoline. The affiliate did not assign this option to CITGO for 2001.

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA, L.L.C. ("HOVENSA"), a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands. Under the related product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement. Pursuant to the above arrangement, CITGO acquired approximately 125 MBPD of refined products from the refinery during 2000, approximately one-half of which was gasoline.

MARKETING

         CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenues and volumes of each of these product categories for the three years in the period ended December 31, 2000.

                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES

                                                  YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                            ---------------------------------  ---------------------------------
                                               2000        1999       1998        2000        1999       1998
                                            ----------  ---------- ----------  ----------  ---------- ----------
                                                     ($ IN MILLIONS)                      (MM GALLONS)
LIGHT FUELS
    Gasoline                                 $ 12,447      $7,691     $6,252      13,648      13,115     13,241
    Jet fuel                                    2,065       1,129        828       2,367       2,198      1,919
    Diesel/#2 fuel                              4,750       2,501      1,945       5,565       5,057      4,795
ASPHALT                                           546         338        300         812         753        774
PETROCHEMICALS AND INDUSTRIAL PRODUCTS          1,740       1,024        937       2,153       2,063      2,440
LUBRICANTS AND WAXES                              552         482        441         279         285        230
                                            ---------   ---------  ---------   ---------   ---------  ---------
      Total                                  $ 22,100     $13,165    $10,703      24,824      23,471     23,399
                                            =========   =========  =========   =========   =========  =========

         Light Fuels. Gasoline sales accounted for 56% of CITGO's refined product sales in 2000, and 58% in the years 1999 and 1998. CITGO markets CITGO branded gasoline through 13,663 independently owned and operated CITGO branded retail outlets (including 11,563 branded retail outlets owned and operated by 798 independent marketers and 2,100 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 48%, 45% and 48% of the volume of CITGO branded gasoline sold in 2000, 1999 and 1998, respectively. See "--Crude Oil and Refined Product Purchases -- Refined Product Purchases".

         CITGO's strategy is to enhance the value of the CITGO brand by delivering quality products and services to the consumer through a large network of independently owned and operated CITGO branded retail locations. This is accomplished through a commitment to quality, dependability and excellent customer service to its independent marketers, which constitute CITGO's primary distribution channel.

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

         CITGO's delivery of light fuels to its customers is accomplished in part through 48 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 38 are wholly-owned by CITGO and 10 are jointly owned. Twelve of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO operates and delivers refined products from seven terminals owned by PDVMR in the Midwest. Refined product terminals owned or operated by CITGO provide a total storage capacity of approximately 22 million barrels. Also, CITGO has active exchange relationships with over 300 other refined product terminals, providing flexibility and timely response capability to meet distribution needs.

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

         Asphalt. CITGO markets asphalt through 18 terminals. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States for use in the construction and resurfacing of roadways. Demand for asphalt in the Northeastern U.S. peaks in the summer months.

         Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

INTERNATIONAL OPERATIONS

         CITGO International Latin America, Inc. ("CILA"), a wholly-owned subsidiary headquartered in Venezuela, is planning the expansion of the PDVSA and CITGO brands into various Latin American markets which will include wholesale and retail sales of lubricants, gasoline and distillates.

PIPELINE OPERATIONS

         CITGO owns and operates a crude oil pipeline and three products pipeline systems. CITGO also has equity interests in three crude oil pipeline companies and five refined product pipeline companies. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States, transporting refined products from the Gulf Coast to the mid-Atlantic and eastern seaboard states.

EMPLOYEES

         CITGO and its subsidiaries have a total of approximately 4,200 employees, approximately 1,600 of whom are covered by 15 union contracts. Most of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant plant and various refined product terminals.

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

         CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, CITGO believes that its accruals are sufficient to address its environmental cleanup obligations.

         In 1992, the Company reached an agreement with a state agency to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to a state agency revising the 1993 closure plan. In 1998 and 2000, the Company submitted further revisions as requested by the state agency. A ruling on the proposal, as amended, is expected in 2001 with final closure to begin in 2002.

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

         The Texas Natural Resources Conservation Commission ("TNRCC") conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. TNRCC has issued Notices of Violation ("NOV") related to each of the reviews and has proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. (The first NOV was issued in January 1999 and the second NOV was issued in December 1999.) Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. The Company is currently reviewing the alleged violations and intends to vigorously protest the alleged violations and proposed fines.

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

         In January 2001, CITGO received NOVs from the EPA alleging violations of the Federal Clean Air Act ("CAA"). The NOVs are an outgrowth of inspections and formal Information Requests regarding the Company's compliance with the CAA. The NOVs cover CITGO's Lake Charles, Louisiana and Corpus Christi, Texas refineries and a Lemont, Illinois refinery operated by CITGO. For the Lake Charles and Lemont facilities, the NOVs allege, among other things, violations of the "New Source Review" ("NSR") provisions of the CAA, which address installation and permitting of new and modified air emission sources. For the Corpus Christi facility, the NOV alleges violations of various monitoring, leak detection and repair requirements of the CAA. If the Company were to be found to have violated the provisions cited in the NOVs, it could be subject to possible significant penalties and capital expenditures for installation or upgrading of pollution control equipment or technologies. The likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated at this time.

         In October 1999, the Louisiana Department of Environmental Quality issued the Company a NOV and Potential Penalty alleging violation of benzene NESHAPS regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. The Company anticipates resolving this for an immaterial amount.

         Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

         Increasingly stringent regulatory provisions periodically require additional capital expenditures. During 2000, CITGO spent approximately $28 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $658 million for environmental and regulatory capital projects over the five-year period 2001-2005. These estimates may vary due to a variety of factors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

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

         In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. Approximately 1,300 claims have been resolved for immaterial amounts. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. None of these are presently scheduled for trial.

         A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties as a result of alleged air, soil and groundwater contamination. CITGO has purchased 275 adjacent properties included in the lawsuit and settled those related property damage claims. CITGO has contested an agreement that purported to provide for settlement of the remaining property damage claims for $5 million payable by it. Motions by CITGO and the plaintiffs for summary judgment related to the enforcement of this agreement are currently under consideration by the court.

         One of two lawsuits alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was settled by CITGO for an immaterial amount. The other case, brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illnesses, including multiple forms of cancer, is scheduled for trial in 2002.

         Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. A trial involving two plaintiffs resulted in verdicts for the Company. The Court granted the Company summary judgment with respect to another group of claims; this has been appealed to the Fifth Circuit Court of Appeals. No trials of the remaining cases are set pending this appeal.

         CITGO is among defendants to class action lawsuits in North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. These actions allege that MTBE poses public health risks and seek damages as well as remediation of the alleged contamination. These matters are in early stages of discovery. The Illinois case has been transferred to New York and consolidated with the case pending in New York. CITGO has denied all of the allegations and is pursuing its defenses.

         In 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC"), after investigation, determines that the merchandise has been sold to the United States at dumped prices or has benefited from countervailing subsidies, and (2) the U.S. International Trade Commission determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. No duties are owed on imports made prior to the formal initiation of an investigation by the DOC. In 1999, prior to initiation of a formal investigation, the DOC dismissed the petitions. In 2000, the U.S. Court of International Trade overturned this decision and remanded the case to the DOC for reconsideration; this has been appealed.

         See also "ITEMS 1. and 2. Business and Properties -- Environment and Safety" for information regarding various enforcement actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not publicly traded. All of the Company's common stock is held by PDV America, a Delaware corporation whose ultimate parent is PDVSA. In 2000, CITGO declared and paid dividends of $225 million to PDV America.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical consolidated financial and operating data of CITGO as of the end of and for each of the five years in the period ended December 31, 2000. The following table should be read in conjunction with the consolidated financial statements of CITGO as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, included in "Item 8. Financial Statements and Supplementary Data".

                                                                      YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                 ----------    ----------    ----------    ----------    ----------
                                                                       (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
    Sales                                         $ 22,151      $ 13,317      $ 10,912      $ 13,591      $ 12,952
    Equity in earnings of affiliates                    59            21            77            64            21
    Net revenues                                    22,194        13,322        10,981        13,645        12,969
    Net income                                         232           146           194           207           127
    Other comprehensive income (loss)                    1            (3)            -             -             -
    Comprehensive income                               233           143           194           207           127
Ratio of Earnings to Fixed Charges (1)                5.04x         3.47x         3.92x         3.21x         2.45x
BALANCE SHEET DATA
    Total assets                                   $ 5,998       $ 5,907       $ 5,254       $ 5,412       $ 5,630
    Long-term debt (excluding current portion)(2)    1,067         1,478         1,361         1,275         1,599
    Total debt (3)                                   1,179         1,557         1,460         1,386         1,759
    Shareholder's equity                             1,975         1,964         1,846         2,081         1,870
----------------

(1) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.

(2) Includes long-term debt to third parties and capital lease obligations.

(3) Includes short-term bank loans, current portion of capital lease obligations and long-term debt, long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the consolidated financial statements of CITGO included elsewhere herein.

         Petroleum industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot entirely control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment
(as to which, see "ITEMS 1. and 2. Business and Properties -- Environment and Safety"), have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products, and, in some cases, limiting their profits directly. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. CITGO's consolidated operating results are affected by these industry-specific factors and by company-specific factors, such as the success of marketing programs and refinery operations.

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

         In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows. CITGO purchases a significant amount of its crude oil requirements from PDVSA under long-term supply agreements (expiring in the years 2006 through 2013). This supply represented approximately 50% of the crude oil processed in refineries operated by CITGO in the year ended December 31, 2000. These crude supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. For the year 2000, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, the Company has been required to use alternative sources of crude oil. As a result, CITGO estimates that crude oil costs for the year ended December 31, 2000 were higher by $5 million from what would have otherwise been the case. However, on October 1, 2000, the force majeure condition was terminated and deliveries of crude oil returned to contract levels. (See Items 1. and 2. Business and Properties -- Crude Oil and Refined Product Purchases). CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of the factors described above, the earnings and cash flows of CITGO may experience substantial fluctuations. Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 2000.

         The following table summarizes the sources of CITGO's sales revenues and volumes.


                        CITGO SALES REVENUES AND VOLUMES

                                               YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                                         -------------------------------------  -------------------------------------
                                            2000         1999          1998        2000          1999         1998
                                         -----------  -----------  -----------  -----------   ----------   ----------
                                                    ($ IN MILLIONS)                         (MM GALLONS)
Gasoline                                 $   12,447   $    7,691   $    6,252       13,648       13,115       13,241
Jet fuel                                      2,065        1,129          828        2,367        2,198        1,919
Diesel/#2 fuel                                4,750        2,501        1,945        5,565        5,057        4,795
Asphalt                                         546          338          300          812          753          774
Petrochemicals and industrial products        1,740        1,024          937        2,153        2,063        2,440
Lubricants and waxes                            552          482          441          279          285          230
                                         ----------   ----------   ----------   ----------    ---------    ---------
          Total refined product sales    $   22,100   $   13,165   $   10,703       24,824       23,471       23,399
Other sales                                      51          152          209           --           --           --
                                         ----------   ----------   ----------   ----------    ---------    ---------
          Total sales                    $   22,151   $   13,317   $   10,912       24,824       23,471       23,399
                                         ==========   ==========   ==========   ==========    =========    =========

         The following table summarizes CITGO's cost of sales and operating expenses.

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                           YEAR ENDED DECEMBER 31,
                                                                     2000          1999          1998
                                                                -------------  ------------  ------------
                                                                             ($ IN MILLIONS)
Crude oil                                                           $  5,256      $  2,855      $  1,928
Refined products                                                      13,360         7,828         6,078
Intermediate feedstocks                                                1,397           883           826
Refining and manufacturing costs                                         884           816           767
Other operating costs and expenses and inventory changes                 624           415           741
                                                                    --------      --------      --------
       Total cost of sales and operating expenses                   $ 21,521      $ 12,797      $ 10,340
                                                                    ========      ========      ========

RESULTS OF OPERATIONS -- 2000 COMPARED TO 1999

         Sales revenues and volumes. Sales increased $8,834 million, representing a 66% increase from 1999 to 2000. This was due to an increase in average sales price of 57% and an increase in sales volume of 6%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by approximately $38 million, or 181% from $21 million in 1999 to $59 million in 2000. The increase was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which increased $40 million, from $1 million in 1999 to $41 million in 2000. The increase in LYONDELL-CITGO earnings was due primarily to increased deliveries and an improved mix of crude oil, higher spot margins, reflecting a stronger gasoline market in 2000, and higher margins for reformulated gasoline due to industry supply shortages. These improvements were partly offset by higher fuels and utility costs and interest expense.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $8,724 million, or 68%, from 1999 to 2000. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 62% and 61% of cost of sales for the years 2000 and 1999, respectively. These refined product purchases included purchases from LYONDELL-CITGO, PDVMR, Chalmette and HOVENSA. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         As a result of purchases of crude oil supplies from alternate sources due to the supplier's invocation of the force majeure provisions in its crude oil supply contracts, CITGO estimates that its cost of crude oil purchased in 2000 increased by $5 million from what would have otherwise been the case.

         Gross margin. The gross margin for 2000 was $630 million, or 2.8% of net sales, compared to $520 million, or 3.9% of net sales, for 1999. The gross margin increased from 2.2 cents per gallon in 1999 to 2.5 cents per gallon in 2000.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $12 million, or 6% in 2000, primarily as a result of a reduction in bad debt expense due to the sale of the Company's consumer credit card business in March 2000.

         Income taxes. CITGO's provision for income taxes in 2000 was $139 million, representing an effective tax rate of 37%. In 1999, CITGO's provision for income taxes was $62 million, representing an effective tax rate of 30%. The effective tax rate for the 1999 tax-year was unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last Internal Revenue Service audit. During the years under that audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns pending final determination by the Internal Revenue Service. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.

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

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $2,457 million, or 24%, from 1998 to 1999. (See CITGO Cost of Sales and Operating Expenses table above.)

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

         As a result of purchases of crude oil supplies from alternate sources due to the supplier's invocation of the force majeure provisions in its crude oil supply contracts, CITGO estimates that its cost of crude oil purchased in 1999 increased by $55 million from what would have otherwise been the case.

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

         Income taxes. CITGO's provision for income taxes in 1999 was $62 million, representing an effective tax rate of 30%. In 1998, CITGO's provision for income taxes was $103 million, representing an effective tax rate of 35%. The effective tax rate for 1999 was unusually low due to a favorable resolution in the second quarter of 1999 of a significant tax issue in the last Internal Revenue Service audit. During the years under audit, deferred taxes were recorded for certain environmental expenses deducted in the tax returns pending final determination by the Internal Revenue Service. The deductions were allowed on audit and, accordingly, the deferred tax liability of approximately $11 million was reversed with a corresponding benefit to tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2000, CITGO's net cash provided by operating activities totaled approximately $659 million, primarily reflecting $232 million of net income, $249 million of depreciation and amortization and the net effect of other items of $178 million. The more significant changes in other items included the increase in accounts receivable, including receivables from affiliates, of approximately $305 million and the increase in accounts payable and other current liabilities, including payables to affiliates, of approximately $425 million.

         Net cash used in investing activities in 2000 totaled $133 million consisting primarily of capital expenditures of $102 million and investments in LYONDELL-CITGO of $18 million.

         During the same period, consolidated net cash used in financing activities totaled approximately $604 million comprised primarily of $345 million of repayments of revolving bank loans, net repayments of other debt of $34 million and a $225 million dividend.

         CITGO currently estimates that its capital expenditures for the years 2001 through 2005 will total approximately $1.7 billion. These include:

          CITGO ESTIMATED CAPITAL EXPENDITURES - 2001 THROUGH 2005 (1)

Strategic                                               $  668 million
Maintenance                                                370 million
Regulatory / Environmental                                 658 million
                                                        --------------
     Total                                              $1,696 million
                                                        ==============

----------

(1) These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements".

         As of December 31, 2000, the company and its subsidiaries had an aggregate of $1,085 million of indebtedness outstanding that matures on various dates through the year 2029. As of December 31, 2000, the Company's contractual commitments to make principal payments on this indebtedness were $85 million, $36 million and $61 million for 2001, 2002 and 2003, respectively. The Company's bank credit facility consists of a $400 million, five year, revolving bank loan and a $150 million, 364 day, revolving bank loan, both of which are unsecured and have various borrowing maturities, of which none was outstanding at December 31, 2000. Cit-Con has a separate credit agreement under which $7 million was outstanding at December 31, 2000. The Company's other principal indebtedness consists of (i) $200 million in senior notes issued in 1996, (ii) $260 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $97 million in senior notes issued in 1991, (iv) $310 million in obligations related to tax exempt bonds issued by various governmental units, and (v) $174 million in obligations related to taxable bonds issued by various governmental units. (See Consolidated Financial Statements of CITGO -- Note 9 and 10 in Item 14a.)

         As of December 31, 2000, capital resources available to CITGO included cash provided by operations, available borrowing capacity of $550 million under CITGO's revolving credit facility and $182 million in unused availability under uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time. See "Factors Affecting Forward Looking Statements".

         CITGO's debt instruments impose restrictions on CITGO's ability to incur additional debt, place liens on property, sell or acquire fixed assets, and make restricted payments, including dividends.

         CITGO is a member of the PDV Holding consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV Holding, which is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. (See Consolidated Financial Statements of CITGO -- Note 1 and Note 4 in Item 14a).

IMPENDING ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133," was issued. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company will record an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company will record fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company will record an after-tax, cumulative-effect-type benefit of $13.2 million to net income related to these derivatives.

         The Company has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001. Future changes in the fair value of those derivatives will be recorded in income. Prospectively, the Company plans to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater.

         The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for years beginning after December 15, 2001, and will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At December 31, 2000, the Company had included turnaround costs of $79 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at December 31, 2000, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualified as hedges through December 31, 2000, however, certain strategies that CITGO used on commodity positions during 1998 did not qualify as hedges.


                       NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS AT DECEMBER 31, 2000

                                                                        MATURITY      NUMBER OF     CONTRACT     MARKET
       COMMODITY                         DERIVATIVE                       DATE        CONTRACTS     VALUE (2)    VALUE
       ---------                         ----------                     --------      ---------     ---------    ------
                                                                                                      ($ in millions)
                                                                                                   --------------------
No Lead Gasoline (1)       Futures Purchased                              2001            25         $  0.8      $  0.8

Heating Oil (1)            Futures Purchased                              2001          1533         $ 53.9      $ 55.6
                           Futures Purchased                              2002            16         $  0.5      $  0.5
                           Futures Sold                                   2001           579         $ 21.2      $ 21.7
                           OTC Swaps (Pay Fixed/Receive Float)            2001             9         $   --      $  0.1
                           OTC Swaps (Pay Float/Receive Fixed)            2001           500         $   --      $ (0.5)

Crude Oil (1)              Futures Purchased                              2001           579         $ 15.9      $ 15.5
                           Futures Sold                                   2001           800         $ 23.4      $ 21.4

------------------------

(1)  1,000 barrels per contract
(2)  Weighted average price

                       NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS AT DECEMBER 31, 1999

                                                              MATURITY      NUMBER OF     CONTRACT     MARKET
       COMMODITY                    DERIVATIVE                  DATE        CONTRACTS     VALUE (2)    VALUE
       ---------                    ----------                --------      ---------     ---------    ------
                                                                                            ($ in millions)
                                                                                          -------------------
No Lead Gasoline (1)       Futures Purchased                    2000            60          $  1.7     $  1.7
                           Futures Sold                         2000           225          $  6.1     $  6.4
                           Swaps                                2000           300          $   --     $ (0.3)

Heating Oil (1)            Futures Purchased                    2000           217          $  5.7     $  6.0
                           Futures Purchased                    2001             6          $  0.1     $  0.1
                           Futures Sold                         2000           450          $ 12.5     $ 12.8
                           Swaps                                2000           336          $   --     $   --

Crude Oil (1)              Swaps                                2000           600          $   --     $  0.9

Natural Gas (3)            Futures Purchased                    2000             6          $  0.1     $  0.1

------------------------

(1)  1,000 barrels per contract
(2)  Weighted average price
(3)  10,000 mmbtu per contract

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At December 31, 2000, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2000

                                                                     NOTIONAL
                                                     FIXED           PRINCIPAL
  VARIABLE RATE INDEX       EXPIRATION DATE        RATE PAID          AMOUNT
  -------------------       ---------------        ---------        ----------
                                                                 ($ in millions)
J.J. Kenny                  February 2005             5.30%              12
J.J. Kenny                  February 2005             5.27%              15
J.J. Kenny                  February 2005             5.49%              15
                                                                        ---
                                                                        $42
                                                                        ===

                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT DECEMBER 31, 1999 AND 1998

                                                                     NOTIONAL
                                                     FIXED          PRINCIPAL
  VARIABLE RATE INDEX       EXPIRATION DATE        RATE PAID          AMOUNT
  -------------------       ---------------        ---------        ----------
                                                                 ($ in millions)

One-month LIBOR             May 2000                  6.28%             $25
J.J. Kenny                  May 2000                  4.72%              25
J.J. Kenny                  February 2005             5.30%              12
J.J. Kenny                  February 2005             5.27%              15
J.J. Kenny                  February 2005             5.49%              15
                                                                        ---
                                                                        $92
                                                                        ===

         The fair value of the interest rate swap agreements in place at December 31, 2000, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.0 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2000

                                                                       EXPECTED
  EXPECTED            FIXED         AVERAGE FIXED       VARIABLE   AVERAGE VARIABLE
 MATURITIES         RATE DEBT       INTEREST RATE      RATE DEBT    INTEREST RATE
 ----------         ---------       -------------      ---------   ----------------
                 ($ in millions)                    ($ in millions)

    2001                40             9.11%               44           6.79%
    2002                36             8.78%               --           6.78%
    2003                61             8.79%               --           7.02%
    2004                31             8.02%               16           7.36%
    2005                11             9.30%               --           7.70%
 Thereafter            380             7.99%              465           8.86%
                     -----            -----             -----          -----
    Total            $ 559             8.23%            $ 525           8.64%
                     =====            =====             =====          =====
 Fair Value          $ 552                              $ 525
                     =====                              =====

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 1999

                                                                       EXPECTED
  EXPECTED            FIXED         AVERAGE FIXED       VARIABLE   AVERAGE VARIABLE
 MATURITIES         RATE DEBT       INTEREST RATE      RATE DEBT    INTEREST RATE
 ----------         ---------       -------------      ---------   ----------------
                 ($ in millions)                    ($ in millions)

    2000             $  40             9.11%            $  23           6.89%
    2001                40             9.11%                7           7.55%
    2002                36             8.78%               --           7.93%
    2003                61             8.79%              345           8.24%
    2004                31             8.02%               16           8.54%
 Thereafter            391             8.02%              465           9.73%
                     -----            -----             -----           ----
    Total            $ 599             8.29%            $ 856           9.01%
                     =====            =====             =====           ====
 Fair Value          $ 582                              $ 856
                     =====                              =====

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CITGO has entered into several transactions with PDVSA or affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $3.2 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 2000. At December 31, 2000, $251 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA. (See "Items 1. and 2. Business and Properties -- Crude Oil and Refined Product Purchases").

         LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell ("the Owners"). CITGO contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996, with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. Under this agreement, LYONDELL-CITGO purchased approximately $1.8 billion of crude oil and feedstocks at market related prices from PDVSA in 2000. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract. (See Consolidated Financial Statements of CITGO -- Notes 3 and 4 in Item 14a).

         CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 2000, in accordance with agreements between the Owners concerning such interest. CITGO held notes receivable from LYONDELL-CITGO of $35 million and $28 million at December 31, 2000 and 1999, respectively. The notes bear interest at market rates which were approximately 6.9% and 6.7% at December 31, 2000 and 1999, and are due July 1, 2003. Effective December 31, 1999, CITGO converted $32.7 million of additional notes receivable from LYONDELL-CITGO to investments in LYONDELL-CITGO.

         LYONDELL-CITGO has a $450 million credit facility that is due on September 2001. The Owners are currently reviewing financing alternatives to address this situation. However, there is no agreement on a definitive plan to replace this facility and LYONDELL-CITGO does not have the funds available to repay the facility when it becomes due. As a result of this circumstance, CITGO management conducted a review to determine if its ability to realize the carrying value of its investment in LYONDELL-CITGO has been impaired. Based upon this review, CITGO management has determined that no such impairment has occurred.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners.

         On May 1, 1997, PDV America and Union Oil Company of California ("Unocal") closed a transaction relating to The UNO-VEN Company ("UNO-VEN"). The transaction transferred certain assets and liabilities to PDVMR, a subsidiary of PDV America, in liquidation of PDV America's 50% ownership interest in UNO-VEN. The assets include a refinery in Lemont, Illinois, as well as product distribution terminals located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery (See Consolidated Financial Statements of CITGO -- Note 2 and Note 4 in Item 14a). A portion of the crude oil processed by PDVMR is supplied by PDVSA under a long-term crude supply contract.

         An affiliate of PDVSA acquired a 50% equity interest in Chalmette in October 1997 and assigned to CITGO its option to purchase up to 50% of the refined products produced at the refinery through December 31, 2000 (See Consolidated Financial Statements of CITGO -- Note 2 and Note 4 in Item 14a). CITGO acquired approximately 67 MBPD of refined products from the refinery during 2000, approximately one-half of which was gasoline. The PDVSA affiliate did not assign its purchase option to CITGO for 2001.

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of CITGO -- Note 2 in Item 14a). Pursuant to the above arrangement, CITGO acquired approximately 125 MBPD of refined products from the refinery during 2000, approximately one-half of which was gasoline.

         The purchase agreements with LYONDELL-CITGO, PDVMR, Chalmette and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $7.4 and $4.3 billion for 2000 and 1999, respectively. At December 31, 2000 and 1999, $267 and $196 million, respectively, were included in payables to affiliates as a result of these transactions.

         CITGO had refined product, feedstock, crude oil and other product sales of $222 and $190 million to affiliates, including LYONDELL-CITGO and Mount Vernon Phenol Plant Partnership, in 2000 and 1999, respectively. The Company's sales of crude oil to affiliates were $4 million and $37 million in 2000 and 1999, respectively. At December 31, 2000 and 1999, $38 million was included in Due from affiliates as a result of these transactions.

         CITGO has guaranteed approximately $113 million of debt of certain affiliates, including $50 million related to HOVENSA, $25 million related to PDV Texas, Inc., $21 million related to PDVMR and $11 million related to Nelson Industrial Steam Company. (See Consolidated Financial Statements of CITGO --
Note 13 in Item 14a.)

         Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. (See Consolidated Financial Statements of CITGO -- Note 4 in Item 14a.)

         The Company and PDV America are parties to a tax allocation agreement that is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In 1998, $8 million due from CITGO to PDV America under this agreement for the 1997 tax year was classified as a noncash contribution of capital. In 1999, $11 million due from PDV America to CITGO under this agreement for the 1998 tax year was classified as a noncash dividend. Amendment No. 2 to the Tax Allocation Agreement was executed during 2000; this amendment eliminated the provisions of the agreement that provided for these noncash contribution and dividend classifications effective with the 1997 tax year. Consequently, the classifications made in the prior two years were reversed in 2000. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement are required to be settled between the parties in cash (net $2 million payable to PDV America at December 31, 2000). At December 31, 2000 and 1999, CITGO has federal income taxes payable of $50 million and $24 million, respectively, included in other current liabilities.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a. CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

   (1) Financial Statements:

                                                                           Page
                                                                           ----
Independent Auditors' Report                                                F-1
Consolidated Balance Sheets at December 31, 2000 and 1999                   F-2
Consolidated Statements of Income and Comprehensive Income
   for the years ended December 31, 2000, 1999 and 1998                     F-3
Consolidated Statements of Shareholder's Equity for the years
   ended December 31, 2000, 1999 and 1998                                   F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998                                         F-5
Notes to Consolidated Financial Statements                                  F-7

   (2) Exhibits:

   The Exhibit Index in part c. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b. REPORTS ON FORM 8-K

     NONE.

c. EXHIBITS

Exhibit
Number         Description
------         -----------

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

   *10.17(i)   Letter Agreement by and between the Company and Prudential
               Insurance Company of America, dated March 4, 1994.

   *10.17(ii)  Letter Amendment No. 1 to Master Shelf Agreement with Prudential
               Insurance company of America, dated November 14, 1994.

  **10.18      CITGO Senior Debt Securities (1991) Agreement.

   *10.19      Cit-Con Credit Agreement between Cit-Con Oil Corporation and The
               Chase Manhattan Bank N.A., as Agent, dated as of April 30, 1992.

   *10.20(i)   First Amendment to the Cit-Con Credit Agreement, between Cit-Con
               Oil Corporation and The Chase Manhattan Bank (National
               Association), dated as of June 30, 1992.

   *10.20(ii)  Second Amendment to the Cit-Con Credit Agreement, between Cit-Con
               Oil Corporation and The Chase Manhattan Bank (National
               Association), dated as of March 31, 1994.

   *10.20(iii) Third Amendment to the Cit-Con Credit Agreement, between Cit-Con
               Oil Corporation and The Chase Manhattan Bank (National
               Association), dated as of June 10, 1994.

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

****10.24      Limited Partnership Agreement of LYONDELL-CITGO Refining LP,
               dated December 31, 1998.

    12.1       Computation of Ratio of Earnings to Fixed Charges.

    23.1       Consent of Independent Auditors.

    27         Financial Data Schedule (filed electronically only).

--------
    * Previously filed in connection with the Registrant's Report on Form 10, Registration No. 333-3226.

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

Date: March 21, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                  Signatures                                Title                       Date
                  ----------                                -----                       ----

By       /s/      CARLOS JORDA                       Chairman of the Board and      March 21, 2001
  ------------------------------------------         Director
                  Carlos Jorda

By       /s/      ALEXANDER CARDENAS                 Director                       March 21, 2001
  ------------------------------------------
                  Alexander Cardenas

By       /s/      OSWALDO CONTRERAS                  President, Chief Executive     March 21, 2001
  ------------------------------------------         Officer and Director
                  Oswaldo Contreras

By       /s/      EDDIE R. HUMPHREY                  Acting Chief Financial         March 21, 2001
  ------------------------------------------         Officer
                  Eddie R. Humprey

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of CITGO Petroleum Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CITGO Petroleum Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Tulsa, Oklahoma
February 9, 2001

CITGO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            DECEMBER 31,
                                                     --------------------------
ASSETS                                                   2000           1999
CURRENT ASSETS:
   Cash and cash equivalents                         $    17,777    $    95,780
   Accounts receivable, net                            1,307,837      1,004,268
   Due from affiliates                                    37,622         37,860
   Inventories                                           987,810        953,153
   Prepaid expenses and other                              5,768          7,136
                                                     -----------    -----------
           Total current assets                        2,356,814      2,098,197

PROPERTY, PLANT AND EQUIPMENT - Net                    2,756,189      2,877,305

RESTRICTED CASH                                               --          3,015

INVESTMENTS IN AFFILIATES                                688,863        734,822

OTHER ASSETS                                             196,312        193,946
                                                     -----------    -----------
                                                     $ 5,998,178    $ 5,907,285
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Short-term bank loans                             $    37,500    $    16,000
   Accounts payable                                      843,057        632,295
   Payables to affiliates                                524,288        381,404
   Taxes other than income                               210,986        218,503
   Other                                                 283,654        192,579
   Current portion of long-term debt                      47,078         47,078
   Current portion of capital lease obligation            26,649         16,356
                                                     -----------    -----------
           Total current liabilities                   1,973,212      1,504,215

LONG-TERM DEBT                                         1,000,175      1,392,222

CAPITAL LEASE OBLIGATION                                  67,322         85,570

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS              206,339        212,871

OTHER NONCURRENT LIABILITIES                             190,050        197,024

DEFERRED INCOME TAXES                                    554,626        521,751

MINORITY INTEREST                                         31,518         29,710

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDER'S EQUITY:
   Common stock - $1.00 par value, 1,000 shares
     authorized, issued and outstanding                        1              1
   Additional capital                                  1,305,009      1,312,616
   Retained earnings                                     672,291        654,519
   Accumulated other comprehensive loss                   (2,365)        (3,214)
                                                     -----------    -----------
           Total shareholder's equity                  1,974,936      1,963,922
                                                     -----------    -----------
                                                     $ 5,998,178    $ 5,907,285
                                                     ===========    ===========


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                              2000             1999           1998
REVENUES:

   Net sales                                               $ 21,929,231    $ 13,127,443    $ 10,747,577
   Sales to affiliates                                          222,177         189,778         164,144
                                                           ------------    ------------    ------------
                                                             22,151,408      13,317,221      10,911,721

   Equity in earnings of affiliates                              58,771          21,348          77,105
   Other income (expense), net                                  (15,963)        (16,511)         (8,185)
                                                           ------------    ------------    ------------
                                                             22,194,216      13,322,058      10,980,641
                                                           ------------    ------------    ------------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including
      purchases of $10,622,919, $5,947,449 and
      $4,318,958 from affiliates)                            21,520,984      12,796,596      10,340,219
   Selling, general and administrative expenses                 208,009         220,489         242,496
   Interest expense, excluding capital lease                     81,819          83,933          85,691
   Capital lease interest charge                                 11,019          12,715          14,235
   Minority interest                                              1,808             151           1,223
                                                           ------------    ------------    ------------
                                                             21,823,639      13,113,884      10,683,864
                                                           ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                      370,577         208,174         296,777

INCOME TAXES                                                    138,593          61,690         102,787
                                                           ------------    ------------    ------------
NET INCOME                                                      231,984         146,484         193,990

OTHER COMPREHENSIVE INCOME (LOSS) -
   Minimum pension liability adjustment, net of deferred
   taxes of $(499) in 2000 and $2,012 in 1999                       849          (3,214)             --
                                                           ------------    ------------    ------------
COMPREHENSIVE INCOME                                       $    232,833    $    143,270    $    193,990
                                                           ============    ============    ============


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(DOLLARS AND SHARES IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                      ACCUMULATED
                                                                                         OTHER
                                      COMMON STOCK                                    COMPREHENSIVE      TOTAL
                                     --------------      ADDITIONAL     RETAINED         INCOME        SHAREHOLDER'S
                                     SHARES  AMOUNT       CAPITAL       EARNINGS         (LOSS)            EQUITY
BALANCE, JANUARY 1, 1998                 1   $   1      $1,255,009      $ 825,833       $     --        $2,080,843

   Net income                           --      --              --        193,990             --           193,990

   Capital contributions received       --      --          50,000             --             --            50,000

   Noncash capital contributions
      received                          --      --           7,607             --             --             7,607

   Dividends paid                       --      --              --       (486,000)            --          (486,000)
                                     -----   -----      ----------      ---------       --------        ----------

BALANCE, DECEMBER 31, 1998               1       1       1,312,616        533,823             --         1,846,440

   Net income                           --      --              --        146,484             --           146,484

   Other comprehensive loss -
      Minimum pension
      liability adjustment              --      --              --             --         (3,214)           (3,214)

   Noncash dividend paid                --      --              --        (10,788)            --           (10,788)

   Dividend paid                        --      --              --        (15,000)            --           (15,000)
                                     -----   -----      ----------      ---------       --------        ----------

  BALANCE, DECEMBER 31, 1999             1       1       1,312,616        654,519         (3,214)        1,963,922

   Net income                           --      --              --        231,984             --           231,984

   Other comprehensive income -
      Minimum pension
      liability adjustment              --      --              --             --            849               849

   Tax allocation agreement
      amendment                         --      --          (7,607)        10,788             --             3,181

   Dividend paid                        --      --              --       (225,000)            --          (225,000)
                                     -----   -----      ----------      ---------       --------        ----------
  BALANCE, DECEMBER 31, 2000             1   $   1      $1,305,009      $ 672,291       $ (2,365)       $1,974,936
                                     =====   =====      ==========      =========       ========        ===========

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      2000          1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 231,984    $ 146,484    $ 193,990
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   249,306      233,747      222,191
      Provision for losses on accounts receivable                       1,651       15,110       13,826
      Loss (gain) on sale of investments                                    1        1,616       (2,590)
      Deferred income taxes                                            47,236       49,349       59,421
      Distributions in excess of equity in earnings of affiliates      67,904       80,660       44,939
      Inventory adjustment to market                                       --           --      159,000
      Other adjustments                                                25,928       12,662        2,062
      Changes in operating assets and liabilities:
         Accounts receivable and due from affiliates                 (304,982)    (482,957)      93,611
         Inventories                                                  (34,657)    (233,528)     (21,216)
         Prepaid expenses and other current assets                      1,368       11,182      (10,481)
         Accounts payable and other current liabilities               424,532      456,568     (126,290)
         Other assets                                                 (49,987)     (58,759)     (51,879)
         Other liabilities                                             (1,544)     (14,931)       6,910
                                                                    ---------    ---------    ---------
           Total adjustments                                          426,756       70,719      389,504
                                                                    ---------    ---------    ---------
           Net cash provided by operating activities                  658,740      217,203      583,494
                                                                    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (101,545)    (227,167)    (199,988)
   Proceeds from sales of property, plant and equipment                 4,413       10,524        3,432
   Decrease (increase) in restricted cash                               3,015        6,421       (2,516)
   Investments in LYONDELL-CITGO Refining LP                          (17,600)          --           --
   Loans to LYONDELL-CITGO Refining LP                                 (7,024)     (24,600)     (19,800)
   Proceeds from sale of investments                                       --        4,980        7,160
   Investments in and advances to other affiliates                    (14,500)      (4,212)      (3,247)
                                                                    ---------    ---------    ---------
           Net cash used in investing activities                     (133,241)    (234,054)    (214,959)
                                                                    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments of) proceeds from short-term bank loans             21,500      (21,000)      34,000
   Net (repayments of) proceeds from revolving bank loans            (345,000)     180,000       30,000
   Payments on term bank loan                                              --           --      (58,823)
   Payments on private placement senior notes                         (39,935)     (39,935)     (58,686)
   (Payments on) proceeds from taxable bonds                               --      (25,000)     100,000
   Proceeds from issuance of tax-exempt bonds                              --       25,000       47,200
   Payments of capital lease obligations                               (7,954)     (14,660)     (13,140)
   Repayments of other debt                                            (7,113)      (7,112)      (7,111)
   Capital contributions received                                          --           --       50,000
   Dividends paid                                                    (225,000)     (15,000)    (486,000)
                                                                    ---------    ---------    ---------
           Net cash provided by (used in) financing activities       (603,502)      82,293     (362,560)
                                                                    ---------    ---------    ---------

                                                                    (Continued)

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      2000          1999          1998
(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                      $ (78,003)   $  65,442    $   5,975

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         95,780       30,338       24,363
                                                                    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  17,777    $  95,780    $  30,338
                                                                    =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
      Interest, net of amounts capitalized                          $  89,746    $  94,907    $  99,872
                                                                    =========    =========    =========

      Income taxes, net of refund of $30,488 in 1999                $  60,501    $ (16,428)   $  60,360
                                                                    =========    =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   ACTIVITIES -

   Investment in LYONDELL-CITGO Refining LP (Note 3)                $      --    $ (32,654)   $      --
                                                                    =========    =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
   ACTIVITIES:

   Noncash capital contribution                                     $      --    $      --    $   7,607
                                                                    =========    =========    =========
   Noncash dividend                                                 $      --    $ (10,788)   $      --
                                                                    =========    =========    =========
   Tax allocation agreement amendment                               $   3,181    $      --    $      --
                                                                    =========    =========    =========

                                                                     (Concluded)

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


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

      CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

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

      ESTIMATES, RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      EXCISE TAXES - The Company collects excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.2 billion, $3.1 billion, and $3 billion were collected from customers and paid to various governmental entities in 2000, 1999, and 1998, respectively. Excise taxes are not included in sales.

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

      The Company capitalizes interest on projects when construction entails major expenditures over extended time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Interest capitalized totaled $4 million, $7 million, and $5 million during 2000, 1999, and 1998, respectively.

      COMMODITY AND INTEREST RATE DERIVATIVES - The Company uses commodity and financial instrument derivatives to manage defined commodity price and interest rate risks arising out of the Company's core business activities. The Company has only limited involvement with other derivative financial instruments and does not use them for trading purposes.

      The Company enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to hedge a portion of the price risk associated with crude oil and refined products. In order for a transaction to qualify for hedge accounting, the Company requires that the item to be hedged exposes the Company to price risk and that the commodity contract reduces that risk and is designated as a hedge. The high correlation between price movements of a product and the commodity contract in that product is well demonstrated in the petroleum industry and, generally, the Company relies on those historical relationships and on periodic comparisons of market price changes to price changes of futures and options contracts accounted for as hedges. Gains or losses on contracts which qualify as hedges are recognized when the related inventory is sold or the hedged transaction is consummated. Changes in the market value of commodity derivatives which are not hedges are recorded as gains or losses in the period in which they occur.

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133," was issued. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company will record an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company will record fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company will record an after-tax, cumulative-effect-type benefit of $13.2 million to net income related to these derivatives.

      The Company has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001. Future changes in the fair value of those derivatives will be recorded in income. Prospectively, the Company plans to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater.

      REFINERY MAINTENANCE - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to seven years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $57 million, $47 million, and $47 million for 2000, 1999, and 1998, respectively. Ordinary maintenance is expensed as incurred.

      The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for years beginning after December 15, 2001, and will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At December 31, 2000, the Company had included turnaround costs of $79 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

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

      An affiliate of PDVSA acquired a 50 percent equity interest in a refinery in Chalmette, Louisiana ("Chalmette") in October 1997, and assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 2000 (Note 4). CITGO exercised this option during 2000, 1999 and 1998, and acquired approximately 67 MBPD, 66 MBPD and 65 MBPD of refined products from the refinery during those years, respectively, approximately one-half of which was gasoline. The affiliate did not assign this option to CITGO for 2001.

      In October 1998, an affiliate of PDVSA acquired a 50 percent equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (Note 4). Pursuant to the above arrangement, CITGO acquired approximately 125 MBPD, 118 MBPD and 120 MBPD of refined products from HOVENSA during 2000, 1999 and 1998, respectively, approximately one-half of which was gasoline.

3.    INVESTMENT IN LYONDELL-CITGO REFINING LP

      LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas and is owned by subsidiaries of CITGO (41.25%) and Lyondell Chemical Company (58.75%) ("the Owners"). This refinery processes heavy crude oil supplied by PDVSA under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract (Note 4).

      In April 1998, PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. On October 1, 2000, the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had again declared force majeure under the contract described above; see Note 17, Subsequent Event, for further information.

      As of December 31, 2000, CITGO has outstanding loans to LYONDELL-CITGO of $35 million. On December 31, 1999, CITGO converted $32.7 million of outstanding loans to investments in LYONDELL-CITGO. The notes bear interest at market rates which were approximately 6.9%, 6.7% and 5.9% at December 31, 2000, 1999 and 1998, and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                             DECEMBER 31,
                                 ------------------------------------
                                     2000         1999        1998
                                            (000'S OMITTED)
Carrying value of investment     $  518,333   $  560,227   $  597,373
Notes receivable                     35,278       28,255       36,309
Participation interest                   41%          41%          41%
Equity in net income             $   41,478   $      924   $   58,827
Cash distributions received         100,972       70,724       91,763

Summary of financial position:
   Current assets                $  310,000   $  219,000   $  197,000
   Noncurrent assets              1,386,000    1,406,000    1,440,000
   Current liabilities              867,000      697,000      203,000
   Noncurrent liabilities           321,000      316,000      785,000
   Member's equity                  508,000      612,000      649,000

Summary of operating results:
   Revenue                       $4,075,000   $2,571,000   $2,055,000
   Gross profit                     250,000      133,000      291,000
   Net income                       128,000       24,000      169,000

      LYONDELL-CITGO has a $450 million credit facility that is due in September 2001. The Owners are currently reviewing financing alternatives to address this situation. However, there is no agreement on a definitive plan to replace this facility and LYONDELL-CITGO does not have the funds available to repay the facility when it becomes due. As a result of this circumstance, CITGO management conducted a review to determine if its ability to realize the carrying value of its investment in LYONDELL-CITGO has been impaired. Based upon this review, CITGO management has determined that no such impairment has occurred.

4.    RELATED PARTY TRANSACTIONS

      The Company purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. The Company purchased $3.2 billion, $1.7 billion, and $1.4 billion of crude oil, feedstocks and other products from wholly owned subsidiaries of PDVSA in 2000, 1999, and 1998, respectively, under these and other purchase agreements. During 2000 and 1999, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to the PDVSA declaration of force majeure pursuant to all four long-term crude oil supply contracts described above. As a result, the Company was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On October 1, 2000 the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels. On February 9, 2001 PDVSA notified CITGO that, effective February 1, 2001, it had again declared force majeure under the four contracts described above; see Note 17, Subsequent Event, for further information.

      Additionally, during the second half of 1999 and throughout 2000, PDVSA did not deliver naptha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof.

      The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less (i) certain deemed refining costs adjustable for inflation; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil. At December 31, 2000 and 1999, $251 million and $178 million, respectively, were included in payables to affiliates as a result of these transactions.

      The Company also purchases refined products from various other affiliates including LYONDELL-CITGO, PDVMR, HOVENSA and Chalmette, under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $7.4 billion, $4.3 billion, and $2.9 billion for 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, $267 million and $196 million, respectively, were included in payables to affiliates as a result of these transactions.

      The Company had refined product, feedstock, and other product sales to affiliates of $222 million, $190 million, and $164 million in 2000, 1999, and 1998, respectively. The Company's sales of crude oil to affiliates were $4 million, $37 million, and $18 million in 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, $38 million was included in due from affiliates as a result of these and related transactions.

      Pursuant to the PDVMR operating agreement (Note 2), on May 1, 1997, CITGO became the operator of the PDVMR refinery and employed a substantial number of employees previously employed by the UNO-VEN Company, ("UNO-VEN") and as a result, CITGO assumed a liability for postretirement benefits other than pensions (Note 11) of approximately $27 million related to those employees. A corresponding amount due from PDVMR is included in other assets at December 31, 2000 and 1999, pending final determination of the method of settlement by PDV America. CITGO charges PDVMR a management fee which covers various support services ($7 million, $7 million and $8 million in 2000, 1999 and 1998, respectively) which is included in other income. PDVMR reimburses CITGO for all payroll expenses, including pension and benefit costs, related to CITGO employees engaged in the operation of the refinery. Such employee costs and the related reimbursements ($53 million, $55 million and $52 million in 2000, 1999 and 1998, respectively) are not included in CITGO's cost of sales or revenues.

      Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 14. The Company has also guaranteed debt of certain affiliates (Note 13).

      The Company and PDV America are parties to a tax allocation agreement that is designed to provide PDV America with sufficient cash to pay its consolidated income tax liabilities. In 1998, $7.6 million due from CITGO to PDV America under this agreement for the 1997 tax year was classified as a noncash contribution of capital. In 1999, $10.8 million due from PDV America to CITGO under this agreement for the 1998 tax year was classified as a noncash dividend. Amendment No. 2 to the Tax Allocation Agreement was executed during 2000; this amendment eliminated the provisions of the agreement that provided for these noncash contribution and dividend classifications effective with the 1997 tax year. Consequently, the classifications made in the prior two years were reversed in 2000. In the event that CITGO should cease to be part of the consolidated federal income tax return, any amounts included in shareholder's equity under this agreement are required to be settled between the parties in cash (net $2 million payable to PDV America at December 31, 2000). At December 31, 2000 and 1999, CITGO has federal income taxes payable of $50 million and $24 million, respectively, included in other current liabilities.

5.    ACCOUNTS RECEIVABLE

                                           2000            1999
                                             (000'S OMITTED)
Trade                                  $ 1,161,964    $   905,875
Credit card                                126,822         93,132
Other                                       32,996         20,808
                                       -----------    -----------
                                         1,321,782      1,019,815
Allowance for uncollectible accounts       (13,945)       (15,547)
                                       -----------    -----------
                                       $ 1,307,837    $ 1,004,268
                                       ===========    ===========

      Sales are made on account, based on pre-approved unsecured credit terms established by CITGO management. The Company also has a proprietary credit card program which allows commercial customers to purchase fuel at CITGO branded outlets. Allowances for uncollectible accounts are established based on several factors that include, but are not limited to, analysis of specific customers, historical trends, current economic conditions and other information.

      The Company has two limited purpose subsidiaries, CITGO Funding Corporation and CITGO Funding Corporation II, which have non-recourse agreements to sell trade accounts and credit card receivables. Under the terms of the agreements, new receivables are added to the pool as collections (administered by CITGO) reduce previously sold receivables. The amounts sold at any one time are limited to a maximum of $225 million of trade accounts receivable (increased from $125 million through an amendment in April 2000) and $150 million of credit card receivables. These agreements expire on April 18, 2003 and October 29, 2001, respectively, and are renewable for successive one-year terms by mutual agreement. Fees and expenses of $16 million, $15.2 million, and $16.1 million related to the agreements were recorded as other expense during the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, the Company realized a gain of $5 million resulting from the reversal of the allowance for uncollectible accounts related to certain receivables sold.

6.    INVENTORIES

                            2000     1999
                           (000'S OMITTED)
Refined product          $748,855   $747,620
Crude oil                 175,455    150,092
Materials and supplies     63,500     55,441
                         --------   --------
                         $987,810   $953,153
                         ========   ========

      At December 31, 2000 and 1999, estimated net market values exceeded historical cost by approximately $628 million and $350 million, respectively.

7.    PROPERTY, PLANT AND EQUIPMENT

                                                2000            1999
                                                  (000'S OMITTED)
Land                                        $   112,406    $   112,266
Buildings and leaseholds                        459,046        489,394
Machinery and equipment                       3,314,907      3,203,953
Vehicles                                         21,947         24,468
Construction in process                          45,899        107,599
                                            -----------    -----------
                                              3,954,205      3,937,680
Accumulated depreciation and amortization    (1,198,016)    (1,060,375)
                                            -----------    -----------
                                            $ 2,756,189    $ 2,877,305
                                            ===========    ===========


      Depreciation expense for 2000, 1999, and 1998 was $192 million, $187 million, and $176 million, respectively.

      Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $11 million, $13 million, and $2 million in 2000, 1999, and 1998, respectively.

8.    INVESTMENTS IN AFFILIATES

      In addition to LYONDELL-CITGO, the Company's investments in affiliates consist of equity interests of 6.8 to 50 percent in joint interest pipelines and terminals, including a 15.79 percent interest in Colonial Pipeline Company; a 49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49 percent partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded the Company's equity in the underlying net assets by approximately $138 million and $143 million at December 31, 2000 and 1999, respectively.

      At December 31, 2000 and 1999, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $50.1 million and $60.3 million at December 31, 2000 and 1999, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

      Information on the Company's investments, including LYONDELL-CITGO, follows:

                                                           DECEMBER 31,
                                                        -------------------
                                                          2000      1999
                                                          (000'S OMITTED)
Company's investments in affiliates (excluding NISCO)   $688,863   $734,822
Company's equity in net income of affiliates              58,771     21,348
Dividends and distributions received from affiliates     126,350    102,339

      Selected financial information for the affiliates is summarized as follows:

                                             DECEMBER 31,
                                 ------------------------------------
                                    2000         1999       1998
                                           (000'S OMITTED)
Summary of financial position:
   Current assets                $  618,769   $  469,101   $  464,047
   Noncurrent assets              2,943,622    2,853,786    2,817,165
   Current liabilities            1,328,662    1,034,181      670,045
   Noncurrent liabilities         1,874,465    1,681,558    1,934,378

Summary of operating results:
   Revenues                      $5,146,546   $3,559,451   $3,337,449
   Gross profit                     696,320      567,749      757,678
   Net income                       324,282      237,906      384,810


9.    SHORT-TERM BANK LOANS

      As of December 31, 2000, the Company has established $182 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 2000, 1999, and 1998 were 6.4 percent, 5.5 percent, and 5.8 percent, respectively. The Company had $38 million and $16 million of borrowings outstanding under these facilities at December 31, 2000 and 1999, respectively.

10.   LONG-TERM DEBT

                                                                  2000           1999
                                                                     (000'S OMITTED)

Revolving bank loans                                           $        --    $   345,000

Senior Notes $200 million face amount, due 2006 with
   interest rate of 7.875%                                         199,837        199,806

Private Placement Senior Notes, due 2001 to 2006 with
   interest rates from 9.03% to 9.30%                               96,753        136,688

Master Shelf Agreement Senior Notes, due 2002 to
   2009 with interest rates from 7.17% to 8.94%                    260,000        260,000

Tax-Exempt Bonds, due 2004 to 2029 with variable
   and fixed interest rates                                        309,520        305,520

Taxable Bonds, due 2026 to 2028 with variable interest rates       174,000        178,000

Cit-Con bank credit agreement                                        7,143         14,286
                                                               -----------    -----------
                                                                 1,047,253      1,439,300
Current portion of long-term debt                                  (47,078)       (47,078)
                                                               -----------    -----------
                                                               $ 1,000,175    $ 1,392,222
                                                               ===========    ===========

      REVOLVING BANK LOANS - The Company's credit agreement with various banks consists of (i) a $400 million, five-year, revolving bank loan maturing in May 2003 and (ii) a $150 million, 364-day, revolving bank loan, both of which are unsecured and have various borrowing maturities and interest rate options. Interest rates on the revolving bank loans were 7.8 percent at December 31, 1999; no borrowings were outstanding under this credit agreement at December 31, 2000.

      SHELF REGISTRATION - In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, the Company entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by the Company under the shelf registration. No amounts were sold under this agreement as of December 31, 2000.

      PRIVATE PLACEMENT - At December 31, 2000, the Company has outstanding approximately $97 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semiannually in May and November.

      MASTER SHELF AGREEMENT - At December 31, 2000, the Company has outstanding $260 million of privately-placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

      COVENANTS - The various agreements above contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company's ability to pay dividends, incur additional debt, place liens on property, and sell fixed assets. The Company was in compliance with the debt covenants at December 31, 2000.

      TAX-EXEMPT BONDS - At December 31, 2000, through state entities, the Company has outstanding $74.8 million of industrial development bonds for certain Lake Charles port facilities and pollution control equipment and $234.7 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles and Corpus Christi refineries and at the LYONDELL-CITGO refinery. Additional credit support for these bonds is provided through letters of credit. The bonds bear interest at various floating rates which ranged from 4.7 percent to 6.0 percent at December 31, 2000, and 4.5 percent to 6.0 percent at December 31, 1999.

      TAXABLE BONDS - At December 31, 2000, through state entities, the Company has outstanding $174 million of taxable environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles refinery and at the LYONDELL-CITGO refinery. Such bonds are secured by letters of credit and have floating interest rates (6.6 percent at December 31, 2000 and 6.1 percent at December 31, 1999). At the option of the Company and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. As of December 31, 2000, $21 million of originally issued taxable bonds had been converted to tax-exempt bonds.

      CIT-CON BANK CREDIT AGREEMENT - The Cit-Con bank credit agreement consists of a term loan collateralized by throughput agreements of the owner companies. The loan contains various interest rate options (weighted average effective rates of 7.6 percent and 7.5 percent at December 31, 2000 and 1999, respectively), and requires quarterly principal payments through December 2001.

      DEBT MATURITIES - Future maturities of long-term debt as of December 31, 2000, are: 2001 - $47.1 million, 2002 - $36.4 million, 2003 - $61.4 million, 2004 - $47.1 million, 2005 - $11.4 million and $843.7 million thereafter.

      INTEREST RATE SWAP AGREEMENTS - The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:


                                                      NOTIONAL PRINCIPAL AMOUNT
                                                      --------------------------
                        EXPIRATION       FIXED RATE       2000            1999
VARIABLE RATE INDEX       DATE             PAID               (000'S OMITTED)
One-month LIBOR        May 2000             6.28%        $    --        $25,000
J. J. Kenny            May 2000             4.72%             --         25,000
J. J. Kenny            February 2005        5.30%         12,000         12,000
J. J. Kenny            February 2005        5.27%         15,000         15,000
J. J. Kenny            February 2005        5.49%         15,000         15,000
                                                         -------        -------
                                                         $42,000        $92,000
                                                         =======        =======

      Interest expense includes $0.6 million, $1.5 million, and $1.0 million in 2000, 1999, and 1998, respectively, related to the net settlements on these agreements.

11.   EMPLOYEE BENEFIT PLANS

      EMPLOYEE SAVINGS - The Company sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and the Company makes contributions, including matching of employee contributions, based on plan provisions. The Company expensed $17 million, $18 million, and $19 million, related to its contributions to these plans for the years 2000, 1999, and 1998, respectively.

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

      The following sets forth the changes in benefit obligations and plan assets for the pension and postretirement plans for the years ended December 31, 2000 and 1999, and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:


                                                PENSION BENEFITS          OTHER BENEFITS
                                             ----------------------    ----------------------
                                               2000          1999         2000        1999
                                             ---------    ---------    ---------    ---------
                                                (000'S OMITTED)           (000'S OMITTED)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year      $ 258,703    $ 270,382    $ 189,032    $ 195,928
Service cost                                    15,533       19,554        5,769        6,922
Interest cost                                   19,680       17,899       14,392       13,040
Plan vesting changes                             5,556           --           --           --
Actuarial (gain) loss                              737      (39,996)       4,463      (19,540)
Benefits paid                                  (12,021)      (9,136)      (7,380)      (7,318)
                                             ---------    ---------    ---------    ---------
Benefit obligation at end of year              288,188      258,703      206,276      189,032
                                             ---------    ---------    ---------    ---------
Change in plan assets:
Fair value of plan assets at
   beginning of year                           275,382      254,648          991          939
Actual return on plan assets                     6,844       28,644           62           52
Employer contribution                            2,684        1,226        7,380        7,318
Benefits paid                                  (12,021)      (9,136)      (7,380)      (7,318)
                                             ---------    ---------    ---------    ---------
Fair value of plan assets at end of year       272,889      275,382        1,053          991
                                             ---------    ---------    ---------    ---------

Funded status                                  (15,299)      16,679     (205,223)    (188,041)
Unrecognized net actuarial gain                (62,492)     (85,606)      (9,717)     (31,431)
Unrecognized prior service cost                  2,644          107           --           --
Net gain at date of adoption                      (744)      (1,012)          --           --
                                             ---------    ---------    ---------    ---------

Net amount recognized                        $ (75,891)   $ (69,832)   $(214,940)   $(219,472)
                                             =========    =========    =========    =========

Amounts recognized in the Company's
   consolidated balance sheets consist of:

   Accrued benefit liability                 $ (83,353)   $ (76,303)   $(214,940)   $(219,472)
   Intangible asset                              3,584        1,245           --           --
   Accumulated other comprehensive
      income                                     3,878        5,226           --           --
                                             ---------    ---------    ---------    ---------

Net amount recognized                        $ (75,891)   $ (69,832)   $(214,940)   $(219,472)
                                             =========    =========    =========    =========


                                      PENSION BENEFITS    OTHER BENEFITS
                                      ----------------    --------------
                                        2000    1999       2000     1999
                                        ----    ----       ----     ----
WEIGHTED-AVERAGE ASSUMPTIONS
   AS OF DECEMBER 31:

   Discount rate                        7.75%   7.75%      7.75%    7.75%
   Expected return on plan assets        9.0%    9.0%       6.0%     6.0%
   Rate of compensation increase         5.0%    5.0%        --       --

      For measurement purposes, a 6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.5 percent for 2002 and remain at that level thereafter.

                                                   PENSION BENEFITS                      OTHER BENEFITS
                                           --------------------------------    --------------------------------
                                             2000        1999        1998        2000        1999        1998
                                           --------    --------    --------    --------    --------    --------
                                                    (000'S OMITTED)                     (000'S OMITTED)
Components of net periodic benefit cost:

   Service cost                            $ 15,533    $ 19,554    $ 17,742    $  5,769    $  6,922    $  6,610
   Interest cost                             19,680      17,899      16,058      14,392      13,040      12,770
   Expected return on plan assets           (24,397)    (22,531)    (19,660)        (59)        (57)        (53)
   Amortization of prior service cost           143          40          40          --          --          --
   Amortization of net gain at date
      of adoption                              (268)       (268)       (268)         --          --          --
   Recognized net actuarial gain             (4,824)     (1,649)     (1,625)    (17,254)         --      (8,823)
                                           --------    --------    --------    --------    --------    --------

Net periodic benefit cost                  $  5,867    $ 13,045    $ 12,287    $  2,848    $ 19,905    $ 10,504
                                           ========    ========    ========    ========    ========    ========

One-time adjustment                        $  2,875    $     --    $     --    $     --    $     --    $     --
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

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $31.7 million, $28 million and $-0-, respectively, as of December 31, 2000 and $23.4 million, $22.8 million and $-0-, respectively, as of December 31, 1999.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                               1-PERCENTAGE-      1-PERCENTAGE-
                                                               POINT INCREASE     POINT DECREASE
Increase (decrease) in total of service and interest cost
  components                                                     $ 4,507,000      $ (3,540,000)
Increase (decrease) in postretirement benefit obligation          36,923,000       (31,318,000)


      EMPLOYEE SEPARATION PROGRAMS - During 1997, the Company's senior management implemented a Transformation Program that resulted in certain personnel reductions (the "Separation Programs"). The Company expensed approximately $1 million, $7 million, and $8 million for the years ended December 31, 2000, 1999 and 1998, respectively, relating to the Separation Programs.

12.   INCOME TAXES

      The provisions for income taxes are comprised of the following:

                                        2000       1999       1998
                                             (000'S OMITTED)

Current:
   Federal                            $ 86,743   $ 11,781   $ 40,040
   State                                 4,614        560      3,326
                                      --------   --------   --------
                                        91,357     12,341     43,366
Deferred                                47,236     49,349     59,421
                                      --------   --------   --------

                                      $138,593   $ 61,690   $102,787
                                      ========   ========   ========



      The federal statutory tax rate differs from the effective tax rate due to the following:

                                        2000       1999       1998

Federal statutory tax rate                35.0%      35.0%      35.0%
State taxes, net of federal benefit        2.0%       2.4%       1.2%
Dividend exclusions                       (1.7)%     (3.8)%     (2.5)%
Tax settlement                              --%      (5.4)%       --%
Other                                      2.1%       1.4%       0.9%
                                      --------   --------   --------
Effective tax rate                       37.4%       29.6%     34.6 %
                                      ========   ========   ========


      The effective tax rate for 1999 was unusually low due primarily to the favorable resolution in this year with the Internal Revenue Service ("IRS") of significant tax issues related to environmental expenditures.

      Deferred income taxes reflect the net tax effects of (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2000 and 1999, are as follows:

                                                                     2000       1999
                                                                    (000'S OMITTED)
Deferred tax liabilities:
   Property, plant and equipment                                   $588,708   $562,818
   Inventories                                                       99,475     87,085
   Investments in affiliates                                        149,161    121,002
   Other                                                             44,106     43,055
                                                                   --------   --------
                                                                    881,450    813,960
                                                                   --------   --------
Deferred tax assets:
   Postretirement benefit obligations                                76,396     77,371
   Employee benefit accruals                                         43,532     38,893
   Alternative minimum tax credit carryforwards                     109,403     41,809
   Net operating loss carryforwards                                     729     40,914
   Marketing and promotional accruals                                12,594      9,271
   Other                                                             66,993     81,634
                                                                   --------   --------
                                                                    309,647    289,892
                                                                   --------   --------
Net deferred tax liability (of which $17,177 and $2,317
   are included in current liabilities at December 31, 2000 and
   1999, respectively)                                             $571,803   $524,068
                                                                   ========   ========

      During 1999, the Company filed a claim with the IRS to reclassify certain losses from capital to ordinary. The Company was successful and was able to utilize all available capital loss carryforwards ($6.7 million) in its 1998 tax return.

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

      In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. Approximately 1,300 claims have been resolved for immaterial amounts. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. None of these are presently scheduled for trial.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties as a result of alleged air, soil and groundwater contamination. CITGO has purchased 275 adjacent properties included in the lawsuit and settled those related property damage claims. CITGO has contested an agreement that purported to provide for settlement of the remaining property damage claims for $5 million payable by it. Motions by CITGO and the plaintiffs for summary judgment related to the enforcement of this agreement are currently under consideration by the court.

      One of two lawsuits alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was settled by CITGO for an immaterial amount. The other case, brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illnesses, including multiple forms of cancer, is scheduled for trial in 2002.

      Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. A trial involving two plaintiffs resulted in verdicts for the Company. The Court granted the Company summary judgment with respect to another group of claims; this has been appealed to the Fifth Circuit Court of Appeals. No trials of the remaining cases are set pending this appeal.

      CITGO is among defendants to class action lawsuits in North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. These actions allege that MTBE poses public health risks and seek damages as well as remediation of the alleged contamination. These matters are in early states of discovery. The Illinois case has been transferred to New York and consolidated with the case pending in New York. CITGO has denied all of the allegations and is pursuing its defenses.

      In 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC"), after investigation, determines that the merchandise has been sold to the United States at dumped prices or has benefited from counteravailable subsidies, and (2) the U.S. International Trade Commission determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. No duties are owed on imports made prior to the formal initiation of an investigation by the DOC. In 1999, prior to initiation of a formal investigation, the DOC dismissed the petitions. In 2000, the U.S. Court of International Trade overturned this decision and remanded the case to the DOC for reconsideration; this has been appealed.

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

      CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. Based on currently available information, including the continuing participation of former owners in remediation actions and indemnification agreements with third parties, CITGO believes that its accruals are sufficient to address its environmental cleanup obligations.

      In 1992, the Company reached an agreement with a state agency to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to a state agency revising the 1993 closure plan. In 1998, the Company amended its 1997 proposal as requested by the state agency. A ruling on the proposal, as amended, is expected in 2001 with final closure to begin in 2002.

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

      In January 2001, CITGO received Notices of Violation ("NOVs") from the EPA alleging violations of the Federal Clean Air Act ("CAA"). Thc NOVs are an outgrowth of inspections and formal Information Requests regarding the Company's compliance with the CAA. The NOVs cover CITGO's Lake Charles, Louisiana and Corpus Christi, Texas refineries and a Lemont, Illinois refinery operated by CITGO. For the Lake Charles and Lemont facilities, the NOVs allege, among other things, violations of the "New Source Review" ("NSR") provisions of the CAA, which address installation and permitting of new and modified air emission sources. For the Corpus Christi facility, the NOV alleges violations of various monitoring, leak detection and repair requirements of the CAA. If the Company were to be found to have violated the provisions cited in the NOVs, it could be subject to possible significant penalties and capital expenditures for installation or upgrading of pollution control equipment or technologies. The likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated at this time.

      In October 1999, the Louisiana Department of Environmental Quality issued the Company a Notice of Violation and Potential Penalty alleging violation of benzene NESHAPS regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. The Company anticipates resolving this for an immaterial amount.

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

      THROUGHPUT AGREEMENTS - The Company has throughput agreements with certain pipeline affiliates (Note 8). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, the Company may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. The Company currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 2000, the Company has no fixed and determinable, unconditional purchase obligations under these agreements.

      COMMODITY DERIVATIVE ACTIVITY - The Company's commodity derivatives are generally entered into through major brokerage houses and traded on national exchanges and can be settled in cash or through delivery of the commodity. Through December 31, 2000, such contracts generally qualify for hedge accounting and correlate to market price movements of crude oil and refined products. Resulting gains and losses, therefore, were generally offset by gains and losses on the Company's hedged inventory or future purchases and sales. Effective January 1, 2001 with the adoption of SFAS No. 133, the Company generally will not designate its commodity derivatives as hedges. Accordingly, beginning in fiscal 2001, the Company will mark to market all outstanding derivatives with the resulting change recorded in results of operations.

      The Company's derivative commodity activity is closely monitored by management and contract periods are generally less than 30 days. Unrealized and deferred gains and losses on these contracts at December 31, 2000 and 1999 and the effects of realized gains and losses on cost of sales and pretax earnings for 1999 and 1998 were not material. The commodity instruments increased cost of sales and decreased pretax earnings by $4 million in 2000. At times during 1998, CITGO entered into commodity derivatives activities that were not related to the hedging program discussed above. This activity and resulting gains and losses were not material in 1998. There was no non-hedging activity in 2000 or 1999.

      OTHER CREDIT AND OFF-BALANCE SHEET RISK INFORMATION AS OF DECEMBER 31, 2000 - The Company has guaranteed approximately $17 million of debt of certain CITGO marketers. Such debt is substantially collateralized by assets of these entities. The Company has also guaranteed approximately $113 million of debt of certain affiliates, including $50 million related to HOVENSA (Note 2) and $11 million related to NISCO (Note 8). The Company has outstanding letters of credit totaling approximately $519 million, which includes $498 million related to the Company's tax-exempt and taxable revenue bonds (Note 10).

      The Company has also acquired surety bonds totaling $51 million primarily due to requirements of various government entities. The Company does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

      Neither the Company nor the counterparties are required to collateralize their obligations under interest rate swaps or over-the-counter derivative commodity agreements. The Company is exposed to credit loss in the event of nonperformance by the counterparties to these agreements. The Company does not anticipate nonperformance by the counterparties, which consist primarily of major financial institutions.

      Management considers the credit risk to the Company related to its commodity and interest rate derivatives to be insignificant during the periods presented.

14.   LEASES

      The Company leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expires on January 1, 2004; however, the Company may renew the lease until January 31, 2011, the date of its option to purchase the facilities for a nominal amount. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 2000 and 1999. Accumulated amortization related to the leased assets was approximately $118 million and $110 million at December 31, 2000 and 1999, respectively. Amortization is included in depreciation expense.

      The Company also has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $35 million in 2000, $35 million in 1999, and $34 million in 1998. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:

                                           CAPITAL     OPERATING
                                            LEASE        LEASES      TOTAL

YEAR                                               (000'S OMITTED)
2001                                      $  41,063    $  38,286   $  79,349
2002                                         27,375       31,490      58,865
2003                                         27,375       20,200      47,575
2004                                          5,000       13,488      18,488
2005                                          5,000        8,429      13,429
Thereafter                                   26,000       18,909      44,909
                                          ---------    ---------   ---------

Total minimum lease payments                131,813    $ 130,802   $ 262,615
                                                       =========   =========
Amount representing interest                (37,842)
                                          ---------
Present value of minimum lease payments      93,971
Current portion                              26,649
                                          ---------
                                          $  67,322
                                          =========

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

      The carrying amounts of cash equivalents, restricted cash and variable-rate debt approximate fair values. The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:

                                              2000                         1999
                                   -------------------------    -------------------------
                                     CARRYING       FAIR          CARRYING       FAIR
                                      AMOUNT        VALUE          AMOUNT        VALUE
                                         (000'S OMITTED)            (000'S OMITTED)
LIABILITIES:
   Short-term bank loans           $    37,500   $    37,500    $    16,000   $    16,000
   Long-term debt                    1,047,253     1,039,752      1,439,300     1,421,702

DERIVATIVE AND OFF-BALANCE
   SHEET FINANCIAL INSTRUMENTS -
   UNREALIZED LOSSES:
   Interest rate swap agreements            --        (2,049)            --        (1,281)
   Guarantees of debt                       --        (1,069)            --          (898)
   Letters of credit                        --        (4,217)            --        (4,284)
   Surety bonds                             --          (219)            --          (159)


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

16.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

      The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                        1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.
                                       ==========   ==========   ==========   ==========
                                                        (000'S OMITTED)
2000

Sales                                  $4,831,804   $5,690,696   $5,877,491   $5,751,417
                                       ==========   ==========   ==========   ==========
Cost of sales and operating expenses   $4,714,261   $5,556,184   $5,675,036   $5,575,503
                                       ==========   ==========   ==========   ==========

Net income                             $   38,177   $   33,179   $   99,719   $   60,909
                                       ==========   ==========   ==========   ==========

1999

Sales                                  $2,256,466   $3,153,238   $3,671,547   $4,235,970
                                       ==========   ==========   ==========   ==========
Cost of sales and operating expenses   $2,048,612   $3,037,583   $3,554,336   $4,156,065
                                       ==========   ==========   ==========   ==========

Net income                             $   86,219   $   24,893   $   32,588   $    2,784
                                       ==========   ==========   ==========   ==========


17.      SUBSEQUENT EVENT

      On February 9, 2001, PDVSA notified CITGO and LYONDELL-CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO and LYONDELL-CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. If PDVSA reduces its delivery of crude oil, CITGO and LYONDELL-CITGO may be required to use alternative sources to obtain their required supply of crude oil which may result in reduced operating margins. The effect of PDVSA's declaration of force majeure on CITGO and LYONDELL-CITGO's crude oil supply, operating results and the duration of this situation are not known at this time.

                                     ******

                               INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------

    *3.1       Certificate of Incorporation, Certificate of Amendment of
               Certificate of Incorporation and By-laws of CITGO Petroleum
               Corporation.

     3.1(i)    By-laws of CITGO Petroleum Corporation as amended on March 13,
               2001.

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

   *10.17(i)   Letter Agreement by and between the Company and Prudential
               Insurance Company of America, dated March 4, 1994.

   *10.17(ii)  Letter Amendment No. 1 to Master Shelf Agreement with Prudential
               Insurance company of America, dated November 14, 1994.

  **10.18      CITGO Senior Debt Securities (1991) Agreement.

   *10.19      Cit-Con Credit Agreement between Cit-Con Oil Corporation and The
               Chase Manhattan Bank N.A., as Agent, dated as of April 30, 1992.

   *10.20(i)   First Amendment to the Cit-Con Credit Agreement, between Cit-Con
               Oil Corporation and The Chase Manhattan Bank (National
               Association), dated as of June 30, 1992.

   *10.20(ii)  Second Amendment to the Cit-Con Credit Agreement, between Cit-Con
               Oil Corporation and The Chase Manhattan Bank (National
               Association), dated as of March 31, 1994.

   *10.20(iii) Third Amendment to the Cit-Con Credit Agreement, between Cit-Con
               Oil Corporation and The Chase Manhattan Bank (National
               Association), dated as of June 10, 1994.

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

****10.22      $150,000,000 Credit Agreement dated May 13, 1998.

****10.23      $400,000,000 Credit Agreement dated May 13, 1998.

****10.24      Limited Partnership Agreement of LYONDELL-CITGO Refining LP,
               dated December 31, 1998.

    12.1       Computation of Ratio of Earnings to Fixed Charges.

    23.1       Consent of Independent Auditors.

    27         Financial Data Schedule.

--------
    * Previously filed in connection with the Registrant's Report on Form 10, Registration No. 333-3226.

   ** Incorporated by reference to the Registration Statement on Form F-1 of PDV America, Inc. (No. 33-63742).

  *** Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 18, 1997.

**** Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 17, 1999.