Form 10-Q
period 2001-03-31
CITGO PETROLEUM CORP
filed 2001-05-08
CIK 1011746

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         COMMON STOCK, $1.00 PAR VALUE                      1,000
         -----------------------------                      -----
                  (Class)                       (outstanding at April 30, 2001)


================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                               PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS......................................................................1

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000....................... 2

              Condensed Consolidated Statements of Income and Comprehensive Income - Three-Month Periods Ended
              March 31, 2001 and 2000............................................................................ 3

              Condensed Consolidated Statement of Shareholder's Equity - Three-Month Period
              Ended March 31, 2001............................................................................... 4

              Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
              March 31, 2001 and 2000............................................................................ 5

              Notes to the Condensed Consolidated Financial Statements........................................... 6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................................. 14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................................ 18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................. 22

Item 6.       Exhibits and Reports on Form 8-K.................................................................. 22

SIGNATURES ..................................................................................................... 23

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS


         This Quarterly Report on Form 10-Q contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to capital expenditures and investments related to environmental compliance, strategic planning, purchasing patterns of refined products and capital resources available to the Company (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward looking statements. Such statements are subject to certain risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in regulatory burdens, changes in prices or demand for the Company's products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Such statements are also subject to the risks of increased costs in related technologies and such technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Although CITGO believes that the expectations reflected by such forward looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                                              MARCH 31,     DECEMBER 31,
                                                                                                2001            2000
                                                                                             (UNAUDITED)
                                                                                             -----------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                $    24,279      $    17,777
  Accounts receivable, net                                                                   1,014,844        1,307,837
  Due from affiliates                                                                           31,413           37,622
  Inventories                                                                                  857,290          987,810
  Prepaid expenses and other                                                                    12,338            5,768
                                                                                           -----------      -----------
            Total current assets                                                             1,940,164        2,356,814

PROPERTY, PLANT AND EQUIPMENT - Net                                                          2,737,445        2,756,189

INVESTMENTS IN AFFILIATES                                                                      690,021          688,863

OTHER ASSETS                                                                                   216,216          196,312
                                                                                           -----------      -----------
                                                                                           $ 5,583,846      $ 5,998,178
                                                                                           ===========      ===========
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                                                    $        --      $    37,500
  Accounts payable                                                                             607,234          843,057
  Payables to affiliates                                                                       386,928          524,288
  Taxes other than income                                                                      232,438          210,986
  Other                                                                                        214,652          283,654
  Current portion of long-term debt                                                             70,292           47,078
  Current portion of capital lease obligation                                                   18,248           26,649
                                                                                           -----------      -----------
            Total current liabilities                                                        1,529,792        1,973,212

LONG-TERM DEBT                                                                                 975,183        1,000,175

CAPITAL LEASE OBLIGATION                                                                        67,322           67,322

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                    209,813          206,339

OTHER NONCURRENT LIABILITIES                                                                   190,637          190,050

DEFERRED INCOME TAXES                                                                          526,474          554,626

MINORITY INTEREST                                                                               31,552           31,518

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                    1                1
  Additional capital                                                                         1,305,009        1,305,009
  Retained earnings                                                                            751,641          672,291
  Accumulated other comprehensive loss                                                          (3,578)          (2,365)
                                                                                           -----------      -----------
            Total shareholder's equity                                                       2,053,073        1,974,936
                                                                                           -----------      -----------
                                                                                           $ 5,583,846      $ 5,998,178
                                                                                           ===========      ===========


See notes to condensed consolidated financial statements

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------
                                                                                       THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                      ---------------
                                                                                   2001             2000
                                                                                   ----             ----
REVENUES:
  Net sales                                                                     $ 4,892,498      $ 4,781,794
  Sales to affiliates                                                                67,926           50,010
                                                                                -----------      -----------
                                                                                  4,960,424        4,831,804
  Equity in earnings of affiliates                                                   24,081           10,645
  Other income (expense) - net                                                         (486)             222
                                                                                -----------      -----------
                                                                                  4,984,019        4,842,671
COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including purchases
     of $2,045,862 and $2,172,468 from affiliates)                                4,812,363        4,714,261
  Selling, general and administrative expenses                                       45,889           43,167
  Interest expense, excluding capital lease                                          17,998           21,086
  Capital lease interest charge                                                       2,407            2,867
  Minority interest                                                                      34              691
                                                                                -----------      -----------
                                                                                  4,878,691        4,782,072
                                                                                -----------      -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                         105,328           60,599

INCOME TAXES                                                                         38,978           22,422
                                                                                -----------      -----------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                                    66,350           38,177

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,625                                             13,000               --
                                                                                -----------      -----------
NET INCOME                                                                           79,350           38,177
                                                                                -----------      -----------
OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net
         of related income taxes of $(850)                                           (1,450)              --

      Less: reclassification adjustment for derivative losses included
         in net income, net of related income taxes of $139                             237               --
                                                                                -----------      -----------
OTHER COMPREHENSIVE INCOME (LOSS)                                                    (1,213)              --
                                                                                -----------      -----------
COMPREHENSIVE INCOME                                                            $    78,137      $    38,177
                                                                                ===========      ===========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (Unaudited) (Dollars and Shares in Thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                               COMMON STOCK           ADDITIONAL     RETAINED   COMPREHENSIVE
                                           SHARES         AMOUNT       CAPITAL       EARNINGS       LOSS           TOTAL
                                         -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 2000                         1   $         1   $ 1,305,009   $   672,291   $    (2,365)   $ 1,974,936

Net Income                                        --            --            --        79,350            --         79,350

Other comprehensive income (loss)                 --            --            --            --        (1,213)        (1,213)

                                         -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, MARCH 31, 2001                            1   $         1   $ 1,305,009   $   751,641   $    (3,578)   $ 2,053,073
                                         ===========   ===========   ===========   ===========   ===========    ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

----------------------------------------------------------------------------------------
                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                ------------------------
                                                                  2001           2000
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES                            $  86,150      $ 169,475
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (30,680)       (26,749)
  Proceeds from sales of property, plant and equipment                108          3,735
  Decrease in restricted cash                                          --          3,015
  Investments in LYONDELL-CITGO Refining LP                        (1,300)            --
  Loans to LYONDELL-CITGO Refining LP                                  --         (2,700)
  Investments in and advances to other affiliates                     (96)        (5,500)
                                                                ---------      ---------
            Net cash used in investing activities                 (31,968)       (28,199)
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) proceeds from short-term bank loans            (37,500)       131,000
  Net repayments of revolving bank loans                               --       (345,000)
  Proceeds from issuance of tax-exempt bonds                       25,000             --
  Payments on taxable bonds                                       (25,000)            --
  Payments of capital lease obligations                            (8,402)            --
  Repayments of other debt                                         (1,778)        (1,778)
                                                                ---------      ---------
            Net cash used in financing activities                 (47,680)      (215,778)
                                                                ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    6,502        (74,502)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     17,777         95,780
                                                                ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  24,279      $  21,278
                                                                =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                    $  17,662      $  15,748
                                                                =========      =========
        Income taxes                                            $ 111,808      $      31
                                                                =========      =========



See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 2000 and with respect to the interim three-month periods ended March 31, 2001 and 2000 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K, dated March 21, 2001, for additional information.

     The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

2. CHANGE IN ACCOUNTING PRINCIPLE

     On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type benefit of $13.2 million to net income related to these derivatives.

     The Company did not elect subsequent hedge accounting for derivatives existing at January 1, 2001. Accordingly, all changes in the fair value of those derivatives have been recorded in income. Prospectively, the Company plans to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater.

3. INVENTORIES

     Inventories, primarily at LIFO, consist of the following:


                                                         MARCH 31,      DECEMBER 31,
                                                           2001            2000
                                                        (UNAUDITED)
                                                        -----------     ------------
                                                             (000's OMITTED)
Refined products                                        $   645,756     $    748,855
Crude oil                                                   147,414          175,455
Materials and supplies                                       64,120           63,500
                                                        -----------     ------------
                                                        $   857,290     $    987,810
                                                        -----------     ------------


4. LONG-TERM DEBT


                                                                     MARCH 31,          DECEMBER 31,
                                                                       2001                2000
                                                                    (UNAUDITED)
                                                                    -----------         -----------
                                                                           (000's OMITTED)
Senior Notes, $200 million face amount, due 2006 with
   interest rate of 7.875%                                          $   199,845         $   199,837

Private Placement Senior Notes, due 2001 to 2006 with
   interest rates from 9.03% to 9.30%                                    96,753              96,753

Master Shelf Agreement Senior Notes, due 2002 to
   2009 with interest rates from 7.17% to 8.94%                         260,000             260,000

Tax Exempt Bonds, due 2004 to 2031 with variable
   and fixed interest rates                                             334,520             309,520

Taxable Bonds, due 2026 to 2028 with variable interest rates            149,000             174,000

Cit-Con bank credit agreement                                             5,357               7,143
                                                                    -----------         -----------
                                                                      1,045,475           1,047,253
Current portion of long-term debt                                       (70,292)            (47,078)
                                                                    -----------         -----------
                                                                    $   975,183         $ 1,000,175
                                                                    ===========         ===========

5. INVESTMENT IN LYONDELL-CITGO REFINING LP

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

      On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had declared force majeure under the contract described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under this agreement. If PDVSA reduces its delivery of crude oil, LYONDELL-CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins. As of March 31, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure.

      CITGO has notes receivable from LYONDELL-CITGO which total $35 million at March 31, 2001 and December 31, 2000. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                                          MARCH 31,                 DECEMBER 31,
                                                                                            2001                        2000
                                                                                         ----------                 ------------
                                                                                         (UNAUDITED)
                                                                                                       (000s OMITTED)
Carrying value of investment                                                              $  519,159                $  518,333
Notes receivable                                                                              35,278                    35,278
Participation interest                                                                            41%                       41%

Summary of financial position:
   Current assets                                                                         $  321,000                $  310,000
   Non current assets                                                                      1,364,000                 1,386,000
   Current liabilities                                                                       837,000                   867,000
   Non current liabilities                                                                   323,000                   321,000
   Member's equity                                                                           526,000                   508,000


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------------
                                                                                              2001                      2000
                                                                                            --------                  --------
                                                                                                       (UNAUDITED)
Equity in net income                                                                      $   14,898                $    6,276
Cash distribution received                                                                    15,372                    23,137

Summary of operating results:
   Revenue                                                                                $  910,117                $  859,288
   Gross profit                                                                               71,999                    47,873
   Net income                                                                                 41,824                    21,810


LYONDELL-CITGO has a $450 million term credit facility and a $70 million revolving credit facility that are due in September 2001. The Owners are currently pursuing a refinancing of the indebtedness. CITGO management believes that this debt will be refinanced.

6. COMMITMENTS AND CONTINGENCIES

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

     A lawsuit alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illness. The lawsuit is scheduled for trial in 2002.

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

     In 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC"), after investigation, determines that the merchandise has been sold to the Untied States at dumped prices or has benefited from countervailing subsidies, and (2) the U.S. International Trade Commission determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. No duties are owed on imports made prior to the formal initiation of an investigation by the DOC. In 1999, prior to initiation of a formal investigation, the DOC dismissed the petitions. In 2000, the U.S. Court of International Trade overturned this decision and remanded the case to the DOC for reconsideration; this has been appealed.

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

     In 1992, an agreement was reached between the Company and its former owner concerning a number of environmental issues which provides in part that the former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

     The Texas Natural Resources Conservation Commission ("TNRCC") conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. TNRCC has issued Notices of Violation ("NOV") related to each of the reviews and has proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. The first NOV was issued in January 1999 and the second NOV was issued in December 1999. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. A hearing on the merits has been scheduled for November 2001. The Company intends to vigorously contest the alleged violations and proposed fines.

     In June 1999, CITGO and numerous other industrial companies received notice from the U.S. Environmental Protection Agency, ("EPA") that the EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the EPA's allegations and intends to contest this matter.

     In January 2001, CITGO received NOVs from the EPA alleging violations of the Federal Clean Air Act ("CAA"). The NOVs are an outgrowth of inspections and formal Information Requests regarding the Company's compliance with the CAA. The NOVs cover CITGO's Lake Charles, Louisiana and Corpus Christi, Texas refineries and a Lemont, Illinois refinery operated by CITGO. For the Lake Charles and Lemont facilities, the NOVs allege, among other things, violations of the "New Source Review" ("NSR") provisions of the CAA, which address installation and permitting of new and modified air emission sources. For the Corpus Christi facility, the NOV alleges violations of various monitoring, leak detection and repair requirements of the CAA. If the Company were to be found to have violated the provisions cited in the NOVs, it could be subject to possible penalties and capital expenditures for installation or upgrading of pollution control equipment or technologies. The likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated at this time.

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

     DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - CITGO enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory purchase and product sale exposure to market risk. In the normal course of business, CITGO also enters into certain petroleum commodity forward purchase and sale contracts which qualify as derivatives. At March 31, 2001, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $3 million and $1 million, respectively, related to the fair values of open commodity derivatives.

     CITGO has also entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

7. RELATED PARTY TRANSACTIONS

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. On February 9, 2001, PDVSA notified CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. If PDVSA reduces its delivery of crude oil, CITGO may be required to use alternative sources to obtain their required supply of crude oil, which may result in reduced operating margins.

         As of March 31, 2001, PDVSA's deliveries of crude oil to CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for CITGO to forecast future financial impacts of this force majeure condition on CITGO's costs or the duration of the force majeure.

         These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the three-month periods ended March 31, 2001 and 2000, PDVSA did not deliver naphtha pursuant to two of the contracts and, as a result, naphtha costs, net of deemed margin, were higher by $2 million and $1 million, respectively, than what would have otherwise been the case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the unaudited condensed consolidated financial statements of CITGO included elsewhere herein. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K, dated March 21, 2001, for additional information and a description of factors which may cause substantial fluctuations in the earnings and cash flows of CITGO.

         In the first quarter ended March 31, 2001, CITGO generated net income of $79.4 million on revenue of $5.0 billion compared to net income of $38.2 million on revenues of $4.8 billion for the same period last year. (See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month periods ended March 31, 2001 and 2000:


                        CITGO SALES REVENUES AND VOLUMES


                                                         THREE MONTHS                     THREE MONTHS
                                                        ENDED MARCH 31,                   ENDED MARCH 31,
                                                      -------------------                ----------------
                                                        2001       2000                    2001     2000
                                                        ----       ----                    ----     ----
                                                        ($ in millions)                    (MM gallons)
Gasoline                                              $ 2,660      $2,655                3,014      3,141
Jet fuel                                                  482         494                  573        611
Diesel/#2 fuel                                          1,188       1,094                1,457      1,380
Asphalt                                                    50          47                   90         77
Petrochemicals and industrial products                    420         391                  526        386
Lubricants and waxes                                      142         115                   70         56
                                                      -------      ------                -----      -----
        Total refined product sales                     4,942       4,796                5,730      5,651
Other sales                                                18          36
                                                      -------      ------                -----      -----
        Total sales                                   $ 4,960      $4,832                5,730      5,651
                                                      =======      ======                =====      =====

     The following table summarizes CITGO's cost of sales and operating expenses for the three-month periods ended March 31, 2001 and 2000:


                   CITGO COST OF SALES AND OPERATING EXPENSES


                                                                                      THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                 ---------------------
                                                                                  2001           2000
                                                                                  ----           ----
                                                                                    ($ IN MILLIONS)
Crude oil                                                                        $ 1,071       $ 1,126
Refined products                                                                   2,918         2,884
Intermediate feedstocks                                                              248           277
Refining and manufacturing costs                                                     253           208
Other operating costs, expenses and inventory changes                                322           219
                                                                                 -------       -------
       Total cost of sales and operating expenses                                $ 4,812       $ 4,714
                                                                                 =======       =======



         Sales revenues and volumes. Sales increased $129 million, or approximately 3%, in the three-month period ended March 31, 2001 as compared to the same period in 2000. This was due to an increase in average sales price of 1% and an increase in sales volume of 1%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by $13 million for the three-month period ended March 31, 2001 as compared to the same period in 2000. The increase was primarily due to the change in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $9 million, from $6 million in the first three months of 2000 to $15 million in the first three months of 2001. LYONDELL-CITGO's increased earnings are primarily due to higher receipts and processing of crude oil under the crude supply agreement with POVSA as well as higher margins on spot crude oil, partially offset by higher energy costs and interest expense.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $98 million or 2%, in the quarter ended March 31, 2001 as compared to the same period in 2000. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 61% of total cost of sales and operating expenses for the first quarters of both 2001 and 2000. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         Gross margin. The gross margin for the three-month period ended March 31, 2001 was approximately 2.6 cents per gallon, compared to approximately 2.1 cents per gallon for the same period in

2000. In the three-month period ended March 31, 2001, both the revenue per gallon component and the cost per gallon component increased approximately 1%. As a result, the gross margin increased approximately one-half of one cent on a per gallon basis in the quarter ended March 31, 2001 compared to the same period in 2000.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased in the first quarter of 2001 by 6%, from $43 million in the first quarter of 2000 to $46 million in the first quarter of 2001. The difference is principally due to the recovery of approximately $5 million of bad debt reserves related to credit card receivables in the first quarter of 2000. The recovery was in connection with the sale of CITGO's proprietary consumer credit card receivables and related credit card program on March 1, 2000 as described below.

         Interest Expense. Interest expense decreased by $3 million in the three-month period ended March 31, 2001 as compared to the same period in 2000. This was primarily due to the lower average amount outstanding under the revolving and short-term borrowing facilities during the first quarter of 2001 which was made possible by cash flows from operating activities.

LIQUIDITY AND CAPITAL RESOURCES

         For the three-month period ended March 31, 2001, the Company's consolidated net cash provided by operating activities totaled approximately $86 million. Operating cash flows were derived from net income of $79 million, depreciation and amortization of $62 million, and changes in working capital of $(55) million. The more significant changes in working capital included the decrease in accounts receivable, including receivables from affiliates, of approximately $298 million, the decrease in inventories of approximately $131 million and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $386 million.

         Net cash used in investing activities totaled $32 million for the three-month period ended March 31, 2001 consisting primarily of capital expenditures of $31 million (compared to $27 million for the same period in 2000).

         Net cash used in financing activities totaled $48 million for the three-month period ended March 31, 2001 consisting primarily of $38 million net repayment on short-term borrowings and the payment of capital lease obligations of $8 million.

         As of March 31, 2001, capital resources available to the Company included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $550 million and $190 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

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

         The Company is in compliance with its obligations under its debt financing arrangements at March 31, 2001.

NEW ACCOUNTING STANDARD

         On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type benefit of $13.2 million to net income related to these derivatives.

         The Company did not elect subsequent hedge accounting for derivatives existing at January 1, 2001. Accordingly, all changes in the fair value of those derivatives have been recorded in income. Prospectively, the Company plans to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater.

PROPOSED ACCOUNTING CHANGE

         The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for years beginning after December 15, 2001, and will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At March 31, 2001, the Company had included turnaround costs of $96 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at March 31, 2001, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives.



                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2001

                                                           MATURITY   CONTRACTED    CONTRACT      MARKET
      COMMODITY                    DERIVATIVE                DATE       VOLUME        VALUE       VALUE
      ---------                    ----------              -------    ----------    --------      -----
                                                                                       ($ IN MILLIONS)
                                                                                      -----------------
No Lead Gasoline (1)    Futures Purchased                    2001        2,007        $  75.6     $  76.7
                        Forward Purchase Contracts           2001        3,752        $ 132.3     $ 132.7
                        Forward Sale Contracts               2001        2,975        $ 104.8     $ 106.3

Distillates (1)         Futures Purchased                    2001        1,171        $  34.6     $  34.8
                        Futures Purchased                    2002          299        $   9.0     $   9.0
                        OTC Swap Options Purchased           2001           10        $    --     $    --
                        OTC Swap Options Sold                2001           10        $    --     $    --
                        OTC Swap Options Purchased           2002           30        $    --     $    --
                        OTC Swap Options Sold                2002           30        $    --     $  (0.1)
                        Forward Purchase Contracts           2001        1,174        $  34.8     $  34.3
                        Forward Sale Contracts               2001        1,419        $  42.9     $  42.8

Crude Oil (1)           Futures Purchased                    2001          200        $   5.3     $   5.3
                        Forward Purchase Contracts           2001        7,254        $ 201.7     $ 190.0
                        Forward Sale Contracts               2001        8,295        $ 230.8     $ 217.3

Natural Gas (2)         Futures Purchased                    2001           40        $   2.1     $   2.0
                        OTC Swap Options Purchased           2001          100        $    --     $   0.3
                        OTC Swap Options Sold                2001          120        $    --     $  (0.4)

----------
(1)   Thousands of barrels
(2)   Ten-thousands of mmbtu

                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2000


                                                                        MATURITY    NUMBER OF    CONTRACT    MARKET
      COMMODITY                           DERIVATIVE                      DATE      CONTRACTS    VALUE (2)   VALUE
      ---------                           ----------                    --------    ---------    ---------   -----
                                                                                                   ($ IN MILLIONS)
                                                                                                 -----------------
No Lead Gasoline (1)     Futures Purchased                                2000           69         $ 2.5      $ 2.5
                         Futures Sold                                     2000           60         $ 2.1      $ 2.2
                         OTC Swap Options Purchased                       2000        1,500         $(0.5)     $  --
                         OTC Swap Options Sold                            2000        1,500         $ 0.5      $(0.1)
                         OTC Swaps (Pay Floating/Receive Fixed)(4)        2000          500         $14.0      $16.6

Heating Oil (1)          Futures Purchased                                2000           71         $ 1.8      $ 2.0
                         Futures Purchased                                2001           19         $ 0.5      $ 0.5
                         Futures Sold                                     2000           75         $ 2.4      $ 2.5
                         OTC Swaps (Pay Floating/Receive Fixed)(4)        2000          400         $ 9.7      $11.5
                         OTC Swaps (Pay Fixed/Receive Floating)(4)        2000           10         $ 0.2      $ 0.3

Crude Oil (1)            OTC Swaps (Pay Fixed/Receive Floating)(4)        2000          900         $21.0      $23.8

Natural Gas (3)          Futures Purchased                                2000           15         $ 0.4      $ 0.4

----------

(1) 1000 barrels per contract
(2) Weighted average price
(3) 10,000 mmbtu per contract
(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At March 31, 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.



                      NON TRADING INTEREST RATE DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2001

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
                                                                                 ----
                                                                                 $ 42
                                                                                 ====


                      NON TRADING INTEREST RATE DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2000



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
                                                                                 ----
                                                                                 $ 92
                                                                                 ====


         The fair value of the interest rate swap agreements in place at March 31, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                DEBT OBLIGATIONS
                                AT MARCH 31, 2001

                                                                                         EXPECTED
                                 FIXED         AVERAGE FIXED           VARIABLE      AVERAGE VARIABLE
  EXPECTED MATURITIES          RATE DEBT       INTEREST RATE           RATE DEBT      INTEREST RATE
  -------------------          ---------       -------------           ---------      ---------------
                           ($ in millions)                          ($ in millions)
          2001                   $ 40             9.11%                   $  5             5.52%
          2002                     36             8.78%                     --               --
          2003                     61             8.79%                     --               --
          2004                     31             8.02%                     16             6.71%
          2005                     11             9.30%                     --               --
       Thereafter                 381             7.99%                    465             8.49%
                                -----             ----                    ----             ----
         Total                  $ 560             8.23%                   $486             8.40%
                                =====             ====                    ====             ====

       Fair Value               $ 576                                     $486
                                =====                                     ====





                                DEBT OBLIGATIONS
                                AT MARCH 31, 2000

                                                                                       EXPECTED
                                 FIXED         AVERAGE FIXED          VARIABLE     AVERAGE VARIABLE
  EXPECTED MATURITIES          RATE DEBT       INTEREST RATE         RATE DEBT      INTEREST RATE
  -------------------          ---------       -------------         ---------     ----------------
                            ($ in millions)                        ($ in millions)
          2000                   $ 40              9.11%               $ 152             7.17%
          2001                     40              9.11%                   7             7.54%
          2002                     36              8.78%                  --               --
          2003                     61              8.79%                  --               --
          2004                     31              8.02%                  16             8.71%
       Thereafter                 391              8.02%                 465             9.32%
                                -----              ----                -----             ----
         Total                  $ 599              8.29%               $ 640             8.77%
                                =====              ====                =====             ====

       Fair Value               $ 599                                  $ 640
                                =====                                  =====

                           PART II. OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS

         The required information is incorporated by reference into Part II of this Report from Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.








ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits

         None.

         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CITGO PETROLEUM CORPORATION







Date:   May 8, 2001                               /s/   EDDIE R. HUMPHREY
                                                  ------------------------------
                                                        Eddie R. Humphrey
                                                  Acting Chief Financial Officer