Form 10-Q
period 2001-06-30
CITGO PETROLEUM CORP
filed 2001-08-09
CIK 1011746

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-14380

                           CITGO PETROLEUM CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                             73-1173881
                --------                             ----------
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


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days. Yes  X   No
                           ---     ---

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  COMMON STOCK, $1.00 PAR VALUE                1,000
                  -----------------------------                -----
                           (Class)                (outstanding at July 31, 2001)

================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                               PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS..................................................................... 1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000........................ 2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three and Six-Month Periods Ended June 30, 2001 and 2000........................................... 3

              Condensed Consolidated Statement of Shareholder's Equity - Six-Month Period
              Ended June 30, 2001................................................................................ 4

              Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended
              June 30, 2001 and 2000............................................................................. 5

              Notes to the Condensed Consolidated Financial Statements........................................... 6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................................. 14

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................................ 19

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings................................................................................. 23

   Item 6.    Exhibits and Reports on Form 8-K.................................................................. 23

SIGNATURES...................................................................................................... 24

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                              JUNE 30,
                                                                                                2001            DECEMBER 31,
                                                                                             (UNAUDITED)            2000
                                                                                             -----------        ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                  $    49,792        $     17,777
  Accounts receivable, net                                                                     1,138,562           1,307,837
  Due from affiliates                                                                             27,832              37,622
  Inventories                                                                                  1,056,427             987,810
  Prepaid expenses and other                                                                       6,276               5,768
                                                                                             -----------        ------------
            Total current assets                                                               2,278,889           2,356,814

PROPERTY, PLANT AND EQUIPMENT - Net                                                            2,722,859           2,756,189

INVESTMENTS IN AFFILIATES                                                                        694,973             688,863

OTHER ASSETS                                                                                     208,255             196,312
                                                                                             -----------        ------------

                                                                                             $ 5,904,976        $  5,998,178
                                                                                             ===========        ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                                                      $        --        $     37,500
  Accounts payable                                                                               705,849             843,057
  Payables to affiliates                                                                         414,351             524,288
  Taxes other than income                                                                        238,053             210,986
  Other                                                                                          192,112             283,654
  Current portion of long-term debt                                                               84,506              47,078
  Current portion of capital lease obligation                                                     19,274              26,649
                                                                                             -----------        ------------
            Total current liabilities                                                          1,654,145           1,973,212

LONG-TERM DEBT                                                                                   975,190           1,000,175

CAPITAL LEASE OBLIGATION                                                                          57,421              67,322

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                      213,275             206,339

OTHER NONCURRENT LIABILITIES                                                                     207,026             190,050

DEFERRED INCOME TAXES                                                                            563,609             554,626

MINORITY INTEREST                                                                                 31,589              31,518

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                      1                   1
  Additional capital                                                                           1,305,009           1,305,009
  Retained earnings                                                                              901,212             672,291
  Accumulated other comprehensive loss                                                            (3,501)             (2,365)
                                                                                             -----------        ------------
            Total shareholder's equity                                                         2,202,721           1,974,936
                                                                                             -----------        ------------

                                                                                             $ 5,904,976        $  5,998,178
                                                                                             ===========        ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   THREE MONTHS                            SIX MONTHS
                                                                  ENDED JUNE 30,                          ENDED JUNE 30,
                                                          -------------------------------        --------------------------------
                                                              2001               2000                2001                2000
                                                          ------------       ------------        ------------        ------------
REVENUES:
  Net sales                                               $  5,684,488       $  5,624,446        $ 10,576,986        $ 10,406,240
  Sales to affiliates                                           63,715             66,250             131,641             116,260
                                                          ------------       ------------        ------------        ------------
                                                             5,748,203          5,690,696          10,708,627          10,522,500
  Equity in earnings of affiliates                              35,940             (7,618)             60,021               3,027
  Other income (expense) - net                                   1,483               (141)                997                  81
                                                          ------------       ------------        ------------        ------------
                                                             5,785,626          5,682,937          10,769,645          10,525,608

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
     (including purchases of $2,457,189, $2,697,886,
     $4,503,051 and $4,870,354 from affiliates)              5,462,848          5,556,184          10,275,211          10,270,445
  Selling, general and administrative expenses                  65,348             49,468             111,237              92,635
  Interest expense, excluding capital lease                     17,574             21,053              35,572              42,139
  Capital lease interest charge                                  2,406              2,866               4,813               5,733
  Minority interest                                                 37                701                  71               1,392
                                                          ------------       ------------        ------------        ------------
                                                             5,548,213          5,630,272          10,426,904          10,412,344
                                                          ------------       ------------        ------------        ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    237,413             52,665             342,741             113,264

INCOME TAXES                                                    87,842             19,486             126,820              41,908
                                                          ------------       ------------        ------------        ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                              149,571             33,179             215,921              71,356

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,625                            --                 --              13,000                  --
                                                          ------------       ------------        ------------        ------------

NET INCOME                                                     149,571             33,179             228,921              71,356
                                                          ------------       ------------        ------------        ------------

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net
         of related income taxes of $(850)                          --                 --              (1,450)                 --

      Less: reclassification adjustment for derivative
         losses included in net income, net of related
         income taxes of $45 and $184                               77                 --                 314                  --
                                                          ------------       ------------        ------------        ------------

OTHER COMPREHENSIVE INCOME (LOSS)                                   77                 --              (1,136)                 --
                                                          ------------       ------------        ------------        ------------

COMPREHENSIVE INCOME                                      $    149,648       $     33,179        $    227,785        $     71,356
                                                          ============       ============        ============        ============


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                       COMMON STOCK           ADDITIONAL       RETAINED        COMPREHENSIVE
                                     SHARES      AMOUNT        CAPITAL         EARNINGS             LOSS               TOTAL
                                     -----       ------       ----------       ---------       -------------        -----------
BALANCE, DECEMBER 31, 2000               1       $    1       $1,305,009       $ 672,291       $      (2,365)       $ 1,974,936

Net Income                              --           --               --         228,921                  --            228,921

Other comprehensive income (loss)       --           --               --              --              (1,136)            (1,136)

                                     -----       ------       ----------       ---------       -------------        -----------

BALANCE, JUNE 30, 2001                   1       $    1       $1,305,009       $ 901,212       $      (3,501)       $ 2,202,721
                                     =====       ======       ==========       =========       =============        ===========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                     ----------------------------
                                                                        2001              2000
                                                                     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                 $  143,851        $  351,233
                                                                     ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (63,838)          (53,556)
  Proceeds from sales of property, plant and equipment                      337             3,949
  Decrease in restricted cash                                                --             3,015
  Investments in LYONDELL-CITGO Refining LP                              (5,700)           (4,700)
  Loans to LYONDELL-CITGO Refining LP                                        --           (25,130)
  Investments in and advances to other affiliates                          (303)           (8,000)
                                                                     ----------        ----------
            Net cash used in investing activities                       (69,504)          (84,422)
                                                                     ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments of) proceeds from short-term bank loans               (37,500)           18,000
  Net proceeds from (repayments of) revolving bank loans                 16,000          (345,000)
  Proceeds from issuance of tax-exempt bonds                             25,000                --
  Payments on taxable bonds                                             (25,000)               --
  Payments of capital lease obligations                                 (17,276)           (7,954)
  Repayments of other debt                                               (3,556)           (3,556)
                                                                     ----------        ----------
            Net cash used in financing activities                       (42,332)         (338,510)
                                                                     ----------        ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         32,015           (71,699)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           17,777            95,780
                                                                     ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   49,792        $   24,081
                                                                     ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                         $   45,804        $   49,787
                                                                     ==========        ==========
        Income taxes, net of refund of $15,008 in 2000               $  184,300        $  (12,776)
                                                                     ==========        ==========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

      The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 2000 and with respect to the interim three-month and six-month periods ended June 30, 2001 and 2000 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K, dated March 21, 2001, for additional information.

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

3. INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                                                                     JUNE 30,
                                                                       2001           DECEMBER 31,
                                                                   (UNAUDITED)            2000
                                                                   ------------       ------------
                                                                             (000'S OMITTED)
Refined products                                                   $    823,386       $    748,855
Crude oil                                                               166,722            175,455
Materials and supplies                                                   66,319             63,500
                                                                   ------------       ------------
                                                                   $  1,056,427       $    987,810
                                                                   ============       ============

4. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Revolving bank loans                                               $    16,000        $        --

Senior Notes, $200 million face amount, due 2006 with
   interest rate of 7.875%                                             199,852            199,837

Private Placement Senior Notes, due 2001 to 2006 with
   interest rates from 9.03% to 9.30%                                   96,753             96,753

Master Shelf Agreement Senior Notes, due 2002 to
   2009 with interest rates from 7.17% to 8.94%                        260,000            260,000

Tax Exempt Bonds, due 2004 to 2031 with variable
   and fixed interest rates                                            334,520            309,520

Taxable Bonds, due 2026 to 2028 with variable interest rates           149,000            174,000

Cit-Con bank credit agreement                                            3,571              7,143
                                                                   -----------        -----------
                                                                     1,059,696          1,047,253
Current portion of long-term debt                                      (84,506)           (47,078)
                                                                   -----------        -----------
                                                                   $   975,190        $ 1,000,175
                                                                   ===========        ===========


      On May 11, 2001, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

      On May 28, 2001, CITGO established an additional $25 million 364-day revolving bank loan facility.

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

      On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had declared force majeure under the contract described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under this agreement. If PDVSA reduces its delivery of crude oil, LYONDELL-CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins. As of June 30, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure.

      CITGO has notes receivable from LYONDELL-CITGO which total $35 million at June 30, 2001 and December 31, 2000. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                             June 30,           December 31,
                                                               2001                 2000
                                                          ---------------      --------------
                                                            (Unaudited)
                                                                     (000s omitted)
Carrying value of investment                              $       526,251      $      518,333
Notes receivable                                                   35,278              35,278
Participation interest                                                 41%                 41%

Summary of financial position:
   Current assets                                         $       261,000      $      310,000
   Non current assets                                           1,360,000           1,386,000
   Current liabilities                                            300,000             867,000
   Non current liabilities                                        775,000             321,000
   Member's equity                                                546,000             508,000

                                                                Six Months Ended June 30,
                                                          -------------------------------------
                                                               2001                   2000
                                                          --------------          -------------
                                                                       (Unaudited)
Equity in net income (loss)                               $       39,220          $      (5,711)
Cash distribution received                                        37,002                 23,137

Summary of operating results:
   Revenue                                                $    1,841,785          $   1,760,190
   Gross profit                                                  166,324                 55,692
   Net income (loss)                                             107,507                   (480)



      On July 20, 2001, LYONDELL-CITGO completed a refinancing of its working capital revolver and its $450 million term bank loan which matures on September 14, 2001. The new 18-month term loan and working capital revolver will mature in January 2003.

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

      In 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC"), after investigation, determines that the merchandise has been sold to the United States at dumped prices or has benefited from countervailing subsidies, and (2) the U.S. International Trade Commission determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. No duties are owed on imports made prior to the formal initiation of an investigation by the DOC. In 1999, prior to initiation of a formal investigation, the DOC dismissed the petitions. In 2000, the U.S. Court of International Trade overturned this decision and remanded the case to the DOC for reconsideration.

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

      DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - CITGO enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory purchase and product sale exposure to market risk. In the normal course of business, CITGO also enters into certain petroleum commodity forward purchase and sale contracts which qualify as derivatives. At June 30, 2001, the balance sheet caption other current liabilities includes $9 million related to the fair values of open commodity derivatives.

      CITGO has also entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

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

     As of June 30, 2001, PDVSA's deliveries of crude oil to CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for CITGO to forecast future financial impacts of this force majeure condition on CITGO's costs or the duration of the force majeure.

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

         In the quarter ended June 30, 2001, CITGO generated net income of $149.6 million on revenue of $5.8 billion compared to net income of $33.2 million on revenue of $5.7 billion for the same period last year. In the six months ended June 30, 2001, CITGO generated net income of $228.9 on revenue of $10.8 billion compared to net income of $71.4 million on revenue of $10.5 billion for the same period last year. (See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month periods ended June 30, 2001 and 2000:


                        CITGO SALES REVENUES AND VOLUMES

                                             THREE MONTHS           SIX MONTHS            THREE MONTHS           SIX MONTHS
                                             ENDED JUNE 30,        ENDED JUNE 30,        ENDED JUNE 30,        ENDED JUNE 30,
                                          -------------------   -------------------   -------------------   -------------------
                                            2001       2000       2001       2000       2001       2000       2001       2000
                                          --------   --------   --------   --------   --------   --------   --------   --------
                                            ($ in millions)        ($ in millions)        (MM gallons)         (MM gallons)
Gasoline                                  $  3,553   $  3,441   $  6,213   $  6,096      3,508      3,650      6,522      6,791
Jet fuel                                       456        440        938        934        564        571      1,137      1,182
Diesel/#2 fuel                               1,005      1,030      2,193      2,124      1,264      1,338      2,721      2,718
Asphalt                                        136        166        186        213        255        244        345        321
Petrochemicals and industrial products         430        461        850        852        581        430      1,107        816
Lubricants and waxes                           153        139        295        254         72         72        142        128
                                          --------   --------   --------   --------   --------   --------   --------   --------
        Total refined product sales          5,733      5,677     10,675     10,473      6,244      6,305     11,974     11,956
Other sales                                     15         14         34         50
                                          --------   --------   --------   --------   --------   --------   --------   --------
        Total sales                       $  5,748   $  5,691   $ 10,709   $ 10,523      6,244      6,305     11,974     11,956
                                          ========   ========   ========   ========   ========   ========   ========   ========

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month and six-month periods ended June 30, 2001 and 2000:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                THREE MONTHS            SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                             -------------------   -------------------
                                                               2001       2000       2001       2000
                                                             --------   --------   --------   --------
                                                               ($ in millions)        ($ in millions)
Crude oil                                                    $  1,139   $  1,332   $  2,210   $  2,458
Refined products                                                3,627      3,558      6,545      6,442
Intermediate feedstocks                                           400        373        648        650
Refining and manufacturing costs                                  238        223        491        431
Other operating costs, expenses and inventory changes              59         70        381        289
                                                             --------   --------   --------   --------
       Total cost of sales and operating expenses            $  5,463   $  5,556   $ 10,275   $ 10,270
                                                             ========   ========   ========   ========


         Sales revenues and volumes. Sales increased $57 million, or approximately 1%, in the three-month period ended June 30, 2001 as compared to the same period in 2000. This was due to an increase in average sales price of 2% and a decrease in sales volume of 1%. Sales increased $186 million, or approximately 2%, in the six-month period ended June 30, 2001 as compared to the same period in 2000. This was due to an increase in average sales price of 2% and an increase in sales volume of less than 1%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by $44 million for the three-month period ended June 30, 2001 and increased $57 million for the six-month period ended June 30, 2001 as compared to the same periods in 2000. The increase was primarily due to the increase in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $36 million, from $(12) million in the second quarter of 2000 to $24 million in the second quarter of 2001 and $44 million, from $(5) million in the first six months of 2000 to $39 million in the first six months of 2001. LYONDELL-CITGO's increased earnings in 2001 are primarily due to higher refining margins which were partially offset by the impact of higher natural gas prices and lower crude processing rates due to an unplanned production unit outage at the refinery. The earnings for the first six months of 2000 were impacted by a major planned turnaround which occurred during the second quarter of 2000.

         Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $93 million or 2%, in the quarter ended June 30, 2001 as compared to the same period in 2000. Cost of sales and operating expenses increased by $5 million or less than 1%, in the six months ended June 30, 2001 as compared to the same period in 2000. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 66% and 64% of total cost of sales and operating expenses for the second quarters of 2001 and 2000, respectively and 64% and 63% for the first six months of 2001 and 2000, respectively. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         Gross margin. The gross margin for the three-month period ended June 30, 2001 was approximately 4.6 cents per gallon, compared to approximately 2.1 cents per gallon for the same period in 2000. The gross margin for the six-month period ended June 30, 2001 was approximately 3.6 cents per gallon, compared to approximately 2.1 cents per gallon for the same period in 2000. In the three-month period ended June 30, 2001, the revenue per gallon component increased approximately 2% while the cost per gallon component decreased approximately 1%. As a result, the gross margin increased approximately 2.5 cents on a per gallon basis in the quarter ended June 30, 2001 compared to the same period in 2000. In the six-month period ended June 30, 2001, the revenue per gallon component increased approximately 2% while the cost per gallon component remained flat. As a result, the gross margin increased approximately
1.5 cents on a per gallon basis in the six months ended June 30, 2001 compared to the same period in 2000. These results reflect improved industry wide refining and marketing margins. The improved margins and high refinery throughput during the second quarter 2001 allowed CITGO to generate the higher gross margins reported during the period.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $49 million in the second quarter of 2000 to $65 million in the second quarter of 2001, or 33%. Selling, general and administrative expenses increased from $93 million in the first six months of 2000 to $111 million in the same period in 2001, or 19%. The difference is principally due to an increase in incentive compensation in 2001.

         Interest Expense. Interest expense decreased by $4 million in the three-month period and $7 million in the six-month period ended June 30, 2001 as compared to the same periods in 2000. This was primarily due to the lower average amount outstanding under the revolving and short-term borrowing facilities during the first six months of 2001 which was made possible by cash flows from operating activities.

LIQUIDITY AND CAPITAL RESOURCES

         For the six-month period ended June 30, 2001, the Company's consolidated net cash provided by operating activities totaled approximately $144 million. Operating cash flows were derived from net income of $229 million, depreciation and amortization of $123 million and changes in working capital of $(208) million. The more significant changes in working capital included the decrease in accounts receivable, including receivables from affiliates, of approximately $177 million, the increase in inventories of approximately $69 million, the increase in other long-term assets of approximately $40 million, the decrease in income taxes payable of approximately $51 million and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $247 million.

         Net cash used in investing activities totaled $70 million for the six-month period ended June 30, 2001 consisting primarily of capital expenditures of $64 million (compared to $54 million for the same period in 2000).

         Net cash used in financing activities totaled $42 million for the six-month period ended June 30, 2001 consisting primarily of $38 million net repayment on short-term borrowings and the payment of capital lease obligations of $17 million, offset by $16 million in proceeds from revolving bank loans.

         On May 28, 2001, CITGO established an additional $25 million 364-day revolving bank loan facility.

         On May 11, 2001, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

         As of June 30, 2001, capital resources available to the Company included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $559 million and $190 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement was extended in April 2001 for one year and is renewable for successive annual terms by mutual agreement.

         The Company is in compliance with its obligations under its debt financing arrangements at June 30, 2001.

NEW ACCOUNTING STANDARDS

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

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") which addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling of interests method is no longer permitted. The adoption of SFAS No. 141 will not impact the Company's financial position or results of operations.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangibles with an indefinite life no longer be amortized but instead be periodically reviewed for impairment. The adoption of SFAS No. 142 will not impact the Company's financial position or results of operations.

PROPOSED ACCOUNTING CHANGE

      The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2002, and that the effect of expensing existing deferred major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At June 30, 2001, the Company had included turnaround costs of $93 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at June 30, 2001, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives.

                  NON TRADING COMMODITY DERIVATIVES
                   OPEN POSITIONS AT JUNE 30, 2001

                                                              MATURITY   CONTRACTED   CONTRACT       MARKET
    COMMODITY                       DERIVATIVE                  DATE       VOLUME       VALUE        VALUE
    ---------                       ----------                --------   ----------   --------     ---------
                                                                                         ($ in millions)
                                                                                      ----------------------
No Lead Gasoline (1) Futures Purchased                           2001        299      $    9.3     $     9.2
                     Futures Sold                                2001        815      $   27.0     $    24.2
                     OTC Swaps (Pay Floating/Receive Fixed)(3)   2001        200      $     --     $    (0.4)
                     Forward Purchase Contracts                  2001      6,014      $  194.5     $   163.6
                     Forward Sale Contracts                      2001      6,086      $  195.7     $   167.8

Distillates (1)      Futures Purchased                           2001      1,697      $   54.6     $    52.3
                     Futures Purchased                           2002        720      $   22.2     $    21.9
                     OTC Swap Options Purchased                  2001         10      $     --     $      --
                     OTC Swap Options Sold                       2001         10      $     --     $      --
                     OTC Swap Options Purchased                  2002         30      $     --     $      --
                     OTC Swap Options Sold                       2002         30      $     --     $      --
                     Forward Purchase Contracts                  2001      1,092      $   34.3     $    32.1
                     Forward Sale Contracts                      2001      1,482      $   46.2     $    44.9

Crude Oil (1)        Futures Purchased                           2001        947      $   26.2     $    24.7
                     Forward Purchase Contracts                  2001      6,165      $  174.0     $   163.7
                     Forward Sale Contracts                      2001      6,929      $  192.8     $   183.9

Natural Gas (2)      Futures Purchased                           2001         85      $    3.4     $     2.9
                     OTC Swap Options Purchased                  2001        240      $     --     $     0.1
                     OTC Swap Options Sold                       2001        140      $     --     $    (1.3)

----------
(1) Thousands of barrels
(2) Ten-thousands of mmbtu
(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

                  NON TRADING COMMODITY DERIVATIVES
                   OPEN POSITIONS AT JUNE 30, 2000

                                                                    MATURITY   NUMBER OF    CONTRACT       MARKET
    COMMODITY                       DERIVATIVE                        DATE     CONTRACTS     VALUE(2)      VALUE
    ---------                       ----------                      --------   ----------   --------     ---------
                                                                                                ($ in millions)
                                                                                            ----------------------
No Lead Gasoline (1) Futures Sold                                     2000         100      $    4.1     $     4.2
                     OTC Swap Options Purchased                       2000         500      $     --     $      --
                     OTC Swap Options Sold                            2000         500      $     --     $      --
                     OTC Swaps (Pay Floating/Receive Fixed)(4)        2000       1,500      $   55.7     $    58.6

Heating Oil (1)      Futures Purchased                                2000         188      $    9.0     $    10.1
                     Futures Purchased                                2001         337      $    6.9     $     7.6
                     Futures Sold                                     2000          25      $    0.9     $     0.9
                     OTC Swaps (Pay Floating/Receive Fixed)(4)        2000          29      $    0.8     $     0.6

Crude Oil (1)        Futures Sold                                     2000         300      $    9.2     $     9.8
                     OTC Swaps (Pay Floating/Receive Fixed)(4)        2000       3,400      $  104.9     $   110.5

Natural Gas (3)      Futures Purchased                                2000          23      $    0.9     $     1.0

----------
(1) 1000 barrels per contract
(2) Weighted average price
(3) 10,000 mmbtu per contract
(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At June 30, 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.


                      NON TRADING INTEREST RATE DERIVATIVES
                    OPEN POSITIONS AT JUNE 30, 2001 AND 2000

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
                                                                   ----
                                                                   $ 42
                                                                   ====

         The fair value of the interest rate swap agreements in place at June 30, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                DEBT OBLIGATIONS
                                AT JUNE 30, 2001

                                                                                           EXPECTED
                                   FIXED         AVERAGE FIXED        VARIABLE         AVERAGE VARIABLE
  EXPECTED MATURITIES            RATE DEBT       INTEREST RATE        RATE DEBT         INTEREST RATE
  -------------------            ---------       -------------        ---------        ----------------
                              ($ in millions)                      ($ in millions)
          2001                   $      40           9.11%            $       4             4.67%
          2002                          36           8.78%                   16             5.01%
          2003                          61           8.79%                   --               --
          2004                          31           8.02%                   16             6.41%
          2005                          11           9.30%                   --               --
       Thereafter                      381           7.99%                  464             8.37%
                                 ---------          -----             ---------           ------
         Total                   $     560           8.23%            $     500             8.17%
                                 =========          =====             =========           ======

       Fair Value                $     574                            $     500
                                 =========                            =========

                                DEBT OBLIGATIONS
                                AT JUNE 30, 2000

                                                                                           EXPECTED
                                   FIXED         AVERAGE FIXED        VARIABLE         AVERAGE VARIABLE
  EXPECTED MATURITIES            RATE DEBT       INTEREST RATE        RATE DEBT         INTEREST RATE
  -------------------            ---------       -------------        ---------        ----------------
                              ($ in millions)                      ($ in millions)
          2000                   $      40           9.11%            $      38             7.04%
          2001                          40           9.11%                    7             7.46%
          2002                          36           8.78%                   --               --
          2003                          61           8.79%                   --               --
          2004                          31           8.02%                   16             8.52%
       Thereafter                      391           8.02%                  465             9.29%
                                 ---------          -----             ---------           ------
         Total                   $     599           8.29%            $     526             9.08%
                                 =========          =====             =========           ======

       Fair Value                $     592                            $     526
                                 =========                            =========

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



                           CITGO PETROLEUM CORPORATION







      Date:   August 9, 2001                  /s/ Larry E. Krieg
                                        ----------------------------------------
                                                  Larry E. Krieg
                                          Controller (Chief Accounting Officer)