Form 10-Q
period 2001-09-30
CITGO PETROLEUM CORP
filed 2001-11-13
CIK 1011746

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to _______

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         COMMON STOCK, $1.00 PAR VALUE                     1,000
         -----------------------------                     -----
                     (Class)                 (outstanding at October 31, 2001)


================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                               PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS......................................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000....................2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three and Nine-Month Periods Ended September 30, 2001 and 2000......................................3

              Condensed Consolidated Statement of Shareholder's Equity - Nine-Month Period
              Ended September 30, 2001............................................................................4

              Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended
              September 30, 2001 and 2000.........................................................................5

              Notes to the Condensed Consolidated Financial Statements............................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................14

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................20

PART II.       OTHER INFORMATION

   Item 1.    Legal Proceedings..................................................................................25

   Item 6.    Exhibits and Reports on Form 8-K...................................................................25

SIGNATURES.......................................................................................................26

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        2001                2000
                                                                     (UNAUDITED)
                                                                    -------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $      28,550       $     17,777
  Accounts receivable, net                                              1,038,472          1,307,837
  Due from affiliates                                                      21,658             37,622
  Inventories                                                           1,052,071            987,810
  Prepaid expenses and other                                               15,719              5,768
                                                                    -------------       ------------
            Total current assets                                        2,156,470          2,356,814

PROPERTY, PLANT AND EQUIPMENT - Net                                     2,718,181          2,756,189

INVESTMENTS IN AFFILIATES                                                 685,703            688,863

OTHER ASSETS                                                              208,388            196,312
                                                                    -------------       ------------

                                                                    $   5,768,742       $  5,998,178
                                                                    =============       ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                             $      64,000       $     37,500
  Accounts payable                                                        645,491            843,057
  Payables to affiliates                                                  339,695            524,288
  Taxes other than income                                                 180,610            210,986
  Other                                                                   223,664            283,654
  Current portion of long-term debt                                        85,071             47,078
  Current portion of capital lease obligation                              19,274             26,649
                                                                    -------------       ------------
            Total current liabilities                                   1,557,805          1,973,212

LONG-TERM DEBT                                                          1,060,198          1,000,175

CAPITAL LEASE OBLIGATION                                                   57,421             67,322

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                               216,713            206,339

OTHER NONCURRENT LIABILITIES                                              202,454            190,050

DEFERRED INCOME TAXES                                                     628,881            554,626

MINORITY INTEREST                                                          32,546             31,518

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized,
     issued and outstanding                                                     1                  1
  Additional capital                                                    1,305,009          1,305,009
  Retained earnings                                                       711,137            672,291
  Accumulated other comprehensive loss                                     (3,423)            (2,365)
                                                                    -------------       ------------
            Total shareholder's equity                                  2,012,724          1,974,936
                                                                    -------------       ------------

                                                                    $   5,768,742       $  5,998,178
                                                                    =============       ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                THREE MONTHS                   NINE MONTHS
                                                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                         ---------------------------   ---------------------------
                                                                            2001           2000           2001           2000
                                                                         ------------   ------------   ------------   ------------
REVENUES:
  Net sales                                                              $  5,088,147   $  5,826,293   $ 15,665,133   $ 16,232,533
  Sales to affiliates                                                          91,303         51,198        222,944        167,458
                                                                         ------------   ------------   ------------   ------------
                                                                            5,179,450      5,877,491     15,888,077     16,399,991
  Equity in earnings of affiliates                                             37,782         27,957         97,803         30,984
  Other income (expense) - net                                                 (7,975)        (1,603)        (6,978)        (1,522)
                                                                         ------------   ------------   ------------   ------------
                                                                            5,209,257      5,903,845     15,978,902     16,429,453

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
     (including purchases of $2,074,934, $2,858,919,
     $6,577,985 and $7,729,273 from affiliates)                             4,988,825      5,675,036     15,264,036     15,945,481
  Selling, general and administrative expenses                                 61,225         51,399        172,462        144,034
  Interest expense, excluding capital lease                                    16,529         20,263         52,101         62,402
  Capital lease interest charge                                                 2,157          2,643          6,970          8,376
  Minority interest                                                               957            463          1,028          1,855
                                                                         ------------   ------------   ------------   ------------
                                                                            5,069,693      5,749,804     15,496,597     16,162,148
                                                                         ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                   139,564        154,041        482,305        267,305

INCOME TAXES                                                                   51,639         54,322        178,459         96,230
                                                                         ------------   ------------   ------------   ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                              87,925         99,719        303,846        171,075

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,625                                           --             --         13,000             --
                                                                         ------------   ------------   ------------   ------------

NET INCOME                                                                     87,925         99,719        316,846        171,075
                                                                         ------------   ------------   ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net
         of related income taxes of $(850)                                         --             --         (1,450)            --

      Less: reclassification adjustment for derivative losses included
         in net income, net of related income taxes of $46 and $230                78             --            392             --
                                                                         ------------   ------------   ------------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)                                                  78             --         (1,058)            --
                                                                         ------------   ------------   ------------   ------------

COMPREHENSIVE INCOME                                                     $     88,003   $     99,719   $    315,788   $    171,075
                                                                         ============   ============   ============   ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                    ACCUMULATED
                                                                                       OTHER
                                       COMMON STOCK      ADDITIONAL    RETAINED    COMPREHENSIVE
                                      SHARES  AMOUNT      CAPITAL      EARNINGS        LOSS             TOTAL
                                      ------  ------    -----------   ----------   -------------     -----------
BALANCE, DECEMBER 31, 2000                 1  $    1    $ 1,305,009   $  672,291     $  (2,365)      $ 1,974,936

Net Income                                --      --             --      316,846            --           316,846

Other comprehensive income (loss)         --      --             --           --        (1,058)           (1,058)

Dividends paid                            --      --             --     (278,000)           --          (278,000)
                                      ------  ------    -----------   ----------     ---------       -----------

BALANCE, SEPTEMBER 30, 2001                1  $    1    $ 1,305,009   $  711,137     $  (3,423)      $ 2,012,724
                                      ======  ======    ===========   ==========     =========       ===========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                  ---------------------------
                                                                     2001             2000
                                                                  ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES                              $  316,395       $  403,857
                                                                  ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (115,425)         (76,386)
  Proceeds from sales of property, plant and equipment                   767            4,129
  Decrease in restricted cash                                             --            3,015
  Investments in LYONDELL-CITGO Refining LP                          (19,900)         (10,700)
  Loans to LYONDELL-CITGO Refining LP                                     --           (7,024)
  Investments in and advances to other affiliates                       (304)         (15,500)
                                                                  ----------       ----------
            Net cash used in investing activities                   (134,862)        (102,466)
                                                                  ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term bank loans             26,500          (16,000)
  Net proceeds from (repayments of) revolving bank loans             103,350         (345,000)
  Proceeds from issuance of tax-exempt bonds                          25,000               --
  Payments on taxable bonds                                          (25,000)              --
  Payments of capital lease obligations                              (17,276)          (7,954)
  Repayments of other debt                                            (5,334)          (5,334)
  Dividends paid                                                    (278,000)              --
                                                                  ----------       ----------
            Net cash used in financing activities                   (170,760)        (374,288)
                                                                  ----------       ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      10,773          (72,897)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        17,777           95,780
                                                                  ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   28,550       $   22,883
                                                                  ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                      $   56,473       $   62,220
                                                                  ==========       ==========
        Income taxes, net of refund of $15,008 in 2000            $  186,141       $   28,971
                                                                  ==========       ==========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

      The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 2000 and with respect to the interim three-month and nine-month periods ended September 30, 2001 and 2000 is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K, dated March 21, 2001, for additional information.

      The condensed consolidated financial statements include the accounts of CITGO, its wholly owned subsidiaries, and Cit-Con Oil Corporation, which is 65 percent owned by CITGO (collectively, "the Company").

2. CHANGE IN ACCOUNTING PRINCIPLE

      On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition benefit of $13.2 million to net income related to these derivatives.

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

3. INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                                   SEPTEMBER 30,
                                       2001          DECEMBER 31,
                                    (UNAUDITED)          2000
                                   -------------     ------------
                                          (000'S OMITTED)
Refined products                   $     800,373     $    748,855
Crude oil                                185,224          175,455
Materials and supplies                    66,474           63,500
                                   -------------     ------------
                                   $   1,052,071     $    987,810
                                   =============     ============



4. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                     SEPTEMBER 30,
                                                                         2001            DECEMBER 31,
                                                                      (UNAUDITED)            2000
                                                                     -------------       ------------
                                                                              (000'S OMITTED)
Revolving bank loans                                                 $     103,350       $         --

Senior Notes, $200 million face amount, due 2006 with
   interest rate of 7.875%                                                 199,860            199,837

Private Placement Senior Notes, due 2001 to 2006 with
   interest rates from 9.03% to 9.30%                                       96,753             96,753

Master Shelf Agreement Senior Notes, due 2002 to
   2009 with interest rates from 7.17% to 8.94%                            260,000            260,000

Tax Exempt Bonds, due 2004 to 2031 with variable
   and fixed interest rates                                                334,520            309,520

Taxable Bonds, due 2026 to 2028 with variable interest rates               149,000            174,000

Cit-Con bank credit agreement                                                1,786              7,143
                                                                     -------------       ------------
                                                                         1,145,269          1,047,253
Current portion of long-term debt                                          (85,071)           (47,078)
                                                                     -------------       ------------
                                                                     $   1,060,198       $  1,000,175
                                                                     =============       ============


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

      On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had declared force majeure under the contract described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under this agreement. If PDVSA reduces its delivery of crude oil, LYONDELL-CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins. As of September 30, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for CITGO to forecast future financial impacts of this force majeure condition on LYONDELL-CITGO's costs or the duration of the force majeure.

      CITGO has notes receivable from LYONDELL-CITGO which total $35 million at September 30, 2001 and December 31, 2000. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Information on CITGO's investment in LYONDELL-CITGO follows:

                                      September 30,    December 31,
                                           2001            2000
                                      -------------    ------------
                                       (Unaudited)
                                              (000s omitted)
Carrying value of investment          $     515,147    $    518,333
Notes receivable                             35,278          35,278
Participation interest                           41%             41%

Summary of financial position:
   Current assets                     $     292,000    $    310,000
   Non current assets                     1,381,000       1,386,000
   Current liabilities                      436,000         867,000
   Non current liabilities                  776,000         321,000
   Member's equity                          461,000         508,000

                                      Nine Months Ended September 30,
                                      -------------------------------
                                         2001                2000
                                      -----------         -----------
                                                (Unaudited)
Equity in net income (loss)           $    69,597         $    18,483
Cash distribution received                 92,683              39,874

Summary of operating results:
   Revenue                            $ 2,691,753         $ 2,936,815
   Gross profit                           273,484             155,266
   Net income (loss)                      185,822              66,104



      On July 20, 2001, LYONDELL-CITGO completed a refinancing of its working capital revolver and its $450 million term bank loan which were scheduled to mature on September 14, 2001. The new 18-month term loan and working capital revolver will mature in January 2003.

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

      In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. None of these are presently scheduled for trial. Approximately 1,300 claims have been resolved for immaterial amounts.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties as a result of alleged air, soil and groundwater contamination. CITGO has purchased 275 adjacent properties included in the lawsuit and settled those related property damage claims. Over CITGO's objections, the trial court has recently ruled that an agreement, that purported to provide for settlement of the remaining property damage claims for $5 million payable by it, is enforceable. CITGO will appeal this decision.

      A lawsuit alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illness. The lawsuit is scheduled for trial in 2002.

      Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. A trial involving two plaintiffs resulted in verdicts for the Company. The Court granted the Company summary judgment with respect to another group of claims; these rulings have been affirmed by the Fifth Circuit Court of Appeals. Trials of the remaining cases will be set in the future.

      CITGO is among defendants to class action and individual lawsuits in North Carolina, New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. These actions allege that MTBE poses public health risks and seek testing, damages and remediation of the alleged contamination. These matters are in early stages of discovery. One of the Illinois cases has been transferred to New York and consolidated with the case pending in New York. CITGO has denied all of the allegations and is pursuing its defenses.

      In 1999, a group of U.S. independent oil producers filed petitions under the U.S. antidumping and countervailing duty laws against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. These laws provide for the imposition of additional duties on imports of merchandise if (1) the U.S. Department of Commerce ("DOC"), after investigation, determines that the merchandise has been sold to the United States at dumped prices or has benefited from countervailing subsidies, and (2) the U.S. International Trade Commission determines that the imported merchandise has caused or threatened material injury to the U.S. industry producing like product. The amount of the additional duties imposed is generally equal to the amount of the dumping margin and subsidies found on the imports on which the duties are assessed. No duties are owed on imports made prior to the formal initiation of an investigation by the DOC. In 1999, prior to initiation of a formal investigation, the DOC dismissed the petitions. In 2000, the U.S. Court of International Trade ("CIT") reversed this decision and remanded the case to the DOC for reconsideration. In August 2001, the DOC again dismissed the petitions. This matter is now pending before the CIT for a decision to affirm or remand for further consideration.

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

      In 1992, an agreement was reached between the Company and a former owner concerning a number of environmental issues which provides in part that the former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

      In 1992, the Company reached an agreement with a state agency to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to a state agency revising the 1993 closure plan. In 1998 and 2000, the Company submitted further revisions as requested by the state agency. Closure activities have been suspended pending a ruling by the state agency on the proposal as amended.

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

      In June 1999, a NOV was issued by the EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") regulations covering benzene emissions from wastewater treatment operations at a Lemont, Illinois refinery operated by CITGO. CITGO is in settlement discussions with the EPA. At this time, the likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated.

      In October 1999, the Louisiana Department of Environmental Quality ("LDEQ") issued the Company a NOV and Potential Penalty alleging violation of NESHAPS regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. The Company is in settlement discussions with the LDEQ and anticipates resolving this matter by the end of the year for an immaterial amount.

      In January 2001, CITGO received two NOVs from the EPA alleging violations of the Federal Clean Air Act ("CAA"). In July 2001, CITGO received an additional NOV from the EPA alleging violations of the CAA at the Lemont, Illinois refinery. The NOVs are an outgrowth of inspections and formal Information Requests regarding the Company's compliance with the CAA. The NOVs cover CITGO's Lake Charles, Louisiana and Corpus Christi, Texas refineries and a Lemont, Illinois refinery operated by CITGO. For the Lake Charles and Lemont facilities, the NOVs allege, among other things, violations of the "New Source Review" ("NSR") provisions of the CAA, which address installation and permitting of new and modified air emission sources. For the Corpus Christi facility, the NOV alleges violations of various monitoring, leak detection and repair requirements of the CAA. If the Company were to be found to have violated the provisions cited in the NOVs, it would be subject to penalties and significant capital expenditures for installation or upgrading of pollution control equipment or technologies. The likelihood of an unfavorable outcome and the amount or range of any potential loss cannot reasonably be estimated at this time.

      Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

      DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - CITGO enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory purchase and product sale exposure to market risk. In the normal course of business, CITGO also enters into certain petroleum commodity forward purchase and sale contracts which qualify as derivatives. At September 30, 2001, the balance sheet caption other current liabilities includes a net unrealized loss of $13 million related to the fair values of open commodity derivatives.

      CITGO has also entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

7. RELATED PARTY TRANSACTIONS

     CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions which entitle PDVSA to reduce the quantity of crude oil and feedstocks delivered under the crude oil supply agreements under specified circumstances. On February 9, 2001, PDVSA notified CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. If PDVSA reduces its delivery of crude oil, CITGO may be required to use alternative sources to obtain its required supply of crude oil, which may result in reduced operating margins.

     As of September 30, 2001, PDVSA's deliveries of crude oil to CITGO have not been reduced due to PDVSA's declaration of force majeure. It is not possible for CITGO to forecast future financial impacts of this force majeure condition on CITGO's costs or the duration of the force majeure.


8. OTHER INFORMATION

     On September 21, 2001, a fire occurred at the hydrocracker unit of the Lake Charles refinery. The hydrocracker unit was damaged and operations at other processing units were temporarily affected. Operation of the other refinery units returned to normal on October 16, 2001. Operations at the hydrocracker should resume by mid-November 2001. The Company has insurance coverage for this type of an event and has submitted a notice of loss to its insurance carriers related to the fire, including a claim under its business interruption coverage.

     As a result of this fire, during the quarter ended September 30, 2001, the Company recorded property losses and related expenses totaling $8 million in Other income (expense), net. The Company records estimated property damage insurance recoveries, up to the amount of recorded losses and related expenses, when the collection of such amounts is probable. Property damage insurance recoveries in excess of the amount of recorded losses and related expenses, and business interruption insurance recoveries are not recognized until such amounts are realized. Since recorded losses and related expenses do not exceed policy deductibles, no insurance recoveries related to this incident were recorded during the quarter ended September 30, 2001.

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

         In the quarter ended September 30, 2001, CITGO generated net income of $87.9 million on revenue of $5.2 billion compared to net income of $99.7 million on revenue of $5.9 billion for the same period last year. In the nine months ended September 30, 2001, CITGO generated net income of $316.8 million on revenue of $16.0 billion compared to net income of $171.1 million on revenue of $16.4 billion for the same period last year. (See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 2001 and 2000:


                        CITGO SALES REVENUES AND VOLUMES

                                                 THREE                  NINE                     THREE                NINE
                                              MONTHS ENDED           MONTHS ENDED             MONTHS ENDED         MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,            SEPTEMBER 30,        SEPTEMBER 30,
                                         ----------------------  ----------------------   --------------------  -------------------
                                           2001          2000      2001          2000       2001        2000      2001       2000
                                         --------      --------  --------      --------   --------    --------  --------   --------
                                             ($ in millions)         ($ in millions)           (MM gallons)         (MM gallons)
Gasoline                                 $  3,069      $  3,364  $  9,282      $  9,460      3,717       3,559    10,239     10,350
Jet fuel                                      426           523     1,364         1,457        556         576     1,693      1,758
Diesel/#2 fuel                                999         1,168     3,192         3,292      1,353       1,310     4,074      4,028
Asphalt                                       192           201       378           414        365         293       710        614
Petrochemicals and industrial products        324           472     1,174         1,324        510         547     1,617      1,654
Lubricants and waxes                          156           139       451           411         74          66       216        208
                                         --------      --------  --------      --------   --------    --------  --------   --------
        Total refined product sales         5,166         5,867    15,841        16,358      6,575       6,351    18,549     18,612
Other sales and adjustments                    13            10        47            42
                                         --------      --------  --------      --------   --------    --------  --------   --------
        Total sales                      $  5,179      $  5,877  $ 15,888      $ 16,400      6,575       6,351    18,549     18,612
                                         ========      ========  ========      ========   ========    ========  ========   ========

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 2001 and 2000:


                 CITGO COST OF SALES AND OPERATING EXPENSES

                                                                     THREE                       NINE
                                                                  MONTHS ENDED                MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             ----------------------      ----------------------
                                                               2001          2000          2001          2000
                                                             --------      --------      --------      --------
                                                                 ($ in millions)              ($ in millions)
Crude oil                                                    $  1,112      $  1,437      $  3,322      $  3,895
Refined products                                                3,060         3,471         9,605         9,913
Intermediate feedstocks                                           318           365           966         1,015
Refining and manufacturing costs                                  225           217           716           648
Other operating costs, expenses and inventory changes             274           185           655           474
                                                             --------      --------      --------      --------
       Total cost of sales and operating expenses            $  4,989      $  5,675      $ 15,264      $ 15,945
                                                             ========      ========      ========      ========


         Sales revenues and volumes. Sales decreased $698 million, or approximately 12%, in the three-month period ended September 30, 2001 as compared to the same period in 2000. This was due to a decrease in average sales price of 15% partially offset by an increase in sales volume of 4%. Sales decreased $512 million, or approximately 3%, in the nine-month period ended September 30, 2001 as compared to the same period in 2000. This was due to a decrease in average sales price of 3% and a decrease in sales volume of less than 1%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by $10 million for the three-month period ended September 30, 2001 and increased $67 million for the nine-month period ended September 30, 2001 as compared to the same periods in 2000. The increase was primarily due to the increase in the earnings of LYONDELL-CITGO. CITGO's share of these earnings increased $6 million, from $24 million in the third quarter of 2000 to $30 million in the third quarter of 2001 and $52 million, from $18 million in the first nine months of 2000 to $70 million in the first nine months of 2001. LYONDELL-CITGO's increased earnings in 2001 are primarily due to higher refining margins on a year-to-date basis, offset by the impact of higher natural gas prices and lower crude processing rates during the first quarter due to an unplanned production unit outage at the refinery. The earnings of the first nine months of 2000 were impacted by a major planned turnaround which occurred during the second quarter of 2000.

         Other income (expense). Other income (expense) was $(8) million for the quarter ended September 30, 2001 as compared to $(2) million for the same period in 2000. Other income (expense) was $(7) million for the nine months ended September 30, 2001 as compared to $(2) million for the same period in 2000. The 2001 amounts include property losses and related expenses totaling $8 million, which resulted from the hydrocracker unit fire at the Lake Charles refinery in September 2001. (See Note 8 to the condensed consolidated financial statements included elsewhere herein.)

         Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $686 million or 12%, in the quarter ended September 30, 2001 as compared to the same period in 2000. Cost of sales and operating expenses decreased by $681 million or 4%, in the nine months ended September 30, 2001 as compared to the same period in 2000. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 61% of total cost of sales and operating expenses for the third quarter of both 2001 and 2000 and 63% and 62% for the first nine months of 2001 and 2000, respectively. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is not practical to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         Gross margin. The gross margin for the three-month period ended September 30, 2001 was approximately 2.9 cents per gallon, compared to approximately 3.2 cents per gallon for the same period in 2000. The gross margin for the nine-month period ended September 30, 2001 was approximately 3.4 cents per gallon, compared to approximately 2.4 cents per gallon for the same period in 2000. In the three-month period ended September 30, 2001, both the revenue per gallon component and the cost per gallon component decreased approximately 15%. As a result, the gross margin decreased approximately three-tenths of a cent on a per gallon basis in the quarter ended September 30, 2001 compared to the same period in 2000. In the nine-month period ended September 30, 2001, the revenue per gallon component decreased approximately 3% while the cost per gallon component decreased approximately 4%. As a result, the gross margin increased approximately one cent on a per gallon basis in the nine months ended September 30, 2001 compared to the same period in 2000. These results reflect reduced industry wide refining and marketing margins during the third quarter, while on a year to date basis industry margins are improved over last year. The reduced margins coupled with lower refinery throughput during the third quarter 2001, due to a fire at the Lake Charles refinery, contributed to CITGO's lower gross margins reported during the third quarter.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased from $51 million in the third quarter of 2000 to $61 million in the third quarter of 2001, or 20%. Selling, general and administrative expenses increased from $144 million in the first nine months of 2000 to $172 million in the same period in 2001, or 20%. The difference is principally due to an increase in incentive compensation and the start-up expenses related to an international operation in 2001.

         Interest Expense. Interest expense decreased by $4 million in the three-month period and $12 million in the nine-month period ended September 30, 2001 as compared to the same periods in 2000. This was primarily due to the decrease in key interest rates during the third quarter and the lower average amount outstanding under the revolving and short-term borrowing facilities during the majority of the first nine months of 2001 which was made possible by cash flows from operating activities.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine-month period ended September 30, 2001, the Company's consolidated net cash provided by operating activities totaled approximately $316 million. Operating cash flows were derived from net income of $317 million, depreciation and amortization of $185 million and changes in working capital and other adjustments of $(186) million. The more significant changes in working capital included the decrease in accounts receivable, including receivables from affiliates, of approximately $282 million, the increase in inventories of approximately $64 million and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $457 million.

         Net cash used in investing activities totaled $135 million for the nine-month period ended September 30, 2001 consisting primarily of capital expenditures of $115 million (compared to $76 million for the same period in 2000).

         Net cash used in financing activities totaled $171 million for the nine-month period ended September 30, 2001 consisting primarily of $278 million of dividends paid to parent and the payment of capital lease obligations of $17 million, offset by $103 million net proceeds from revolving bank loans and $27 million net proceeds on short-term borrowings.

         On May 28, 2001, CITGO established an additional $25 million 364-day revolving bank loan facility.

         On May 11, 2001, CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

         As of September 30, 2001, capital resources available to the Company included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $472 million and $66 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time.

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement was extended in April 2001 for one year and is renewable for successive annual terms by mutual agreement. In October 2001, CITGO's current agreement to sell credit card receivables expired and CITGO chose not to renew it.

         The Company is in compliance with its obligations under its debt financing arrangements at September 30, 2001.

NEW ACCOUNTING STANDARDS

      On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition benefit of $13.2 million to net income related to these derivatives.

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

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 are applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangibles with an indefinite life no longer be amortized but instead be periodically reviewed for impairment. The adoption of SFAS No. 142 will not materially impact the Company's financial position or results of operations.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the impact on its financial statements that may result from the adoption of SFAS No. 143.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively; therefore, the adoption of SFAS No. 144 will not impact the Company's financial position or results of operations.

PROPOSED ACCOUNTING CHANGE

      The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2002, and that the effect of expensing existing deferred major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At September 30, 2001, the Company had included turnaround costs of $86 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at September 30, 2001, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives.

                  NON TRADING COMMODITY DERIVATIVES
                OPEN POSITIONS AT SEPTEMBER 30, 2001

                                                                   MATURITY   CONTRACTED       CONTRACT     MARKET
      COMMODITY                        DERIVATIVE                    DATE       VOLUME           VALUE       VALUE
      ---------                        ----------                  --------   ----------       --------     ------
                                                                                                  ($ IN MILLIONS)
                                                                                              --------------------
No Lead Gasoline (1)  Futures Purchased                              2001          740         $   22.8     $ 20.0
                      Futures Sold                                   2001          880         $   24.5     $ 23.8
                      Forward Purchase Contracts                     2001        5,126         $  149.4     $135.5
                      Forward Sale Contracts                         2001        3,856         $  111.6     $100.9

Distillates (1)       Futures Purchased                              2001        1,483         $   45.6     $ 42.1
                      Futures Purchased                              2002        1,184         $   35.7     $ 33.0
                      Futures Purchased                              2003           12         $    0.3     $  0.3
                      Futures Sold                                   2001          959         $   30.5     $ 27.0
                      Futures Sold                                   2002          600         $   18.7     $ 16.8
                      OTC Options Purchased                          2001           10         $     --     $   --
                      OTC Options Sold                               2001           10         $     --     $   --
                      OTC Options Purchased                          2002           30         $     --     $   --
                      OTC Options Sold                               2002           30         $     --     $ (0.1)
                      OTC Swaps (Pay Fixed/Receive Floating)(3)      2001            1         $     --     $   --
                      Forward Purchase Contracts                     2001        1,298         $   38.5     $ 38.0
                      Forward Sale Contracts                         2001        1,321         $   36.7     $ 36.3
                      Forward Sale Contracts                         2002           25         $    0.8     $  0.7

Crude Oil (1)         Futures Purchased                              2001          784         $   21.8     $ 18.4
                      Futures Purchased                              2002          600         $   15.8     $ 14.3
                      Futures Sold                                   2001          240         $    6.9     $  5.6
                      Listed Options Purchased                       2001          394         $     --     $   --
                      Listed Options Sold                            2001          394         $     --     $ (0.3)
                      Forward Purchase Contracts                     2001        4,215         $  114.1     $ 98.6
                      Forward Sale Contracts                         2001        3,711         $  100.5     $ 86.7

Natural Gas (2)       Futures Sold                                   2001           30         $    0.8     $  0.8
                      Futures Sold                                   2002           20         $    0.6     $  0.6
                      OTC Options Purchased                          2001           60         $     --     $ (0.1)
                      OTC Options Sold                               2001           30         $     --     $ (0.5)
                      OTC Options Sold                               2002           11         $     --     $ (0.1)

----------
(1) Thousands of barrels
(2) Ten-thousands of mmbtu
(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

                  NON TRADING COMMODITY DERIVATIVES
                OPEN POSITIONS AT SEPTEMBER 30, 2000

                                                                      MATURITY   NUMBER OF        CONTRACT     MARKET
      COMMODITY                        DERIVATIVE                       DATE     CONTRACTS        VALUE(2)      VALUE
      ---------                        ----------                     --------   ----------       --------     ------
                                                                                                    ($ IN MILLIONS)
                                                                                                  -------------------
No Lead Gasoline (1)     OTC Crack Swaps (Pay Floating/
                            Receive Fixed)(4)                             2000        1200          $  3.7     $  2.5
                         OTC Crack Swaps (Pay Fixed/
                            Receive Floating)(4)                          2000        1200          $  2.7     $  2.5

Heating Oil (1)          Futures Purchased                                2000         299          $ 10.6     $ 11.6
                         Futures Purchased                                2001         702          $ 23.8     $ 25.8
                         Futures Purchased                                2002           8          $  0.3     $  0.3
                         OTC Crack Swap Options Purchased                 2000         100          $   --     $   --
                         OTC Crack Swap Options Sold                      2000         100          $   --     $ (0.2)
                         OTC Swaps (Pay Floating/Receive Fixed)(4)        2000         100          $  4.3     $  3.9
                         OTC Swaps (Pay Fixed/Receive Floating)(4)        2000           9          $  0.2     $  0.3
                         OTC Swaps (Pay Fixed/Receive Floating)(4)        2001           9          $  0.2     $  0.3
                         OTC Crack Swaps (Pay Floating/
                            Receive Fixed)(4)                             2000        3000          $ 21.6     $ 19.6

Natural Gas (3)          Futures Purchased                                2000          10          $  0.5     $  0.5


----------
(1) 1000 barrels per contract
(2) Weighted average price
(3) 10,000 mmbtu per contract
(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At September 30, 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT SEPTEMBER 30, 2001 AND 2000

                                                                               NOTIONAL
                                 EXPIRATION                  FIXED RATE       PRINCIPAL
VARIABLE RATE INDEX                 DATE                        PAID            AMOUNT
-------------------                 ----                        ----            ------
                                                                            ($ IN MILLIONS)
J.J. Kenny                      February 2005                   5.30%              12
J.J. Kenny                      February 2005                   5.27%              15
J.J. Kenny                      February 2005                   5.49%              15
                                                                                 ----
                                                                                 $ 42
                                                                                 ====


         The fair value of the interest rate swap agreements in place at September 30, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT SEPTEMBER 30, 2001

                                                                                     EXPECTED
                                FIXED        AVERAGE FIXED         VARIABLE      AVERAGE VARIABLE
     EXPECTED MATURITIES      RATE DEBT      INTEREST RATE         RATE DEBT       INTEREST RATE
     -------------------      ---------      -------------         ---------     ----------------
                           ($ in millions)                      ($ in millions)
          2001                  $  40           9.11%                $  66             3.44%
          2002                     36           8.78%                   18             3.81%
          2003                     61           8.79%                   85             4.45%
          2004                     31           8.02%                   16             5.14%
          2005                     11           9.30%                   --               --
       Thereafter                 381           7.99%                  465             8.14%
                                -----          -----                 -----            -----
         Total                  $ 560           8.23%                $ 650             6.99%
                                =====          =====                 =====            =====

       Fair Value               $ 592                                $ 650
                                =====                                =====


                                DEBT OBLIGATIONS
                              AT SEPTEMBER 30, 2000

                                                                                     EXPECTED
                                FIXED        AVERAGE FIXED         VARIABLE      AVERAGE VARIABLE
     EXPECTED MATURITIES      RATE DEBT      INTEREST RATE         RATE DEBT       INTEREST RATE
     -------------------      ---------      -------------         ---------     ----------------
                           ($ in millions)                      ($ in millions)
          2000                  $  40           9.11%                $   2             7.60%
          2001                     40           9.11%                    7             7.49%
          2002                     36           8.78%                   --               --
          2003                     61           8.79%                   --               --
          2004                     31           8.02%                   16             8.26%
       Thereafter                 391           8.02%                  465             9.47%
                                -----          -----                 -----            -----
         Total                  $ 599           8.29%                $ 490             9.40%
                                =====          =====                 =====            =====
       Fair Value               $ 589                                $ 490
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



                           CITGO PETROLEUM CORPORATION







      Date: November 13, 2001                 /s/ Larry E. Krieg
                                          ----------------------------------
                                                  Larry E. Krieg
                                          Controller (Chief Accounting Officer)