Form 10-K
period 2001-12-31
CITGO PETROLEUM CORP
filed 2002-03-28
CIK 1011746

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, $1.00 PAR VALUE                           1,000
    -----------------------------                           -----
             (Class)                         (outstanding at February 28, 2002)


================================================================================

CITGO PETROLEUM CORPORATION

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                                    PAGE
                                                                                                                    ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................................................................1

PART I.

Items 1. and 2.  Business and Properties..............................................................................2
Item 3.       Legal Proceedings......................................................................................15
Item 4.       Submission of Matters to a Vote of Security Holders....................................................16

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..................................17
Item 6.       Selected Financial Data................................................................................17
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................................18
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.............................................25
Item 8.       Financial Statements and Supplementary Data............................................................28
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.............................................................................................28

PART III.

Item 10.      Directors and Executive Officers of the Registrant.....................................................28
Item 11.      Executive Compensation.................................................................................28
Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................................28
Item 13.      Certain Relationships and Related Transactions.........................................................29

PART IV.

Item 14.      Exhibits, Financial Statements and Reports on Form 8-K.................................................31

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the captions "Items 1 and 2 - Business and Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" pertaining to capital expenditures and investments related to environmental compliance, strategic planning, purchasing patterns of refined products and capital resources available to CITGO (as defined below) are forward looking statements. In addition, when used in this document, the words "anticipate", "estimate", "prospect" and similar expressions are used to identify forward-looking statements. Those statements are subject to risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in environmental and other regulatory burdens, outcomes of currently contested matters, changes in prices or demand for CITGO products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Those statements are also subject to the risks of increased costs in related technologies and those technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Report. CITGO undertakes no obligation to publicly release any revision to these forward looking statements to reflect events or circumstances after the date of the Report.

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

         CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. CITGO has commenced operations to sell lubricants, gasoline, and distillates in various Latin American markets. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

COMPETITIVE NATURE OF THE PETROLEUM REFINING BUSINESS

         The petroleum refining industry is cyclical and highly volatile, reflecting capital intensity with high fixed and low variable costs. Petroleum industry operations and profitability are influenced by a large number of factors, over some of which individual petroleum refining and marketing companies have little control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, have a significant impact on how companies conduct their operations and formulate their products. Demand for crude oil and its products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play significant parts. Generally, U.S. refiners compete for sales on the basis of price, brand image and, in some areas, product quality.

REFINING

         CITGO's aggregate net interest in rated crude oil refining capacity is 698 thousand barrels per day ("MBPD"). The following table shows the capacity of each U.S. refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 2001.

                            CITGO REFINING CAPACITY

                                                                                       TOTAL         NET
                                                                                       RATED        CITGO
                                                                                       CRUDE      OWNERSHIP
                                                                            CITGO    REFINING    IN REFINING
                                                           OWNER          INTEREST   CAPACITY     CAPACITY
                                                          -------         --------   --------     --------
                                                                             (%)      (MBPD)       (MBPD)
LOCATION
      Lake Charles, LA                                     CITGO             100        320          320
      Corpus Christi, TX                                   CITGO             100        157          157
      Paulsboro, NJ                                        CITGO             100         84           84
      Savannah, GA                                         CITGO             100         28           28
      Houston, TX                                     LYONDELL-CITGO          41        265          109
                                                                                        ---          ---
            Total Rated Refining Capacity as of
               December 31, 2001                                                        854          698
                                                                                        ===          ===

     On January 1, 2002, PDV America, the parent company of CITGO, made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI Midwest, Inc. ("VPHI"). No additional shares of the capital stock of CITGO were issued in connection with the contribution.

     The principal asset of VPHI is a 167 MBPD petroleum refinery owned by its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"), located in Lemont, Illinois. CITGO has operated this refinery and purchased substantially all of its primary output, consisting of transportation fuels and petrochemicals, since 1997. (See Consolidated Financial Statements of CITGO - Notes 2 and 4 in Item 14a).

The following table shows CITGO's aggregate interest in refining capacity, refinery input, and product yield for the three years in the period ended December 31, 2001.

                       CITGO REFINERY PRODUCTION (1) (2)

                                                                YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                      2001                2000               1999
                                                   ----------          ----------         ----------
                                                         (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                698                 691                691
Refinery Input
     Crude oil                                     639      84%        638     82%        607      82%
     Other feedstocks                              122      16%        139     18%        129      18%
                                                 -----    ----        ----   ----        ----    ----
         Total                                     761     100%        777    100%        736     100%
                                                 =====    ====        ====   ====        ====    ====
Product Yield
     Light fuels
         Gasoline                                  307      40%        330     42%        317      43%
         Jet fuel                                   76      10%         78     10%         70       9%
         Diesel/#2 fuel                            148      19%        142     18%        136      18%
     Asphalt                                        44       6%         47      6%         42       6%
     Petrochemicals and industrial products        198      25%        189     24%        179      24%
                                                 -----    ----        ----   ----        ----    ----
         Total                                     773     100%        786    100%        744     100%
                                                 =====    ====        ====   ====        ====    ====

UTILIZATION OF RATED REFINING CAPACITY                      92%                92%                 88%

-----------------
(1)  Includes all of CITGO refinery production, except as otherwise noted.

(2)  Includes 41.25% of the Houston refinery production.

         CITGO produces its light fuels and petrochemicals primarily through its Lake Charles and Corpus Christi refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries. CITGO purchases refined products from its joint venture refinery in Houston.

         Lake Charles, Louisiana Refinery. This refinery has a rated refining capacity of 320 MBPD and is capable of processing large volumes of heavy crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and reformulated gasoline. The Lake Charles refinery has a Solomon Process Complexity Rating of 17.7 (as compared to an average of 13.9 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). The Solomon Process Complexity Rating is an industry measure of a refinery's ability to produce higher value products. A higher Solomon Process Complexity Rating indicates a greater capability to produce such products.

           The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years in the period ended December 31, 2001.

                        LAKE CHARLES REFINERY PRODUCTION

                                                               YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------
                                                     2001               2000                1999
                                                  ----------         ----------          ----------
                                                        (MBPD, EXCEPT AS OTHERWISE INDICATED)

RATED REFINING CAPACITY AT YEAR END                320               320                 320
Refinery Input
     Crude oil                                     317     90%       319      87%        298      89%
     Other feedstocks                               37     10%        48      13%         36      11%
                                                  ----   ----       ----    ----        ----    ----
          Total                                    354    100%       367     100%        334     100%
                                                  ====   ====       ====    ====        ====    ====
Product Yield
     Light fuels
          Gasoline                                 175     48%       187      50%        171      50%
          Jet fuel                                  67     19%        70      19%         63      18%
          Diesel/#2 fuel                            62     17%        58      15%         53      16%
     Petrochemicals and industrial products         57     16%        59      16%         54      16%
                                                  ----   ----       ----    ----        ----    ----
          Total                                    361    100%       374     100%        341     100%
                                                  ====   ====       ====    ====        ====    ====

UTILIZATION OF RATED REFINING CAPACITY                     99%               100%                 93%

         Approximately 40%, 42% and 33% of the total crude runs at the Lake Charles refinery, in the years 2001, 2000 and 1999, respectively, consisted of crude oil with an average API gravity of 24 degrees or less. (See "Items 1. and 2. Business and Properties--Crude Oil and Refined Product Purchases").

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

          On January 1, 2002, CITGO acquired Conoco's 35 percent interest in Cit-Con. CITGO plans to continue to operate this facility solely for its own account.

         Corpus Christi, Texas Refinery. The Corpus Christi refinery processes heavy crude oil into a flexible slate of refined products, and has a Solomon Process Complexity Rating of 16.3 (as compared to an average 13.9 for U.S. refineries in the most recently available Solomon Associates, Inc. survey). This refinery complex consists of the East and West Plants, located within five miles of each other.

         The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years in the period ended December 31, 2001.

                       CORPUS CHRISTI REFINERY PRODUCTION

                                                                YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                       2001              2000               1999
                                                    ----------        ----------         ----------
                                                         (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CAPACITY AT YEAR END                157                150                150
Refinery Input
     Crude oil                                     154      71%       149      70%       148      70%
     Other feedstocks                               63      29%        65      30%        62      30%
                                                   ---     ---        ---     ---        ---     ---
          Total                                    217     100%       214     100%       210     100%
                                                   ===     ===        ===     ===        ===     ===

Product Yield
     Light fuels
          Gasoline                                  90      42%        95      46%        96      46%
          Diesel/#2 fuel                            57      26%        58      27%        55      27%
     Petrochemicals and industrial products         69      32%        58      27%        56      27%
                                                   ---     ---        ---     ---        ---     ---
          Total                                    216     100%       211     100%       207     100%
                                                   ===     ===        ===     ===        ===     ===
UTILIZATION OF RATED REFINING CAPACITY                      98%                99%                99%

         Corpus Christi crude runs during 2001, 2000 and 1999 consisted of 81%, 79% and 81%, respectively, heavy sour Venezuelan crude. The average API gravity of the composite crude slate run at the Corpus Christi refinery is approximately 24 degrees. (See "Items 1. and 2. Business and Properties--Crude Oil and Refined Product Purchases"). Crude oil supplies are delivered directly to the Corpus Christi refinery through the Port of Corpus Christi.

         CITGO operates the West Plant under a sublease agreement (the "Sublease") from Union Pacific Corporation ("Union Pacific"). The basic term of the Sublease ends on January 1, 2004, but CITGO may renew the Sublease for successive renewal terms through January 31, 2011. CITGO has the right to purchase the West Plant from Union Pacific at the end of the basic term, the end of any renewal term, or on January 31, 2011 at a nominal price. (See Consolidated Financial Statements of CITGO - Note 14 in Item 14a).

         The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, and aromatics (including benzene, toluene and xylene).

          LYONDELL-CITGO Refining LP. Subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") are partners in LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), which owns and operates a 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 2001, CITGO's investment in LYONDELL-CITGO was $508 million. In addition, at December 31, 2001, CITGO held notes receivable from LYONDELL-CITGO of $35 million. (See Consolidated Financial Statements of CITGO -- Note 3 in Item 14a). A substantial amount of the crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply agreement that expires in the year 2017.

         In April 1998, PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. On October 1, 2000, the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had again declared force majeure under the contract described above. As of December 31, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure. On January 22, 2002, PDVSA notified LYONDELL-CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and that force majeure will be in effect until at least June 2002. If PDVSA reduces its delivery of crude oil under these crude oil supply agreements, LYONDELL-CITGO will be required to obtain alternative sources of crude oil which may result in reduced operating margins. The effect of this declaration on LYONDELL-CITGO's crude oil supply and the duration of this situation are not known at this time. (See Consolidated Financial Statements of CITGO -- Notes 3 and 4 in Item 14a).

         Lemont, Illinois Refinery. As described above, on January 1, 2002, PDV America, the parent company of CITGO, made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI. The principal asset of VPHI is a petroleum refinery owned by its wholly owned subsidiary, PDVMR, located in Lemont, Illinois. The Lemont refinery processes heavy crude oil into a flexible slate of refined products, and has a Solomon Process Complexity Rating of 11.7 (as compared to an average 13.9 for U.S. refineries in the most recently available Solomon Associates, Inc. survey).

         On August 14, 2001, a fire occurred at the crude oil distillation unit of the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit is expected to be operational in April 2002. Operations have resumed by using purchased feedstocks for processing units downstream from the crude unit. PDVMR has insurance coverage for this type of an event and has submitted a notice of loss to its insurance carriers related to the fire, including a claim under its business interruption coverage. (See Consolidated Financial Statements of CITGO - Note 18 in Item 14a).

CRUDE OIL AND REFINED PRODUCT PURCHASES

         CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including a number of affiliated companies. (See "Item 13. Certain Relationships and Related Transactions").

         Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years in the period ended December 31, 2001:

                            CITGO CRUDE OIL PURCHASES

                    LAKE CHARLES, LA         CORPUS CHRISTI, TX           PAULSBORO, NJ             SAVANNAH, GA
                 ----------------------     ---------------------     ---------------------    ----------------------
                   2001   2000    1999       2001   2000    1999       2001   2000    1999      2001    2000    1999
                 ------- ------  ------     ------ ------  ------     ------ ------  ------    ------  ------  ------
                         (MBPD)                    (MBPD)                    (MBPD)                    (MBPD)
SUPPLIERS
PDVSA               136    104     104        138    143     118        42     47      42        22      22      19
Other sources       185    214     196         10      8      29         -      -       -         -       -       -
                   ----   ----    ----       ----   ----    ----       ---    ---     ---       ---     ---     ---
     Total          321    318     300        148    151     147        42     47      42        22      22      19
                   ====   ====    ====       ====   ====    ====       ===    ===     ===       ===     ===     ===

         CITGO's largest single supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 2001.

                   CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                         VOLUMES OF
                                                      CRUDE OIL PURCHASED
                               CONTRACT CRUDE          FOR THE YEAR ENDED
                                 OIL VOLUME               DECEMBER 31,        CONTRACT
                            --------------------     ---------------------   EXPIRATION
                            BASE  INCREMENTAL(1)      2001   2000    1999       DATE
                            ----  --------------     ------ ------  ------   ----------
                                 (MBPD)                     (MBPD)             (YEAR)
LOCATION
Lake Charles, LA (2)        120       50              117    110     101       2006
Corpus Christi, TX (2)      130        -              126    118     108       2012
Paulsboro, NJ (2)            30        -               26     28      22       2010
Savannah, GA (2)             12        -               12     12      11       2013

-------------------
(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.

(2) Volumes purchased as shown on this table do not equal purchases from PDVSA (shown in the previous table) as a result of transfers between refineries of contract crude purchases included here and spot purchases from PDVSA which are included in the previous table.

         These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO for a fixed period, usually 20 to 25 years. The supply agreements differ somewhat for each entity and each CITGO refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced for each particular grade of crude oil or feedstock, less (i) certain deemed refining costs; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by CITGO under the various supply agreements will vary depending on, among other things, the efficiency with which CITGO conducts its operations during such period.

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

         On February 9, 2001, PDVSA notified CITGO that, effective February 1, 2001, it had declared force majeure under the four contracts described above. During 2001, PDVSA deliveries of crude oil to CITGO were slightly less than contractual base volumes due to this declaration of force majeure. Therefore, the Company was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On January 22, 2002, PDVSA notified CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and PDVSA indicated that force majeure will be in effect until at least June 2002. If PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO will be required to obtain alternative sources of crude oil which may result in reduced operating margins. The effect of this declaration on CITGO's crude oil supply and the duration of this situation are not known at this time.

         These contracts also contain provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements and oblige the supplier to pay CITGO the deemed margin under that contract for each barrel of reduced crude oil and feedstocks. During the second half of 1999 and throughout 2000 and 2001, PDVSA did not deliver naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof.

         CITGO purchases sweet crude oil under long-standing relationships with numerous producers.

         Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles and Corpus Christi refineries in order to meet demand of CITGO's marketing network. The following table shows CITGO's purchases of refined products for the three years in the period ended December 31, 2001.

                        CITGO REFINED PRODUCT PURCHASES

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                2001          2000         1999
                                               ------        ------       ------
                                                             (MBPD)
LIGHT FUELS
     Gasoline                                     708           705          691
     Jet fuel                                      74            82           77
     Diesel/ #2 fuel                              291           306          279
                                                -----         -----        -----
        Total                                   1,073         1,093        1,047
                                                =====         =====        =====


         As of December 31, 2001, CITGO purchased substantially all of the gasoline, diesel/ #2 fuel, and jet fuel produced at the LYONDELL-CITGO refinery under a contract which extends through the year 2017. LYONDELL-CITGO was a major supplier in 2001 providing CITGO with 101 MBPD of gasoline, 69 MBPD of diesel/#2 fuel, and 20 MBPD of jet fuel. See "--Refining--LYONDELL-CITGO".

         As of May 1, 1997, CITGO began purchasing substantially all of the refined products produced at the Lemont refinery. During the period ended December 31, 2001, the Lemont refinery provided CITGO with 68 MBPD of gasoline and 27 MBPD of diesel/#2 fuel.

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA, L.L.C. ("HOVENSA"), a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands. Under the related product sales agreement, CITGO acquired approximately 106 MBPD of refined products from the refinery during 2001, approximately one-half of which was gasoline.

MARKETING

         CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenues and volumes of each of these product categories for the three years in the period ended December 31, 2001.

                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES

                                                 YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                             -------------------------------     ------------------------------
                                               2001        2000       1999         2001        2000       1999
                                             --------    --------   --------     --------    --------   -------
                                                     ($ IN MILLIONS)                      (MM GALLONS)
LIGHT FUELS
    Gasoline                                 $ 11,316     $12,447    $ 7,691      13,585      13,648     13,115
    Jet fuel                                    1,660       2,065      1,129       2,190       2,367      2,198
    Diesel / #2 fuel                            3,984       4,750      2,501       5,429       5,565      5,057
ASPHALT                                           502         546        338         946         812        753
PETROCHEMICALS AND INDUSTRIAL PRODUCTS          1,510       1,740      1,024       2,308       2,153      2,063
LUBRICANTS AND WAXES                              536         552        482         240         279        285
                                             --------     -------    -------      ------      ------     ------
      Total                                  $ 19,508     $22,100    $13,165      24,698      24,824     23,471
                                             ========     =======    =======      ======      ======     ======

         Light Fuels. Gasoline sales accounted for 58% of CITGO's refined product sales in 2001, 56% in 2000, and 58% in 1999. CITGO markets CITGO branded gasoline through 13,397 independently owned and operated CITGO branded retail outlets (including 11,204 branded retail outlets owned and operated by approximately 783 independent marketers and 2,193 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles and Corpus Christi refineries was only equivalent to approximately 44%, 48% and 45% of the volume of CITGO branded gasoline sold in 2001, 2000 and 1999, respectively. See "--Crude Oil and Refined Product Purchases -- Refined Product Purchases".

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

         CITGO markets jet fuel directly to airline customers at 24 airports, including such major hub cities as Atlanta, Chicago, Dallas/Fort Worth, New York and Miami.

         CITGO's delivery of light fuels to its customers is accomplished in part through 48 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 37 are wholly-owned by CITGO and 11 are jointly owned. Twelve of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. In addition, CITGO operates and delivers refined products from seven terminals owned by PDVMR in the Midwest. Refined product terminals owned or operated by CITGO provide a total storage capacity of approximately 22 million barrels. Also, CITGO has active exchange relationships with over 300 other refined product terminals, providing flexibility and timely response capability to meet distribution needs.

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

         Asphalt. CITGO asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States for use in the construction and resurfacing of roadways. CITGO delivers asphalt through three wholly-owned terminals and twenty-three leased terminals. Demand for asphalt in the Northeast peaks in the summer months.

         Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

INTERNATIONAL OPERATIONS

         CITGO, through its wholly-owned subsidiary, CITGO International Latin America, Inc. ("CILA"), is introducing the PDVSA and CITGO brands into various Latin American markets which will include wholesale and retail sales of lubricants, gasoline and distillates. Initial operations are underway in Puerto Rico and Ecuador.

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

EMPLOYEES

         CITGO and its subsidiaries have a total of approximately 4,300 employees, approximately 1,600 of whom are covered by union contracts. Most of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant plant and various refined product terminals.

ENVIRONMENT AND SAFETY

         Environment

          The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulphur diesel fuel which has necessitated additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. Also, regulatory interpretations by the U.S. Environmental Protection Agency regarding "modifications" to refinery equipment under the "New Source Review" ("NSR") provisions of the Clean Air Act have created uncertainty about the extent to which additional capital and operating expenditures will be required.

         In addition, CITGO is subject to various other federal, state and local environmental laws and regulations which may require CITGO to take additional compliance actions and also actions to remediate the effects on the environment of prior disposal or release of petroleum, hazardous substances and other waste and/or pay for natural resource damages. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs. Also, numerous other factors affect the Company's plans with respect to environmental compliance and related expenditures. See "Factors Affecting Forward Looking Statements".

         CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. CITGO believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of probable and estimable liabilities and obligations. However, there can be no assurance that the actual amounts required to discharge alleged liabilities and obligations and to comply with applicable laws and regulations will not exceed amounts provided for or will not have a material adverse affect on its consolidated results of operations, financial condition and cash flows.

         In 1992, the Company reached an agreement with the Louisiana Department of Environmental Quality to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to a state agency revising the 1993 closure plan. In 1998 and 2000, the Company submitted further revisions as requested by the Louisiana Department. A ruling on the proposal, as amended, is expected in 2002 with final closure to begin later in 2002.

         The Texas Natural Resources Conservation Commission conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. The Texas Commission issued Notices of Violation ("NOV") related to each of the reviews and has proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. The first NOV was issued in January 1999 and the second NOV was issued in December 1999. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. The Company is currently engaged in settlement discussions, but is prepared to contest the alleged violations and proposed fines if a reasonable settlement cannot be reached.

         In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS, subsequent remedial actions and natural resource damages. CITGO disagrees with the U.S. EPA's allegations and intends to contest this matter.

      In October 1999, the Louisiana Department of Environmental Quality issued the Company a NOV and Potential Penalty alleging violation of the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. The Company is in settlement discussions and anticipates resolving this matter in the near future.

      In January and July 2001, CITGO received NOVs from the U.S. EPA alleging violations of the Clean Air Act. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits under the New Source Review provisions of the Clean Air Act. The NOVs to CITGO followed inspections and formal Information Requests regarding the Company's Lake Charles, Louisiana and Corpus Christi, Texas refineries and the Lemont, Illinois refinery operated by CITGO. At the U.S. EPA's request, the Company is engaged in settlement discussions, but is prepared to contest the NOVs if settlement discussions fail. If the Company settles or is found to have violated the provisions cited in the NOVs, it would be subject to possible penalties and significant capital expenditures for installation or upgrading of pollution control equipment or technologies.

      In June 1999, a NOV was issued by the U.S. EPA alleging violations of the NESHAPS regulations covering benzene emissions from wastewater treatment operations at the Lemont, Illinois refinery operated by CITGO. CITGO is in settlement discussions with the U.S. EPA. The Company believes this matter will be consolidated with the matters described in the previous paragraph.

      In 1992, an agreement was reached between the Company and a former owner concerning a number of environmental issues which provides, in part, that the former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

      Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, closed refineries, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

      Increasingly stringent environmental regulatory provisions and obligations periodically require additional capital expenditures. During 2001, CITGO spent approximately $26 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $1.2 billion for environmental and regulatory capital projects over the five-year period 2002-2006, which includes capital expenditures relating to the Lemont refinery of approximately $480 million. These estimates may vary due to a variety of factors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

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

         In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. A trial of the claims of approximately 20 plaintiffs is scheduled for April 2002. Approximately 1,300 claims have been resolved for immaterial amounts.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties as a result of alleged air, soil and groundwater contamination. CITGO has purchased 275 adjacent properties included in the lawsuit and settled those related property damage claims. Over CITGO's objections, the trial court has recently ruled that an agreement by CITGO that purported to provide for settlement of the remaining property damage claims for $5 million payable by it is enforceable. CITGO will appeal this decision.

      A lawsuit alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was brought by persons who claim that exposure to refinery hydrocarbon emissions caused various forms of illness. The lawsuit is scheduled for trial in September 2002.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not publicly traded. All of the Company's common stock is held by PDV America. In 2001, CITGO declared and paid dividends of $373 million.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical consolidated financial and operating data of CITGO as of the end of and for each of the five years in the period ended December 31, 2001. The following table should be read in conjunction with the consolidated financial statements of CITGO as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, included in "Item 8. Financial Statements and Supplementary Data".

                                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                 ----------    ----------    ----------    ----------    ----------
                                                                       (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
    Sales                                         $ 19,621      $ 22,151      $ 13,317      $ 10,912      $ 13,591
    Equity in earnings of affiliates                   109            59            21            77            64
    Net revenues                                    19,735        22,194        13,322        10,981        13,645
    Net income                                         317           232           146           194           207
    Other comprehensive income (loss)                   (1)            1            (3)            -             -
    Comprehensive income                               316           233           143           194           207
Ratio of Earnings to Fixed Charges (1)                6.59  x       5.04  x       3.47  x       3.92  x       3.21  x
BALANCE SHEET DATA
    Total assets                                  $  5,810      $  5,998      $  5,907      $  5,254      $  5,412
    Long-term debt (excluding current portion)(2)    1,331         1,067         1,478         1,361         1,275
    Total debt (3)                                   1,427         1,179         1,557         1,460         1,386
    Shareholder's equity                             1,918         1,975         1,964         1,846         2,081

________________

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

         Petroleum refining industry operations and profitability are influenced by a large number of factors, some of which individual petroleum refining and marketing companies cannot control. Governmental regulations and policies, particularly in the areas of taxation, energy and the environment (as to which, see "ITEMS 1. and 2. Business and Properties - Environment and Safety"), have a significant impact on petroleum activities, regulating how companies conduct their operations and formulate their products. Demand for crude oil and refined products is largely driven by the condition of local and worldwide economies, although weather patterns and taxation relative to other energy sources also play a significant part. CITGO's consolidated operating results are affected by these industry-specific factors and by company-specific factors, such as the success of marketing programs and refinery operations.

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

         CITGO purchases a significant amount of its crude oil requirements from PDVSA under long-term supply agreements (expiring in the years 2006 through 2013). This supply represented approximately 53% of the crude oil processed in refineries operated by CITGO in the year ended December 31, 2001. These crude supply agreements contain force majeure provisions which entitle the supplier to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. For the year 2001, PDVSA deliveries of crude oil to CITGO were slightly less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, the Company was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On January 22, 2002, PDVSA notified CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and PDVSA indicated that force majeure will be in effect until at least June 2002. If PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO will be required to obtain alternative sources of crude oil which may result in reduced operating margins. The effect of this declaration on CITGO's crude oil supply and the duration of this situation are not known at this time. (See Items 1. and 2. Business and Properties -- Crude Oil and Refined Product Purchases).

         CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of the factors described above, the earnings and cash flows of CITGO may experience substantial fluctuations. Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 2001.

         The cost and available coverage level of property and business interruption insurance to the Company is driven, in part, by company specific and industry factors. It is also affected by national and international events. The present environment for CITGO is one characterized by increased cost of coverage, higher deductibles, and some restrictions in coverage terms. This has the potential effect of lower profitability in the near term.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities. The following areas are those that management believes are important to the financial statements and which require significant judgment and estimation because of inherent uncertainty.

     Environmental Expenditures. The costs to comply with environmental regulations are significant. Environmental expenditures incurred currently that relate to present or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. The Company constantly monitors its compliance with environmental regulations and responds promptly to issues raised by regulatory agencies. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available.

         Commodity and Interest Rate Derivatives. The Company enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory purchase and product sale exposure to market risk. In the normal course of business, the Company also enters into certain petroleum commodity forward purchase and sale contracts, which qualify as derivatives. The Company also enters into various interest rate swap agreements to manage its risk related to interest rate changes on its debt. Effective January 1, 2001, fair values of derivatives are recorded in other current assets or other current liabilities, as applicable, and changes in the fair value of derivatives not designated in hedging relationships are recorded in income. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. CITGO will continue to review its accounting treatment of derivatives and may elect hedge accounting under certain circumstances in the future.

         Litigation and Injury Claims. Various lawsuits and claims arising in the ordinary course of business are pending against the Company. The status of these lawsuits and claims are continually reviewed by external and internal legal counsel. These reviews provide the basis for which the Company determines whether or not to record accruals for potential losses. Accruals for losses are recorded when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to the Company, and in amounts greater than the Company's accruals, then such determinations could have a material adverse effect on the Company's results of operations in a given reporting period.

         Health Care Costs. The cost of providing health care to current employees and retired employees continues to increase at a significant rate. Historically, CITGO has absorbed the majority of these cost increases which reduce profitability and increase the Company's liability. There is no indication that the trend in health care costs will be reversed in future periods. The Company's liability for such health care costs is based on actuarial calculations that could be subject to significant revision as the underlying assumptions regarding future health care costs and interest rates change.

         The following table summarizes the sources of CITGO's sales revenues and volumes.

                        CITGO SALES REVENUES AND VOLUMES

                                                YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                           ----------------------------------       --------------------------------
                                            2001          2000         1999          2001         2000         1999
                                           --------     --------     --------       ------       ------       ------
                                                    ($ IN MILLIONS)                         (MM GALLONS)
Gasoline                                   $ 11,316     $ 12,447     $  7,691       13,585       13,648       13,115
Jet fuel                                      1,660        2,065        1,129        2,190        2,367        2,198
Diesel / #2 fuel                              3,984        4,750        2,501        5,429        5,565        5,057
Asphalt                                         502          546          338          946          812          753
Petrochemicals and industrial products        1,510        1,740        1,024        2,308        2,153        2,063
Lubricants and waxes                            536          552          482          240          279          285
                                           --------     --------     --------       ------       ------       ------
          Total refined product sales      $ 19,508     $ 22,100     $ 13,165       24,698       24,824       23,471
Other sales                                     113           51          152            -            -            -
                                           --------     --------     --------       ------       ------       ------
          Total sales                      $ 19,621     $ 22,151     $ 13,317       24,698       24,824       23,471
                                           ========     ========     ========       ======       ======       ======

         The following table summarizes CITGO's cost of sales and operating expenses.

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                           YEAR ENDED DECEMBER 31,
                                                                      2001          2000          1999
                                                                     -------       -------       -------
                                                                               ($ IN MILLIONS)
     Crude oil                                                       $ 4,112       $ 5,256       $ 2,855
     Refined products                                                 11,749        13,360         7,828
     Intermediate feedstocks                                           1,197         1,397           883
     Refining and manufacturing costs                                    929           884           816
     Other operating costs and expenses and inventory changes            926           624           415
                                                                     -------       -------       -------
            Total cost of sales and operating expenses               $18,913       $21,521       $12,797
                                                                     =======       =======       =======

RESULTS OF OPERATIONS -- 2001 COMPARED TO 2000

         Sales revenues and volumes. Sales decreased $2.5 billion, representing an 11% decrease from 2000 to 2001. This was due to a decrease in average sales price of 11% and a decrease in sales volume of 1%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by approximately $50 million, or 85% from $59 million in 2000 to $109 million in 2001. The increase was primarily due to the change in the earnings of LYONDELL-CITGO, CITGO's share of which increased $33 million, from $41 million in 2000 to $74 million in 2001. LYONDELL-CITGO's increased earnings in 2001 are primarily due to higher refining margins offset by the impact of lower crude processing rates due to an unplanned production unit outage and a major turnaround, and higher natural gas costs in the first quarter of 2001. The earnings for 2000 were impacted by a major planned turnaround which occurred during the second quarter of 2000.

         Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $2.6 billion, or 12%, from 2000 to 2001. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 62% of cost of sales for the years 2001 and 2000. These refined product purchases included purchases from LYONDELL-CITGO, PDVMR, and HOVENSA. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         As a result of purchases of crude oil supplies from alternate sources due to the supplier's invocation of the force majeure provisions in its crude oil supply contracts, CITGO estimates that its cost of crude oil purchased in 2001 increased by $6 million from what would have otherwise been the case.

         Gross margin. The gross margin for 2001 was $709 million, or 3.6% of net sales, compared to $630 million, or 2.8% of net sales, for 2000. The gross margin increased from 2.5 cents per gallon in 2000 to 2.9 cents per gallon in 2001 as a result of general market conditions.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $59 million, or 29% in 2001, primarily as a result of an increase in incentive compensation, promotion expenses, and the start-up expenses related to an international operation in 2001.

         Interest Expense. Interest expense decreased $14 million, or 17% in 2001, primarily due to lower interest rates and lower average debt outstanding during 2001.

         Income taxes. CITGO's provision for income taxes in 2001 was $172 million, representing an effective tax rate of 36%. In 2000, CITGO's provision for income taxes was $139 million, representing an effective tax rate of 37%.

RESULTS OF OPERATIONS -- 2000 COMPARED TO 1999

         Sales revenues and volumes. Sales increased $8.8 billion, representing a 66% increase from 1999 to 2000. This was due to an increase in average sales price of 57% and an increase in sales volume of 6%. (See CITGO Sales Revenues and Volumes table above.)

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

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $8.7 billion, or 68%, from 1999 to 2000. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 62% and 61% of cost of sales for the years 2000 and 1999, respectively. These refined product purchases included purchases from LYONDELL-CITGO, PDVMR and HOVENSA. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. See also "Factors Affecting Forward Looking Statements".

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

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 2001, CITGO's net cash provided by operating activities totaled approximately $438 million, primarily reflecting $317 million of net income, $248 million of depreciation and amortization and the net effect of other items of $(127) million. The more significant changes in other items included the decrease in accounts receivable, including receivables from affiliates, of approximately $355 million and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $494 million. The average price per gallon of refined products sold declined by approximately $0.30 between December 2000 and December 2001. This decline is the primary reason for the decrease in accounts receivable. The average price per barrel of crude oil purchased declined by approximately $9.20 between December 2000 and December 2001. In the same time period, the average price per gallon of refined products purchased declined by approximately 29 cents. The price declines are the primary reason for the decrease in accounts payable.

         Net cash used in investing activities in 2001 totaled $227 million consisting primarily of capital expenditures of $186 million and investments in LYONDELL-CITGO of $32 million.

         During the same period, consolidated net cash used by financing activities totaled approximately $125 million resulting primarily from net borrowings of $359 million on revolving bank loans, dividend payments in the amount of $373 million, net repayments of other debt totaling $84 million, and capital lease payments of $27 million.

         CITGO currently estimates that its capital expenditures for the years 2002 through 2006 will total approximately $2.5 billion, which includes capital expenditures relating to the Lemont refinery of approximately $550 million. These include:

      CITGO ESTIMATED CAPITAL EXPENDITURES - 2002 THROUGH 2006 (1)

     Strategic                                             $   777 million
     Maintenance                                               525 million
     Regulatory / Environmental                              1,154 million
                                                           ---------------
          Total                                            $ 2,456 million
                                                           ===============

--------------
(1) These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements".

         As of December 31, 2001, the Company and its subsidiaries had an aggregate of $1.4 billion of indebtedness outstanding that matures on various dates through the year 2029. As of December 31, 2001, the Company's contractual commitments to make principal payments on this indebtedness were $76 million, $381 million and $47 million for 2002, 2003 and 2004, respectively. The Company's bank credit facilities consist of a $400 million, five year, revolving bank loan, a $150 million, 364-day, revolving bank loan, and a $25 million, 364-day, revolving bank loan, all of which are unsecured and have various borrowing maturities. At December 31, 2001, $360 million was outstanding under these credit agreements. The Company's other principal indebtedness consists of (i) $200 million in senior notes issued in 1996, (ii) $260 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $57 million in private placement senior notes issued in 1991, (iv) $338 million in obligations related to tax exempt bonds issued by various governmental units, and (v) $146 million in obligations related to taxable bonds issued by various governmental units. (See Consolidated Financial Statements of CITGO -- Note 9 and 10 in Item 14a.)

         The following table summarizes future payments for CITGO's contractual obligations at December 31, 2001.

                                           Contractual Obligations
                                             At December 31, 2001

                                                  Less than  Year      Year     After 5
                                         Total      1 Year    2-3       4-5      Years
                                        -------   --------- -------   -------   -------
                                                        ($ in millions)

Long-Term Debt                          $ 1,360   $    76   $   428   $   263   $   593
Capital Lease Obligations                    67        20        25         6        16
Operating Leases                            170        47        65        40        18
                                        -------   -------   -------   -------   -------
Total Contractual Cash Obligations      $ 1,597   $   143   $   518   $   309   $   627
                                        =======   =======   =======   =======   =======


(See Consolidated Financial Statements of CITGO--Notes 10 and 14 in Item 14a).


         The following table summarizes CITGO's contingent commitments at December 31, 2001.

                                          Other Commercial Commitments
                                             At December 31, 2001


                                                               Expiration
                                                   ---------------------------------------
                                         Total
                                         Amounts   Less than     Year      Year     Over 5
                                        Committed    1 Year       2-3       4-5      Years
                                        ---------  ---------   -------   -------   -------
                                                        ($ in millions)

Letters of Credit(1)                    $    18    $    18     $    -    $    -    $     -
Guarantees                                  134         63         66         4          1
Surety Bonds                                 73         56         14         3          -
                                        -------    -------     -------   -------   -------
Total Commercial Commitments            $   225    $   137     $    80   $    7    $     1
                                        =======    =======     =======   =======   =======

(1) The Company has outstanding letters of credit totaling approximately
    $515 million, which includes $497 million related to the Company's tax-exempt and taxable revenue bonds included in Long-Term Debt in the table of contractual obligations above.

(See Consolidated Financial Statements of CITGO--Notes 10 and 14 in Item 14a).

         As of December 31, 2001, capital resources available to CITGO included cash provided by operations, available borrowing capacity of $135 million under CITGO's revolving credit facility and $190 million in unused availability under uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO believes that it has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time. See "Factors Affecting Forward Looking Statements".

         CITGO's debt instruments impose restrictions on CITGO's ability to incur additional debt, place liens on property, sell or acquire fixed assets, and make restricted payments, including dividends.

         As of December 31, 2001, CITGO's senior unsecured debt rating, as assessed by the three major credit rating agencies, were as follows:

                         Fitch               BBB
                         Moody's             Baa2
                         Standard & Poor's   BB

CITGO's debt instruments do not contain any provisions which trigger acceleration of payment or decreases in available borrowing capacity as a result of changes in credit ratings.

         CITGO is a member of the PDV Holding consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV Holding, which is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. (See Consolidated Financial Statements of CITGO -- Note 1 and Note 4 in Item 14a).

IMPENDING ACCOUNTING CHANGES

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") which addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling of interest method is no longer permitted. The adoption of SFAS No. 141 did not impact the Company's financial position or results of operations.

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

         The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for years beginning after June 15, 2002, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At December 31, 2001, the Company had included turnaround costs of $98 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at December 31, 2001, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. At December 31, 2001, none of the Company's commodity derivatives were accounted for as hedges.


                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2001

                                                                   MATURITY     NUMBER OF     CONTRACT      MARKET
     COMMODITY                      DERIVATIVE                       DATE       CONTRACTS       VALUE      VALUE(4)
     ---------                      ----------                     --------     ---------     --------     --------
                                                                                                 ($ in millions)
                                                                                              ---------------------
No Lead Gasoline (1)     Futures Purchased                           2002            994        $ 25.4      $ 25.0
                         Futures Sold                                2002            332        $  8.3      $  8.1
                         Forward Purchase Contracts                  2002          4,095        $ 95.8      $ 94.0
                         Forward Sale Contracts                      2002          3,148        $ 71.2      $ 73.2

Distillates (1)          Futures Purchased                           2002          1,483        $ 43.4      $ 34.6
                         Futures Purchased                           2003             94        $  2.4      $  2.3
                         Futures Sold                                2002            943        $ 25.3      $ 21.8
                         OTC Options Purchased                       2002             30        $  -        $  -
                         OTC Options Sold                            2002             30        $ (0.1)     $ (0.1)
                         Forward Purchase Contracts                  2002          1,123        $ 25.2      $ 24.9
                         Forward Sale Contracts                      2002          2,536        $ 56.3      $ 56.4

Crude Oil (1)            Futures Purchased                           2002            517        $ 12.6      $ 10.4
                         Futures Sold                                2002            649        $ 12.7      $ 12.9
                         OTC Swaps (Pay Float/Receive Fixed)(3)      2002              2        $  -        $  0.3
                         OTC Swaps (Pay Fixed/Receive Float)(3)      2002              1        $  -        $  -
                         Forward Purchase Contracts                  2002          6,651        $127.5      $132.4
                         Forward Sale Contracts                      2002          6,261        $123.5      $124.5

Natural Gas (2)          Futures Sold                                2002             55        $  1.6      $  1.4
                         OTC Options Sold                            2002             20        $  -        $ (0.1)

--------------
(1)  Thousands of barrels
(2)  Ten-thousands of mmbtu
(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.
(4)  Based on actively quoted prices.

                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2000

                                                                   MATURITY     NUMBER OF     CONTRACT      MARKET
     COMMODITY                      DERIVATIVE                       DATE       CONTRACTS       VALUE      VALUE(3)
     ---------                      ----------                     --------     ---------     --------     --------
                                                                                                 ($ in millions)
                                                                                              ---------------------
No Lead Gasoline (1)     Futures Purchased                           2001             25        $  0.8      $  0.8

Heating Oil (1)          Futures Purchased                           2001          1,533        $ 53.9      $ 55.6
                         Futures Purchased                           2002             16        $  0.5      $  0.5
                         Futures Sold                                2001            579        $ 21.2      $ 21.7
                         OTC Swaps (Pay Fixed/Receive Float)(2)      2001              9        $  -        $  0.1
                         OTC Swaps (Pay Float/Receive Fixed)(2)      2001            500        $  -        $ (0.5)

Crude Oil (1)            Futures Purchased                           2001            579        $ 15.9      $ 15.5
                         Futures Sold                                2001            800        $ 23.4      $ 21.4
--------------
(1)  1,000 barrels per contract

(2)  Floating price based on market index designated in contract; fixed price agreed upon at date of contract

(3)  Based on actively quoted prices.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At December 31, 2001 and 2000, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT DECEMBER 31, 2001 AND 2000

                                                                 NOTIONAL
                                                  FIXED          PRINCIPAL
VARIABLE RATE INDEX      EXPIRATION DATE        RATE PAID         AMOUNT
-------------------      ---------------        ---------        ---------
                                                              ($ in millions)
   J.J. Kenny              February 2005          5.30%            $ 12
   J.J. Kenny              February 2005          5.27%              15
   J.J. Kenny              February 2005          5.49%              15
                                                                   ----
                                                                   $ 42
                                                                   ====

         The fair value of the interest rate swap agreements in place at December 31, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was an unrealized loss of $2.8 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2001

                                                                     EXPECTED
  EXPECTED         FIXED        AVERAGE FIXED      VARIABLE     AVERAGE VARIABLE
 MATURITIES      RATE DEBT      INTEREST RATE      RATE DEBT      INTEREST RATE
 ----------      ---------      -------------      ---------    ----------------
              ($ in millions)                   ($ in millions)
    2002           $ 36              8.78%            $ 39            3.45%
    2003             61              8.79%             320            4.64%
    2004             31              8.02%              16            5.72%
    2005             11              9.30%               -              -
    2006            251              8.06%               -              -
 Thereafter         130              7.85%             465            8.50%
                   ----              ----             ----            ----
    Total          $520              8.17%            $840            6.74%
                   ====              ====             ====            ====
 Fair Value        $532                               $840
                   ====                               ====


                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2000

                                                                     EXPECTED
  EXPECTED         FIXED        AVERAGE FIXED      VARIABLE     AVERAGE VARIABLE
 MATURITIES      RATE DEBT      INTEREST RATE      RATE DEBT      INTEREST RATE
 ----------      ---------      -------------      ---------    ----------------
              ($ in millions)                   ($ in millions)
    2001           $ 40              9.11%            $ 44            6.79%
    2002             36              8.78%               -              -
    2003             61              8.79%               -              -
    2004             31              8.02%              16            7.36%
    2005             11              9.30%               -              -
 Thereafter         380              7.99%             465            8.86%
                   ----              ----             ----            ----
    Total          $559              8.23%            $525            8.64%
                   ====              ====             ====            ====
 Fair Value        $552                               $525
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 10 of Form 10-K relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c).

ITEM 11.  EXECUTIVE COMPENSATION

         The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CITGO has entered into several transactions with PDVSA or affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $3.0 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 2001. At December 31, 2001, $185 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA. (See "Items 1. and 2. Business and Properties -- Crude Oil and Refined Product Purchases").

         Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A., a wholly-owned subsidiary of PDVSA. In 2001, 70% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by this PDVSA subsidiary.

         LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell ("the Owners"). CITGO contributed cash during the years 1993 through 1997 for a participation interest and other commitments related to LYONDELL-CITGO's refinery enhancement project, and Lyondell contributed the Houston refinery and related assets for the remaining participation interest. The refinery enhancement project to increase the refinery's heavy crude oil high conversion capacity was substantially completed at the end of 1996, with an in-service date of March 1, 1997. The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. Under this agreement, LYONDELL-CITGO purchased approximately $1.5 billion of crude oil and feedstocks at market related prices from PDVSA in 2001. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract. (See Consolidated Financial Statements of CITGO -- Notes 3 and 4 in Item 14a). Various disputes exist between LYONDELL-CITGO and the partners and their affiliates concerning the interpretation of these and other agreements between the parties relating to the operation of the refinery.

         CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 2001, in accordance with agreements between the Owners concerning such interest. CITGO held notes receivable from LYONDELL-CITGO of $35 million at December 31, 2001. The notes bear interest at market rates which were approximately 2.2% at December 31, 2001, and are due July 1, 2003.

         On July 20, 2001, LYONDELL-CITGO completed a refinancing of its working capital revolver and its $450 million term bank loan. The new 18-month term loan and working capital revolver will mature in January 2003.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Cash distributions are allocated to the owners based on participation interest.

         On May 1, 1997, PDV America and Union Oil Company of California ("Unocal") closed a transaction relating to The UNO-VEN Company ("UNO-VEN"). The transaction transferred certain assets and liabilities to PDVMR, a subsidiary of PDV America, in liquidation of PDV America's 50% ownership interest in UNO-VEN. The assets include a refinery in Lemont, Illinois, as well as product distribution terminals located in the Midwest. CITGO operates these facilities and purchases the products produced at the refinery (See Consolidated Financial Statements of CITGO -- Note 2 and Note 4 in Item 14a). A portion of the crude oil processed by PDVMR is supplied by PDVSA under a long-term crude supply contract. On January 1, 2002, PDV America, the parent company of CITGO, made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI, the direct parent of PDVMR. (See Consolidated Financial Statements of CITGO -Note 18 in Item 14a).

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of CITGO -- Note 2 and 4 in Item 14a). Pursuant to the above arrangement, CITGO acquired approximately 106 MBPD of refined products from the refinery during 2001, approximately one-half of which was gasoline.

         The refined product purchase agreements with LYONDELL-CITGO, PDVMR and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $4.8 billion for 2001. At December 31, 2001, $87 million was included in payables to affiliates as a result of these transactions.

         CITGO had refined product, feedstock, crude oil and other product sales of $292 million to affiliates, including LYONDELL-CITGO and Mount Vernon Phenol Plant Partnership, in 2001. The Company's sales of crude oil to affiliates were $5 million in 2001. At December 31, 2001, $134 million was included in Due from affiliates as a result of these and related transactions.

         CITGO has guaranteed approximately $122 million of debt of certain affiliates, including $50 million related to HOVENSA, $25 million related to PDV Texas, Inc., and $20 million related to PDVMR. (See Consolidated Financial Statements of CITGO -- Note 13 in Item 14a).

         Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. (See Consolidated Financial Statements of CITGO -- Note 4 in Item 14a).

         The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the members according to the agreement and bills each member accordingly. Each member records its amounts due or payable to CITGO in a related party payable account. At December 31, 2001, CITGO had net related party receivables related to federal income taxes of $62 million.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a.   CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

     (1) Financial Statements:

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-1
Consolidated Balance Sheets at December 31, 2001 and 2000                    F-2
Consolidated Statements of Income and Comprehensive Income
   for the years ended December 31, 2001, 2000 and 1999                      F-3
Consolidated Statements of Shareholder's Equity for the years
   ended December 31, 2001, 2000 and 1999                                    F-4
Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999                                          F-5
Notes to Consolidated Financial Statements                                   F-7

     (2) Exhibits:

     The Exhibit Index in part c. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b.   REPORTS ON FORM 8-K

              A Form 8-K was filed with the Securities and Exchange Commission on January 16, 2002 in regard to the fact that on January 1, 2002, PDV America, Inc. ("PDVA"), the parent company of CITGO Petroleum Corporation, made a contribution to the capital of CITGO of all of the common stock of PDVA's wholly-owned subsidiary, VPHI. No additional shares of the capital stock of CITGO were issued in connection with the contribution. Effective January 1, 2002, the accounts of VPHI were included in the consolidated financial statements of CITGO at the historical carrying value of PDVA's investment in VPHI. CITGO will record the effects of this transaction in a manner similar to "pooling-of-interests" accounting.

              The principal asset of VPHI is a petroleum refinery owned by its wholly-owned subsidiary, PDVMR, located in Lemont, Illinois. CITGO has operated this refinery and purchased substantially all of its primary output, consisting of transportation fuels and petrochemicals, since May 1997. CITGO plans to continue to operate the refinery as a source of supply for transportation fuels and petrochemicals.

c.  EXHIBITS

  Exhibit
  Number
  -------
      *3.1       Certificate of Incorporation, Certificate of Amendment of Certificate of Incorporation.

  *****3.1(i)    By-laws of CITGO Petroleum Corporation as amended on March 13, 2001.

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

    **10.7       Sublease Agreement dated as of March 31, 1987 between Champlin Petroleum Company, Sublessor, and Champlin Refining Company, Sublessee.

    **10.9       Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining
                 Company, Ltd., dated July 1, 1993.

    **10.10      Contribution Agreement among Lyondell Petrochemical Company and LYONDELL-CITGO Refining
                 Company, Ltd. and Petroleos de Venezuela, S.A.

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

      10.13(i)   Second Amendment to the Tax Allocation Agreement among PDV America, Inc., VPHI Midwest, Inc.,
                 CITGO Petroleum Corporation and PDV USA, Inc., dated as of January 1, 1997.

     *10.15(i)   First Amendment to the Second Amended and Restated Senior Term Loan Agreement, by and between
                 CITGO Petroleum Corporation and Bank of America National Trust and Savings Association et al,
                 dated as of February 15, 1994.

  Exhibit
  Number
  -------
     *10.15(ii)  Second Amendment to Second Amended and Restated Senior Term Loan Agreement by and among
                 CITGO Petroleum Corporation and Bank of America Illinois et al, dated as of October 21, 1994.

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

  ****10.22      $150,000,000 Credit Agreement dated May 13, 1998.

  ****10.23      $400,000,000 Credit Agreement dated May 13, 1998.

  ****10.24      Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated December 31, 1998.

      12.1       Computation of Ratio of Earnings to Fixed Charges.

      23.1       Consent of Independent Auditors.

--------------
    *  Previously filed in connection with the Registrant's Report on Form 10, Registration No. 333-3226.

   **  Incorporated by reference to the Registration Statement on Form F-1 of PDV America, Inc. (No. 33-63742).

  *** Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 18, 1997.

 ****  Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 17, 1999.

***** Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 21, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CITGO PETROLEUM CORPORATION


                                                 /s/  Larry Krieg
                                    --------------------------------------------
                                                     Larry Krieg
                                        Controller (Chief Accounting Officer)

Date: March 28, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                  Signatures                                   Title                              Date
                  ----------                                   ------                             ----
By           /s/  CARLOS JORDA                       Chairman of the Board and              March 28, 2002
  ------------------------------------------         Director
                  Carlos Jorda

By           /s/  LUIS DAVILA                        Director                               March 28, 2002
  ------------------------------------------
                  Luis Davila

By           /s/  ANDRES RIERA                       Director                               March 28, 2002
  ------------------------------------------
                  Andres Riera

By           /s/  OSWALDO CONTRERAS                  President, Chief Executive             March 28, 2002
  ------------------------------------------         Officer and Director
                  Oswaldo Contreras

By           /s/  EDDIE R. HUMPHREY                  Chief Financial Officer                March 28, 2002
  ------------------------------------------
                  Eddie R. Humphrey

     CITGO PETROLEUM CORPORATION
     Consolidated Financial Statements as of
     December 31, 2001 and 2000, and for
     Each of the Three Years in the Period
     Ended December 31, 2001, and
     Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of CITGO Petroleum Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CITGO Petroleum Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
February 14, 2002

CITGO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                        -------------------------------
ASSETS                                                        2001               2000

CURRENT ASSETS:
   Cash and cash equivalents                             $   104,143        $    17,777
   Accounts receivable, net                                  849,791          1,307,837
   Due from affiliates                                       133,992             37,622
   Inventories                                               968,515            987,810
   Prepaid expenses and other                                110,379              5,768
                                                         -----------        -----------
           Total current assets                            2,166,820          2,356,814

PROPERTY, PLANT AND EQUIPMENT - Net                        2,739,972          2,756,189

INVESTMENTS IN AFFILIATES                                    678,558            688,863

OTHER ASSETS                                                 224,588            196,312
                                                         -----------        -----------

                                                         $ 5,809,938        $ 5,998,178
                                                         ===========        ===========


LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Short-term bank loans                                 $        --        $    37,500
   Accounts payable                                          546,050            843,057
   Payables to affiliates                                    311,557            524,288
   Taxes other than income                                   219,699            210,986
   Other                                                     273,845            283,654
   Current portion of long-term debt                          75,864             47,078
   Current portion of capital lease obligation                20,358             26,649
                                                         -----------        -----------
           Total current liabilities                       1,447,373          1,973,212

LONG-TERM DEBT                                             1,283,842          1,000,175

CAPITAL LEASE OBLIGATION                                      46,964             67,322

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                  218,706            206,339

OTHER NONCURRENT LIABILITIES                                 201,748            190,050

DEFERRED INCOME TAXES                                        670,269            554,626

MINORITY INTEREST                                             23,176             31,518

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDER'S EQUITY:
   Common stock - $1.00 par value, 1,000 shares
    authorized, issued and outstanding                             1                  1
   Additional capital                                      1,305,009          1,305,009
   Retained earnings                                         616,315            672,291
   Accumulated other comprehensive loss                       (3,465)            (2,365)
                                                         -----------        -----------
           Total shareholder's equity                      1,917,860          1,974,936
                                                         -----------        -----------

                                                         $ 5,809,938        $ 5,998,178
                                                         ===========        ===========


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)


                                                                                 2001                2000                 1999

REVENUES:

   Net sales                                                                 $ 19,329,589        $ 21,929,231        $ 13,127,443
   Sales to affiliates                                                            291,657             222,177             189,778
                                                                             ------------        ------------        ------------
                                                                               19,621,246          22,151,408          13,317,221

   Equity in earnings of affiliates                                               109,244              58,771              21,348
   Other income (expense), net                                                      4,203             (15,963)            (16,511)
                                                                             ------------        ------------        ------------
                                                                               19,734,693          22,194,216          13,322,058
                                                                             ------------        ------------        ------------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including purchases of
      $7,876,069, $10,622,919, and $5,947,449 from affiliates)                 18,912,591          21,520,984          12,796,596
   Selling, general and administrative expenses                                   267,403             208,009             220,489
   Interest expense, excluding capital lease                                       67,919              81,819              83,933
   Capital lease interest charge                                                    9,128              11,019              12,715
   Minority interest                                                                1,971               1,808                 151
                                                                             ------------        ------------        ------------
                                                                               19,259,012          21,823,639          13,113,884
                                                                             ------------        ------------        ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                       475,681             370,577             208,174

INCOME TAXES                                                                      171,657             138,593              61,690
                                                                             ------------        ------------        ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                        304,024             231,984             146,484

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,625                                           13,000                  --                  --
                                                                             ------------        ------------        ------------

NET INCOME                                                                        317,024             231,984             146,484

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net of related
         income taxes of $(850)                                                    (1,450)                 --                  --
      Less:  reclassification adjustment for derivative losses included in
         net income, net of related income taxes of $265                              469                  --                  --
                                                                             ------------        ------------        ------------

                                                                                     (981)                 --                  --

   Minimum pension liability adjustment, net of deferred taxes of $69
      in 2001, $(499) in 2000 and $2,012 in 1999                                     (119)                849              (3,214)
                                                                             ------------        ------------        ------------

           Total other comprehensive (loss) income                                 (1,100)                849              (3,214)
                                                                             ------------        ------------        ------------

COMPREHENSIVE INCOME                                                         $    315,924        $    232,833        $    143,270
                                                                             ============        ============        ============


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
(DOLLARS AND SHARES IN THOUSANDS)



                                                                               ACCUMULATED OTHER
                                                                           COMPREHENSIVE INCOME (LOSS)
                                                                           --------------------------
                                                                             MINIMUM         CASH                          TOTAL
                                  COMMON STOCK    ADDITIONAL     RETAINED    PENSION         FLOW                      SHAREHOLDER'S
                                 --------------
                                 SHARES  AMOUNT     CAPITAL      EARNINGS   LIABILITY       HEDGES       TOTAL             EQUITY

BALANCE, JANUARY 1, 1999             1   $  1     $ 1,312,616  $   533,823   $     --     $    --       $     --        $ 1,846,440

   Net income                       --     --               --     146,484          --         --             --            146,484

   Other comprehensive loss         --     --              --           --     (3,214)         --         (3,214)            (3,214)

   Noncash dividend paid            --     --              --      (10,788)        --          --             --            (10,788)

   Dividend paid                    --     --              --      (15,000)        --          --             --            (15,000)
                                    ----  ----       --------      --------   --------      ------       --------           --------
  BALANCE, DECEMBER 31, 1999         1      1       1,312,616      654,519     (3,214)         --         (3,214)         1,963,922

   Net income                       --     --              --      231,984         --          --             --            231,984

   Other comprehensive income       --     --              --           --        849          --            849                849

   Tax allocation agreement
      amendment                     --     --          (7,607)      10,788         --          --             --              3,181

   Dividend paid                    --     --              --     (225,000)        --          --                          (225,000)
                                   ---   ----     -----------  ------------  --------     -------      ---------        -----------
  BALANCE, DECEMBER 31, 2000         1      1       1,305,009      672,291     (2,365)         --         (2,365)         1,974,936

   Net income                       --     --              --      317,024         --          --             --            317,024

   Other comprehensive loss         --     --              --           --       (119)       (981)        (1,100)            (1,100)

   Dividends paid                   --     --              --     (373,000)        --          --             --           (373,000)
                                   ----  ----     -----------     ---------  ---------     ------       --------        -----------
  BALANCE, DECEMBER 31, 2001         1   $  1     $ 1,305,009  $   616,315   $ (2,484)     $ (981)      $ (3,465)       $ 1,917,860
                                   ====   ====     ===========  ===========   ========      ======       ========        ===========


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)



                                                                           2001             2000             1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 317,024        $ 231,984        $ 146,484
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                       247,726          249,306          233,747
      Provision for losses on accounts receivable                           6,239            1,651           15,110
      Loss on sale of investments                                              --                1            1,616
      Deferred income taxes                                                82,938           47,236           49,349
      Distributions in excess of equity in earnings of affiliates          42,942           67,904           80,660
      Other adjustments                                                    10,383           25,928           12,662
      Changes in operating assets and liabilities:
         Accounts receivable and due from affiliates                      355,438         (304,982)        (482,957)
         Inventories                                                       15,537          (34,657)        (233,528)
         Prepaid expenses and other current assets                        (89,014)           1,368           11,182
         Accounts payable and other current liabilities                  (494,275)         424,532          456,568
         Other assets                                                     (86,761)         (49,987)         (58,759)
         Other liabilities                                                 30,111           (1,544)         (14,931)
                                                                        ---------        ---------        ---------
           Total adjustments                                              121,264          426,756           70,719
                                                                        ---------        ---------        ---------
           Net cash provided by operating activities                      438,288          658,740          217,203
                                                                        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (186,436)        (101,545)        (227,167)
   Proceeds from sales of property, plant and equipment                     2,476            4,413           10,524
   Decrease in restricted cash                                                 --            3,015            6,421
   Investments in LYONDELL-CITGO Refining LP                              (31,800)         (17,600)              --
   Loans to LYONDELL-CITGO Refining LP                                         --           (7,024)         (24,600)
   Proceeds from sale of investments                                           --               --            4,980
   Investments in and advances to other affiliates                        (11,435)         (14,500)          (4,212)
                                                                        ---------        ---------        ---------
           Net cash used in investing activities                         (227,195)        (133,241)        (234,054)
                                                                        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments of) proceeds from short-term bank loans                (37,500)          21,500          (21,000)
   Net proceeds (repayments of) from revolving bank loans                 359,500         (345,000)         180,000
   Payments on private placement senior notes                             (39,935)         (39,935)         (39,935)
   Payments on taxable bonds                                              (28,000)              --          (25,000)
   Proceeds from issuance of tax-exempt bonds                              28,000               --           25,000
   Payments of capital lease obligations                                  (26,649)          (7,954)         (14,660)
   Repayments of other debt                                                (7,143)          (7,113)          (7,112)
   Dividends paid                                                        (373,000)        (225,000)         (15,000)
                                                                        ---------        ---------        ---------
           Net cash (used in) provided by financing activities           (124,727)        (603,502)          82,293
                                                                        ---------        ---------        ---------


                                                                     (Continued)

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)



                                                                      2001            2000             1999
INCREASE (DECREASE) IN CASH AND CASH

         EQUIVALENTS                                              $    86,366       $(78,003)       $ 65,442

      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   17,777         95,780          30,338
                                                                  -----------       --------        --------

      CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   104,143       $ 17,777        $ 95,780
                                                                  ===========       ========        ========

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:
         Cash paid during the period for:
            Interest, net of amounts capitalized                  $    83,695       $ 89,746        $ 94,907
                                                                  ===========       ========        ========

            Income taxes, net of refunds of $30,488 in 1999       $   296,979       $ 60,501        $(16,428)
                                                                  ===========       ========        ========

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
         ACTIVITIES -

         Investment in LYONDELL-CITGO Refining LP (Note 3)        $        --       $     --        $(32,654)
                                                                  ===========       ========        ========

      SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
         ACTIVITIES:

         Noncash dividend                                         $        --       $     --        $(10,788)
                                                                  ===========       ========        ========
         Tax allocation agreement amendment                       $        --       $  3,181        $     --
                                                                  ===========       ========        ========


See notes to consolidated financial statements.                      (Concluded)

CITGO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


1.    SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - CITGO Petroleum Corporation ("CITGO" or the "Company") is a subsidiary of PDV America, Inc. ("PDV America"), an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Bolivarian Republic of Venezuela.

      CITGO manufactures or refines and markets quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO owns and operates two modern, highly complex crude oil refineries (Lake Charles, Louisiana, and Corpus Christi, Texas) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 582 thousand barrels per day ("MBPD"). CITGO also owns a minority interest in LYONDELL-CITGO Refining LP, a limited partnership (formerly a limited liability company) that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO also operates a 167 MBPD refinery in Lemont, Illinois, owned by PDV Midwest Refining L.L.C. ("PDVMR"), a wholly owned subsidiary of PDV America (see Note 18, "Subsequent Events"). CITGO's consolidated financial statements also include accounts relating to a 65 percent owned lubricant and wax plant, pipelines, and equity interests in pipeline companies and petroleum storage terminals.

      CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. CITGO and PDVSA are engaged in a joint effort to sell lubricants, gasoline and distillates in various Latin American markets. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of CITGO and its subsidiaries (collectively referred to as the "Company"). All subsidiaries are wholly owned except for Cit-Con Oil Corporation ("Cit-Con"), which is 65 percent owned (see Note 18, "Subsequent Events"). All material intercompany transactions and accounts have been eliminated.

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

      EXCISE TAXES - The Company collects excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.3 billion, $3.2 billion, and $3.1 billion were collected from customers and paid to various governmental entities in 2001, 2000, and 1999, respectively. Excise taxes are not included in sales.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of highly liquid short-term investments and bank deposits with initial maturities of three months or less.

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

      The Company capitalizes interest on projects when construction entails major expenditures over extended time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Interest capitalized totaled $1.5 million, $4 million, and $7 million, during 2001, 2000, and 1999, respectively.

      COMMODITY AND INTEREST RATE DERIVATIVES - The Company enters into petroleum futures contracts, options and other over-the-counter commodity derivatives, primarily to reduce its inventory purchase and product sale exposure to market risk. In the normal course of business, the Company also enters into certain petroleum commodity forward purchase and sale contracts, which qualify as derivatives. The Company also enters into various interest rate swap agreements to manage its risk related to interest rate change on its debt.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133," was issued. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Company adopted SFAS No. 133 on January 1, 2001. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type benefit of $13.2 million to net income related to these derivatives. The Company did not elect prospective hedge accounting for derivatives existing at the date of adoption of SFAS No. 133.

      Effective January 1, 2001, fair values of derivatives are recorded in other current assets or other current liabilities, as applicable, and changes in the fair value of derivatives not designated in hedging relationships are recorded in income. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater.

      Prior to January 1, 2001, gains or losses on contracts which qualified as hedges were recognized when the related inventory was sold or the hedged transaction was consummated. Changes in the market value of commodity derivatives which were not hedges were recorded as gains or losses in the period in which they occurred. Additionally, prior to January 1, 2001, premiums paid for purchased interest rate swap agreements were amortized to interest expense over the terms of the agreements. Unamortized premiums were included in other assets. The interest rate differentials received or paid by the Company related to these agreements were recognized as adjustments to interest expense over the term of the agreements.

      REFINERY MAINTENANCE - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to seven years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $58 million, $57 million, and $47 million for 2001, 2000, and 1999, respectively. Ordinary maintenance is expensed as incurred.

      The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2002, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At December 31, 2001, the Company had included turnaround costs of $98 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

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

      NEW ACCOUNTING STANDARDS - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") which addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling of interests method is no longer permitted. The adoption of SFAS No. 141 did not impact the Company's financial position or results of operations.

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the impact on its financial statements that may result from the adoption of SFAS No. 143.

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

      An affiliate of PDVSA acquired a 50 percent equity interest in a refinery in Chalmette, Louisiana ("Chalmette") in October 1997, and assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 2000 (Note 4). CITGO exercised this option during 2000 and 1999, and acquired approximately 67 MBPD and 66 MBPD of refined products from the refinery during those years, respectively, approximately one-half of which was gasoline. The affiliate did not assign this option to CITGO for 2001.

      In October 1998, an affiliate of PDVSA acquired a 50 percent equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50 percent of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (Note 4). Pursuant to the above arrangement, CITGO acquired approximately 106 MBPD, 125 MBPD, and 118 MBPD of refined products from HOVENSA during 2001, 2000, and 1999, respectively, approximately one-half of which was gasoline.

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

      In April 1998, PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. On October 1, 2000, the force majeure condition was terminated and PDVSA deliveries of crude oil returned to contract levels. On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had again declared force majeure under the contract described above. As of December 31, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO have not been reduced due to PDVSA's declaration of force majeure. On January 22, 2002, PDVSA notified LYONDELL-CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and that force majeure will be in effect until at least June 2002. If PDVSA reduces its delivery of crude oil under these crude oil supply agreements, LYONDELL-CITGO will be required to use alternative sources of crude oil which may result in reduced operating margins. The effect of this declaration on LYONDELL-CITGO's crude oil supply and the duration of this situation are not known at this time.

      As of December 31, 2001, CITGO has outstanding loans to LYONDELL-CITGO of $35 million. On December 31, 1999, CITGO converted $32.7 million of outstanding loans to investments in LYONDELL-CITGO. The notes bear interest at market rates, which were approximately 2.2 percent, 6.9 percent, and 6.7 percent at December 31, 2001, 2000 and 1999, and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:


                                                                                DECEMBER 31,
                                                              ---------------------------------------------
                                                                  2001             2000            1999
                                                                              (000's omitted)

     Carrying value of investment                             $  507,940       $  518,333       $  560,227
     Notes receivable                                             35,278           35,278           28,255
     Participation interest                                           41 %             41 %             41 %
     Equity in net income                                     $   73,983       $   41,478       $      924
     Cash distributions received                                 116,177          100,972           70,724

     Summary of financial position:
        Current assets                                        $  227,000       $  310,000       $  219,000
        Noncurrent assets                                      1,434,000        1,386,000        1,406,000
        Current liabilities (including debt of $50,000,
           $470,000 and $450,000 at December 31,
           2001, 2000, and 1999, respectively)                   377,000          867,000          697,000
        Noncurrent liabilities (including debt of
           $450,000 at December 31, 2001 and $0 at
           December 31, 2000 and 1999)                           776,000          321,000          316,000
        Member's equity                                          508,000          508,000          612,000

     Summary of operating results:
        Revenue                                               $3,284,000       $4,075,000       $2,571,000
        Gross profit                                             317,000          250,000          133,000
        Net income                                               203,000          128,000           24,000

      On July 20, 2001, LYONDELL-CITGO completed a refinancing of its working capital revolver and its $450 million term bank loan. The new 18-month term loan and working capital revolver will mature in January 2003.

4.    RELATED PARTY TRANSACTIONS

      The Company purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. The Company purchased $3.0 billion, $3.2 billion, and $1.7 billion of crude oil, feedstocks and other products from wholly owned subsidiaries of PDVSA in 2001, 2000, and 1999, respectively, under these and other purchase agreements.

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

      On February 9, 2001 PDVSA notified CITGO that, effective February 1, 2001, it had declared force majeure under the four contracts described above. During 2001, PDVSA deliveries of crude oil to CITGO were slightly less than contractual base volumes due to this declaration of force majeure. Therefore, the Company was required to use alternative sources of crude oil, which resulted in lower operating margins. On January 22, 2002, PDVSA notified CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and PDVSA indicated that force majeure will be in effect until at least June 2002. If PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO will be required to use alternative sources of crude oil which may result in reduced operating margins. The effect of this declaration on CITGO's crude oil supply and the duration of this situation are not known at this time.

      During the second half of 1999 and throughout 2000 and 2001, PDVSA did not deliver naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof.

      The crude oil supply contracts incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less (i) certain deemed refining costs adjustable for inflation; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil. At December 31, 2001 and 2000, $185 million and $251 million, respectively, were included in payables to affiliates as a result of these transactions.

      The Company also purchases refined products from various other affiliates including LYONDELL-CITGO, PDVMR, HOVENSA and Chalmette, under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $4.8 billion, $7.4 billion, and $4.3 billion for 2001, 2000, and 1999, respectively. At December 31, 2001 and 2000, $87 million and $267 million, respectively, were included in payables to affiliates as a result of these transactions.

      The Company had refined product, feedstock, and other product sales to affiliates, primarily at market-related prices, of $292 million, $222 million, and $190 million in 2001, 2000, and 1999, respectively. The Company's sales of crude oil to affiliates were $5 million, $4 million, and $37 million in 2001, 2000, and 1999, respectively. At December 31, 2001 and 2000, $134 million and $38 million, respectively, was included in due from affiliates as a result of these and related transactions.

      Pursuant to the PDVMR operating agreement (Note 2), on May 1, 1997, CITGO became the operator of the PDVMR refinery and employed a substantial number of employees previously employed by the UNO-VEN Company, ("UNO-VEN") and as a result, CITGO assumed a liability for postretirement benefits other than pensions (Note 11) of approximately $27 million related to those employees. A corresponding amount due from PDVMR is included in other assets at December 31, 2001 and 2000, pending final determination of the method of settlement by PDV America. CITGO charges PDVMR a management fee which covers various support services ($8 million, $7 million, and $7 million in 2001, 2000 and 1999, respectively) which is included in other income. PDVMR reimburses CITGO for all payroll expenses, including pension and benefit costs, related to CITGO employees engaged in the operation of the refinery. Such employee costs and the related reimbursements ($55 million, $53 million, and $55 million in 2001, 2000 and 1999, respectively) are not included in CITGO's cost of sales or revenues.

      Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 14. The Company has also guaranteed debt of certain affiliates (Note 13).

      The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the members according to the agreement and bills each member accordingly. Each member records its amounts due or payable to CITGO in a related party payable account. At December 31, 2001, CITGO had net related party receivables related to federal income taxes of $62 million. At December 31, 2000, CITGO had a net related party payable related to federal income taxes of $12.5 million.

      Prior to the formation of PDV Holding as the common parent in the 1997 tax year, the Company and PDV America were parties to a tax allocation agreement. In 1998, $8 million due from CITGO to PDV America under this agreement for the 1997 tax year was classified as a noncash contribution of capital. In 1999, $11 million due from PDV America to CITGO under this agreement for the 1998 tax year was classified as a noncash dividend. Amendment No. 2 to the Tax Allocation Agreement was executed during 2000; this amendment eliminated the provisions of the agreement that provided for these noncash contribution and dividend classifications effective with the 1997 tax year. Consequently, the classifications made in the prior two years were reversed in 2000. In the event that CITGO should cease to be part of the consolidated federal income tax group, any amounts included in shareholder's equity under this agreement are required to be settled between the parties in cash (net $2 million payable to PDV America at December 31, 2001 and 2000).

      At December 31, 2001, CITGO had income tax prepayments of $76 million included in prepaid expenses. At December 31, 2000, CITGO has federal income taxes payable of $50 million included in other current liabilities.

5.    ACCOUNTS RECEIVABLE


                                                    2001                 2000
                                                        (000'S OMITTED)

      Trade                                      $   684,529        $ 1,161,964
      Credit card                                    121,334            126,822
      Other                                           55,507             32,996
                                                 -----------        -----------
                                                     861,370          1,321,782
      Allowance for uncollectible accounts           (11,579)           (13,945)
                                                 -----------        -----------

                                                 $   849,791        $ 1,307,837
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

      The Company has two limited purpose consolidated subsidiaries, CITGO Funding Corporation and CITGO Funding Corporation II, which established non-recourse agreements to sell trade accounts and credit card receivables to independent third parties. Under the terms of the agreements, new receivables are added to the pool as collections (administered by CITGO) reduce previously sold receivables. The amounts sold at any one time is limited to a maximum of $225 million (increased from $125 million through an amendment in April 2000). The agreement to sell trade accounts receivable was extended in April 2001 for one year, and is renewable for successive one-year terms by mutual agreement. In October 2001, the agreement to sell up to $150 million of credit card receivables expired and CITGO chose not to renew it. Fees and expenses of $7.6 million, $16 million, and $15.2 million related to the agreements were recorded as other expense during the years ended December 31, 2001, 2000 and 1999, respectively. In 2000, the Company realized a gain of $5 million resulting from the reversal of the allowance for uncollectible accounts related to certain receivables sold.

6.    INVENTORIES


                                     2001           2000
                                       (000'S OMITTED)

      Refined product              $750,293       $748,855
      Crude oil                     151,395        175,455
      Materials and supplies         66,827         63,500
                                   --------       --------

                                   $968,515       $987,810
                                   ========       ========





      At December 31, 2001 and 2000, estimated net market values exceeded historical cost by approximately $158 million and $628 million, respectively.

7.    PROPERTY, PLANT AND EQUIPMENT


                                                          2001                2000
                                                              (000'S OMITTED)

      Land                                            $   112,655        $   112,406
      Buildings and leaseholds                            464,973            459,046
      Machinery and equipment                           3,396,625          3,314,907
      Vehicles                                             22,003             21,947
      Construction in process                             130,332             45,899
                                                      -----------        -----------
                                                        4,126,588          3,954,205
      Accumulated depreciation and amortization        (1,386,616)        (1,198,016)
                                                      -----------        -----------

                                                      $ 2,739,972        $ 2,756,189
                                                      ===========        ===========


      Depreciation expense for 2001, 2000, and 1999 was $190 million, $192 million, and $187 million, respectively.

      Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $13 million, $11 million, and $13 million in 2001, 2000, and 1999, respectively.

8.    INVESTMENTS IN AFFILIATES

      In addition to LYONDELL-CITGO, the Company's investments in affiliates consist of equity interests of 6.8 percent to 50 percent in joint interest pipelines and terminals, including a 15.79 percent interest in Colonial Pipeline Company; a 49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49 percent partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded the Company's equity in the underlying net assets by approximately $134 million and $138 million at December 31, 2001 and 2000, respectively.

      At December 31, 2001 and 2000, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $39.5 million and $50.1 million at December 31, 2001 and 2000, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

      Information on the Company's investments, including LYONDELL-CITGO, follows:


                                                                              DECEMBER 31,
                                                                   2001           2000          1999
                                                                             (000'S OMITTED)
      Company's investments in affiliates
         (excluding NISCO)                                       $678,558       $688,863       $734,822
      Company's equity in net income of affiliates                109,244         58,771         21,348
      Dividends and distributions received from affiliates        152,185        126,350        102,339

      Selected financial information provided by the affiliates is summarized as follows:


                                                                                DECEMBER 31,
                                                                --------------------------------------------
                                                                   2001             2000            1999
                                                                              (000'S OMITTED)

      Summary of financial position:
         Current assets                                         $  549,670       $  618,769       $  469,101
         Noncurrent assets                                       3,231,177        2,943,622        2,853,786
         Current liabilities (including debt of $685,089,
            $729,806 and $625,006 at December 31,
            2001, 2000, and 1999, respectively)                  1,234,253        1,328,662        1,034,181
         Noncurrent liabilities (including debt of
            $1,460,196, $1,274,069 and $1,046,317
            at December 31, 2001, 2000, and 1999,
            respectively)                                        2,082,573        1,874,465        1,681,558

      Summary of operating results:
         Revenues                                               $4,547,632       $5,146,546       $3,559,451
         Gross profit                                              778,766          696,320          567,749
         Net income                                                397,494          324,282          237,906


9.    SHORT-TERM BANK LOANS

      As of December 31, 2001, the Company has established $190 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 2001, 2000, and 1999 were 2.3 percent, 6.4 percent, and 5.5 percent, respectively. The Company had $0 and $38 million of borrowings outstanding under these facilities at December 31, 2001 and 2000, respectively.

10.   LONG-TERM DEBT AND FINANCING ARRANGEMENTS


                                                                              2001              2000
                                                                               (000'S OMITTED)

     Revolving bank loans                                               $   359,500        $        --

     Senior Notes $200 million face amount, due 2006 with
        interest rate of 7.875%                                             199,867            199,837

     Private Placement Senior Notes, due 2006 with an

        interest rate of 9.30%                                               56,819             96,753

     Master Shelf Agreement Senior Notes, due 2002 to

        2009 with interest rates from 7.17% to 8.94%                        260,000            260,000

     Tax-Exempt Bonds, due 2004 to 2031 with variable
        and fixed interest rates                                            337,520            309,520

     Taxable Bonds, due 2026 to 2028 with variable interest rates           146,000            174,000

     Cit-Con bank credit agreement                                               --              7,143
                                                                        -----------        -----------
                                                                          1,359,706          1,047,253
     Current portion of long-term debt                                      (75,864)           (47,078)
                                                                        -----------        -----------

                                                                        $ 1,283,842        $ 1,000,175
                                                                        ===========        ===========


      REVOLVING BANK LOANS - The Company's credit agreements with various banks consist of (i) a $400 million, five-year, revolving bank loan maturing in May 2003; (ii) a $150 million, 364-day, revolving bank loan; and (iii) a $25 million 364-day revolving bank loan established May 28, 2001, all of which are unsecured and have various borrowing maturities and interest rate options. Interest rates on the revolving bank loans ranged from 2.5 percent - 2.9 percent at December 31, 2001; $360 million was outstanding under these credit agreements at December 31, 2001.

      On May 11, 2001 CITGO renewed its $150 million 364-day revolving bank loan facility for another term.

      SHELF REGISTRATION - In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, the Company entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by the Company under the shelf registration. No amounts were sold under this agreement as of December 31, 2001.

      PRIVATE PLACEMENT - At December 31, 2001, the Company has outstanding approximately $57 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semiannually in May and November.

      MASTER SHELF AGREEMENT - At December 31, 2001, the Company has outstanding $260 million of privately-placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

      COVENANTS - The various debt agreements above contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company's ability to pay dividends, incur additional debt, place liens on property, and sell fixed assets. The Company was in compliance with the debt covenants at December 31, 2001.

      TAX-EXEMPT BONDS - At December 31, 2001, through state entities, the Company has outstanding $74.8 million of industrial development bonds for certain Lake Charles port facilities and pollution control equipment and $262.7 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles and Corpus Christi refineries and at the LYONDELL-CITGO refinery. Additional credit support for these bonds is provided through letters of credit. The bonds bear interest at various floating rates, which ranged from 2.5 percent to 6.0 percent at December 31, 2001 and ranged from 4.7 percent to 6.0 percent at December 31, 2000.

      TAXABLE BONDS - At December 31, 2001, through state entities, the Company has outstanding $146 million of taxable environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles refinery and at the LYONDELL-CITGO refinery. Such bonds are secured by letters of credit and have floating interest rates (3.1 percent at December 31, 2001 and 6.6 percent at December 31, 2000). At the option of the Company and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. As of December 31, 2001, $49 million of originally issued taxable bonds had been converted to tax-exempt bonds.

      CIT-CON BANK CREDIT AGREEMENT - The Cit-Con bank credit agreement consisted of a term loan collateralized by throughput agreements of the owner companies. The loan contained various interest rate options (weighted average effective rate of 7.6 percent at December 31, 2000), and required quarterly principal payments through December 2001.

      DEBT MATURITIES - Future maturities of long-term debt as of December 31, 2001, are: 2002 - $75.9 million, 2003 - $381.4 million, 2004 - $47.2 million, 2005 - $11.4 million, 2006 - $251.2 million and $592.6 million thereafter.

      INTEREST RATE SWAP AGREEMENTS - The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                                   NOTIONAL PRINCIPAL AMOUNT
                                                                   -------------------------
                                 EXPIRATION       FIXED RATE         2001          2000
       Variable Rate Index         Date              Paid             (000's omitted)

       J. J. Kenny            February 2005          5.30 %         $12,000       $12,000
       J. J. Kenny            February 2005          5.27 %          15,000        15,000
       J. J. Kenny            February 2005          5.49 %          15,000        15,000
                                                                    -------       -------

                                                                    $42,000       $42,000
                                                                    =======       =======

      Interest expense includes $0.6 million and $1.5 million in 2000 and 1999, respectively, related to the net settlements on these agreements. Effective January 1, 2001, changes in the fair value of these agreements is recorded in other income (expense). The fair value of these agreements at December 31, 2001, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $2.8 million, the offset of which is recorded in the balance sheet caption other current liabilities.

11.   EMPLOYEE BENEFIT PLANS

      EMPLOYEE SAVINGS - The Company sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and the Company makes contributions, including matching of employee contributions, based on plan provisions. The Company expensed $20 million, $17 million, and $18 million, related to its contributions to these plans for the years 2001, 2000, and 1999, respectively.

      PENSION BENEFITS - The Company sponsors three qualified noncontributory defined benefit pension plans, two covering eligible hourly employees and one covering eligible salaried employees. The Company also sponsors three nonqualified defined benefit plans for certain eligible employees. The qualified plans' assets include corporate securities, shares in a fixed income mutual fund, two collective funds and a short-term investment fund. The nonqualified plans are not funded.

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

      The following sets forth the changes in benefit obligations and plan assets for the pension and postretirement plans for the years ended December 31, 2001 and 2000, and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:


                                                          PENSION BENEFITS                  OTHER BENEFITS
                                                     ----------------------------       --------------------------
                                                         2001            2000             2001               2000
                                                            (000'S OMITTED)                  (000'S OMITTED)
       CHANGE IN BENEFIT OBLIGATION:
       Benefit obligation at beginning of year        $ 288,188        $ 258,703        $ 206,276        $ 189,032
       Service cost                                      15,680           15,533            5,754            5,769
       Interest cost                                     21,798           19,680           15,708           14,392
       Plan vesting changes                                  --            5,556               --               --
       Actuarial loss                                    23,130              737           40,556            4,463
       Benefits paid                                    (11,879)         (12,021)          (7,598)          (7,380)
                                                      ---------        ---------        ---------        ---------
       Benefit obligation at end of year                336,917          288,188          260,696          206,276
                                                      ---------        ---------        ---------        ---------

       Change in plan assets:
       Fair value of plan assets at
          beginning of year                             272,889          275,382            1,053              991
       Actual return on plan assets                     (10,185)           6,844               62               62
       Employer contribution                             13,128            2,684            7,598            7,380
       Benefits paid                                    (11,879)         (12,021)          (7,598)          (7,380)
                                                      ---------        ---------        ---------        ---------
       Fair value of plan assets at end of year         263,953          272,889            1,115            1,053
                                                      ---------        ---------        ---------        ---------

       Funded status                                    (72,965)         (15,299)        (259,581)        (205,223)
       Unrecognized net actuarial (gain) loss            (1,991)         (62,492)          30,840           (9,717)
       Unrecognized prior service cost                    2,293            2,644               --               --
       Net gain at date of adoption                        (475)            (744)              --               --
                                                      ---------        ---------        ---------        ---------

       Net amount recognized                          $ (73,138)       $ (75,891)       $(228,741)       $(214,940)
                                                      =========        =========        =========        =========

       Amounts recognized in the Company's
       consolidated balance sheets consist of:

          Accrued benefit liability                   $ (80,238)       $ (83,353)       $(228,741)       $(214,940)
          Intangible asset                                3,035            3,584               --               --
          Accumulated other comprehensive
             income                                       4,065            3,878               --               --
                                                      ---------        ---------        ---------        ---------

       Net amount recognized                          $ (73,138)       $ (75,891)       $(228,741)       $(214,940)
                                                      =========        =========        =========        =========




                                               PENSION BENEFITS          OTHER BENEFITS
                                             --------------------      --------------------
                                              2001         2000         2001         2000
      WEIGHTED-AVERAGE ASSUMPTIONS
         AS OF DECEMBER 31:

         Discount rate                        7.25 %       7.75 %       7.25 %       7.75 %
         Expected return on plan assets        9.0 %        9.0 %        6.0 %        6.0 %
         Rate of compensation increase         5.0 %        5.0 %         --           --

      For measurement purposes, a 10 percent pre-65 and an 11 percent post-65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. These rates are assumed to decrease 1 percent per year to an ultimate level of 5 percent by 2007 for pre-65 and 2008 for post-65 participants, and to remain at that level thereafter.

                                                             PENSION BENEFITS                          OTHER BENEFITS
                                                  ------------------------------------     ----------------------------------------
                                                     2001        2000         1999           2001           2000             1999
                                                          (000's omitted)                              (000's omitted)
      Components of net periodic benefit cost:

         Service cost                             $ 15,680     $ 15,533     $ 19,554        $ 5,754        $  5,769        $  6,922
         Interest cost                              21,798       19,680       17,899         15,708          14,392          13,040
         Expected return on plan assets            (24,165)     (24,397)     (22,531)           (63)            (59)            (57)
         Amortization of prior service cost            351          143           40             --              --              --
         Amortization of net gain at date
            of adoption                               (268)        (268)        (268)            --              --              --
         Recognized net actuarial gain              (3,021)      (4,824)      (1,649)            --         (17,254)             --

      Net periodic benefit cost                   $ 10,375     $  5,867     $ 13,045       $ 21,399        $  2,848        $ 19,905
                                                  ========     ========     ========       ========        ========        ========

      One-time adjustment                         $     --     $  2,875     $     --       $     --        $     --        $     --
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

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $33.4 million, $29.3 million and $0, respectively, as of December 31, 2001 and $31.7 million, $28 million and $0, respectively, as of December 31, 2000.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                   1-PERCENTAGE-    1-PERCENTAGE-
                                                                   Point Increase   Point Decrease
                                                                   --------------------------------
                                                                            (000's omitted)
      Increase (decrease) in total of service and interest cost
        components                                                    $  3,580       $ (2,850)
      Increase (decrease) in postretirement benefit obligation          39,683        (32,151)




      EMPLOYEE SEPARATION PROGRAMS - During 1997, the Company's senior management implemented a Transformation Program that resulted in certain personnel reductions (the "Separation Programs"). The Company expensed approximately $0.3 million, $1 million, and $7 million for the years ended December 31, 2001, 2000 and 1999, respectively, relating to the Separation Programs.

12.   INCOME TAXES

      The provisions for income taxes are comprised of the following:

                         2001           2000            1999
                                    (000'S OMITTED)

      Current:
         Federal       $ 83,220       $ 86,743       $ 11,781
         State            4,948          4,614            560
                       --------       --------       --------
                         88,168         91,357         12,341
      Deferred           83,489         47,236         49,349
                       --------       --------       --------

                       $171,657       $138,593       $ 61,690
                       ========       ========       ========


      The federal statutory tax rate differs from the effective tax rate due to the following:


                                                2001        2000          1999

     Federal statutory tax rate                35.0 %       35.0 %       35.0 %
     State taxes, net of federal benefit        1.1 %        2.0 %        2.4 %
     Dividend exclusions                       (1.5)%       (1.7)%       (3.8)%
     Tax settlement                              -- %         -- %       (5.4)%
     Other                                      1.5 %        2.1 %        1.4 %
                                               ------       ------       ------

     Effective tax rate                        36.1 %       37.4 %       29.6 %
                                               ======       ======       ======


      The effective tax rate for 1999 was unusually low due primarily to the favorable resolution in this year with the Internal Revenue Service of significant tax issues related to environmental expenditures.

      Deferred income taxes reflect the net tax effects of (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2001 and 2000 are as follows:


                                                                          2001          2000
                                                                             (000'S OMITTED)

      Deferred tax liabilities:
         Property, plant and equipment                                  $591,568       $588,708
         Inventories                                                      77,602         99,475
         Investments in affiliates                                       166,470        149,161
         Other                                                            53,808         44,106
                                                                        --------       --------
                                                                         889,448        881,450
                                                                        --------       --------

      Deferred tax assets:
         Postretirement benefit obligations                               88,049         76,396
         Employee benefit accruals                                        57,243         43,532
         Alternative minimum tax credit carryforwards                     33,358        109,403
         Net operating loss carryforwards                                  1,602            729
         Marketing and promotional accruals                                4,989         12,594
         Other                                                            49,560         66,993
                                                                        --------       --------
                                                                         234,801        309,647
                                                                        --------       --------

      Net deferred tax liability (of which $15,622
         is included in current assets at
         December 31, 2001 and $17,177
         is included in current liabilities at December 31, 2000)       $654,647       $571,803
                                                                        ========       ========


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

      In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. A trial of the claims of approximately 20 plaintiffs is scheduled for April 2002. Approximately 1,300 claims have been resolved for immaterial amounts.

      A class action lawsuit is pending in Corpus Christi, Texas state court against CITGO which claims damages for reduced value of residential properties as a result of alleged air, soil and groundwater contamination. CITGO has purchased 275 adjacent properties included in the lawsuit and settled those related property damage claims. Over CITGO's objections, the trial court has recently ruled that an agreement by CITGO that purported to provide for settlement of the remaining property damage claims for $5 million payable by it, is enforceable. CITGO will appeal this decision.

      A lawsuit alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court was brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illness. The lawsuit is scheduled for trial in September 2002.

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

      CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. CITGO believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of probable and estimable liabilities and obligations. However, there can be no assurance that the actual amounts required to discharge alleged liabilities and obligations and to comply with applicable laws and regulations will not exceed amounts provided for or will not have a material adverse effect on its consolidated results of operations, financial condition and cash flows.

      In 1992, the Company reached an agreement with the Louisiana Department of Environmental Quality to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the state in 1993. The Company and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to a state agency revising the 1993 closure plan. In 1998 and 2000, the Company submitted further revisions as requested by the Louisiana Department. A ruling on the proposal, as amended, is expected in 2002 with final closure to begin later in 2002.

      The Texas Natural Resources Conservation Commission conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. The Texas Commission issued Notices of Violation ("NOV") related to each of the reviews and proposed fines of approximately $970,000 based on the 1998 review and $700,000 based on the 1999 review. The first NOV was issued in January 1999 and the second NOV was issued in December 1999. Most of the alleged violations refer to recordkeeping and reporting issues, failure to meet required emission levels, and failure to properly monitor emissions. The Company is currently engaged in settlement discussions, but is prepared to contest the alleged violations and proposed fines if a reasonable settlement cannot be reached.

      In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believes these companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS. CITGO disagrees with the U.S. EPA's allegations and intends to contest this matter.

      In October 1999, the Louisiana Department of Environmental Quality issued the Company a NOV and Potential Penalty alleging violation of the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. The Company is in settlement discussions and anticipates resolving this matter in the near future.

      In January and July 2001, CITGO received NOVs from the U.S. EPA alleging violations of the Clean Air Act. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits under the New Source Review provisions of the Clean Air Act. The NOVs to CITGO followed inspections and formal Information Requests regarding the Company's Lake Charles, Louisiana and Corpus Christi, Texas refineries and the Lemont, Illinois refinery operated by CITGO. At U.S. EPA's request, the Company is engaged in settlement discussions, but is prepared to contest the NOVs if settlement discussions fail. If the Company settles or is found to have violated the provisions cited in the NOVs, it would be subject to possible penalties and significant capital expenditures for installation or upgrading of pollution control equipment or technologies.

      In June 1999, a NOV was issued by the U.S. EPA alleging violations of the NESHAPS regulations covering benzene emissions from wastewater treatment operations at the Lemont, Illinois refinery operated by CITGO. CITGO is in settlement discussions with the U.S. EPA. The Company believes this matter will be consolidated with the matters described in the previous paragraph.

      In 1992, an agreement was reached between the Company and a former owner concerning a number of environmental issues which provides, in part, that the former owner will continue to share the costs of certain specific environmental remediation and certain tort liability actions based on ownership periods and specific terms of the agreement.

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

      THROUGHPUT AGREEMENTS - The Company has throughput agreements with certain pipeline affiliates (Note 8). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, the Company may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. The Company currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 2001, the Company has no fixed and determinable, unconditional purchase obligations under these agreements.

      COMMODITY DERIVATIVE ACTIVITY - As of December 31, 2001 the Company's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options, and over-the-counter swaps. At December 31, 2001, the balance sheet captions other current assets and other current liabilities include $14.6 million and $22.7 million, respectively, related to the fair values of open commodity derivatives.

      OTHER CREDIT AND OFF-BALANCE SHEET RISK INFORMATION AS OF DECEMBER 31, 2001 - The Company has guaranteed approximately $12 million of debt of certain CITGO marketers. Such debt is substantially collateralized by assets of these entities. The Company has also guaranteed approximately $122 million of debt of certain affiliates, including $50 million related to HOVENSA (Note 2). The Company has outstanding letters of credit totaling approximately $515 million, which includes $497 million related to the Company's tax-exempt and taxable revenue bonds (Note 10).

      The Company has also acquired surety bonds totaling $73 million primarily due to requirements of various government entities. The Company does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

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

14.   LEASES

      The Company leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expires on January 1, 2004; however, the Company may renew the lease until January 31, 2011, the date of its option to purchase the facilities for a nominal amount. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 2001 and 2000. Accumulated amortization related to the leased assets was approximately $126 million and $118 million at December 31, 2001 and 2000, respectively. Amortization is included in depreciation expense.

      The Company also has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment and vehicles. Rent expense on all operating leases totaled $44 million in 2001, $35 million in 2000, and $35 million in 1999. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:


                                                      CAPITAL           OPERATING
                                                       LEASE             LEASES              TOTAL
      YEAR                                                           (000'S OMITTED)

      2002                                           $ 27,375           $ 47,030            $ 74,405
      2003                                             27,375             38,844              66,219
      2004                                              5,000             26,601              31,601
      2005                                              5,000             21,877              26,877
      2006                                              5,000             17,599              22,599
      Thereafter                                       21,000             18,073              39,073
                                                      -------          ---------           ---------
      Total minimum lease payments                     90,750          $ 170,024           $ 260,774
                                                                       ==========          =========
      Amount representing interest                     23,428
                                                      --------
      Present value of minimum lease payments          67,322
      Current portion                                 (20,358)
                                                      --------

                                                     $ 46,964
                                                      ========

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

      The carrying amounts of cash equivalents approximate fair values. The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:





                                                           2001                                  2000
                                              ---------------------------------    -----------------------------
                                                CARRYING          FAIR                 CARRYING          FAIR
                                                 AMOUNT           VALUE                AMOUNT           VALUE
                                                     (000'S OMITTED)                      (000'S OMITTED)
      LIABILITIES:

         Short-term bank loans               $        --        $        --        $    37,500       $    37,500
         Long-term debt                        1,359,706          1,371,538          1,047,253         1,039,752

      DERIVATIVE AND OFF-BALANCE
         SHEET FINANCIAL INSTRUMENTS -
         UNREALIZED LOSSES:
         Interest rate swap agreements            (2,816)            (2,816)                --            (2,049)
         Guarantees of debt                           --             (1,470)                --            (1,069)
         Letters of credit                            --             (5,668)                --            (4,217)
         Surety bonds                                 --               (292)                --              (219)

      SHORT-TERM BANK LOANS AND LONG-TERM DEBT - The fair value of short-term bank loans and long-term debt is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities, except for the year 2000 fair value of the Company's $200 million principal amount senior notes due 2006, which were based upon quoted market prices.

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

16.   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:


                                       1ST QTR.        2ND QTR.         3RD QTR.         4TH QTR.
                                                            (000'S OMITTED)
      2001

      Sales                          $4,960,424       $5,748,203       $5,179,450       $3,733,169
                                     ==========       ==========       ==========       ==========
      Cost of sales and
         operating expenses          $4,812,363       $5,462,848       $4,988,825       $3,648,555
                                     ==========       ==========       ==========       ==========

      Income before cumulative
         effect of change in
         accounting principle        $   66,350       $  149,571       $   87,925       $      178
                                     ==========       ==========       ==========       ==========

      Net income                     $   79,350       $  149,571       $   87,925       $      178
                                     ==========       ==========       ==========       ==========

      2000

      Sales                          $4,831,804       $5,690,696       $5,877,491       $5,751,417
                                     ==========       ==========       ==========       ==========
      Cost of sales and
         operating expenses          $4,714,261       $5,556,184       $5,675,036       $5,575,503
                                     ==========       ==========       ==========       ==========

      Net income                     $   38,177       $   33,179       $   99,719       $   60,909
                                     ==========       ==========       ==========       ==========


17.   OTHER INFORMATION

      On September 21, 2001, a fire occurred at the hydrocracker unit of the Lake Charles refinery. The hydrocracker unit was damaged and operations at other processing units were temporarily affected. Operation of the other refinery units returned to normal on October 16, 2001. Operations at the hydrocracker resumed on November 22, 2001. The Company has insurance coverage for this type of an event and has submitted a notice of loss to its insurance carriers related to the fire, including a claim under its business interruption coverage.

      The Company records estimated property damage insurance recoveries, up to the amount of recorded losses and related expenses, when the collection of such amounts is probable. Property damage insurance recoveries in excess of the amount of recorded losses and related expenses, and business interruption insurance recoveries are not recognized until such amounts are realized. As a result of this fire, during the year ended December 31, 2001, the Company recorded property losses and related expenses totaling $13.4 million in other income (expense), net. Additionally, during 2001 the Company recorded $18.1 million of insurance proceeds received related to this event in other income (expense), net.

18.   SUBSEQUENT EVENTS

      On January 1, 2002, PDV America, the parent company of CITGO, made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI Midwest, Inc. ("VPHI"). No additional shares of the capital stock of CITGO were issued in connection with the contribution. Effective January 1, 2002, the accounts of VPHI will be included in the consolidated financial statements of CITGO at the historical carrying value of PDV America's investment in VPHI. CITGO will record the effects of this transaction in a manner similar to pooling-of-interests accounting.

      The principal asset of VPHI is a petroleum refinery owned by its wholly owned subsidiary, PDVMR, located in Lemont, Illinois. CITGO has operated this refinery and purchased substantially all of its primary output, consisting of transportation fuels and petrochemicals, since 1997 (Notes 2 and 4).

      On August 14, 2001, a fire occurred at the crude oil distillation unit of the PDVMR refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit is expected to be operational in March or April 2002. Operations have resumed by using purchased feedstocks for processing units downstream from the crude unit. PDVMR has insurance coverage for this type of an event and has submitted a notice of loss to its insurance carriers related to the fire, including a claim under its business interruption coverage.

      The following unaudited pro forma information presents a summary of the Company's consolidated financial position as of December 31, 2001 and results of operations for the three years in the period ended December 31, 2001 as if the transaction had occurred on January 1, 1999. All significant intercompany transactions, balances and profits were eliminated; no other adjustments to previously reported results of operations of either entity were necessary in preparation of the pro forma information.

      BALANCE SHEET INFORMATION (UNAUDITED):        DECEMBER 31, 2001
                                                     (000'S OMITTED)

      Current assets                                    $2,287,033
      Property, plant and equipment - net                3,292,469
      Investment in affiliates                             700,701
      Other assets                                         228,906
                                                        ----------

                                                        $6,509,109
                                                        ==========
      Current liabilities                               $1,530,777
      Long-term debt and capital lease obligation        1,350,656
      Deferred income taxes                                767,338
      Other noncurrent liabilities                         459,002
      Shareholder's equity                               2,401,336
                                                        ----------

                                                        $6,509,109
                                                        ==========


      INCOME STATEMENT INFORMATION (UNAUDITED):    YEAR ENDED DECEMBER 31,
                                        ------------------------------------------
                                        2001               2000               1999
                                                     (000'S OMITTED)

      Total revenues                 $19,704,848       $22,189,945       $13,327,529
      Total costs and expenses        19,107,043        21,695,308        13,150,745
      Net income                         405,184           312,010           122,553

      The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 1999, or of future results of operations of the combined entities.

      On January 1, 2002, CITGO acquired the outstanding 35 percent interest in Cit-Con from Conoco, Inc. The principal asset of Cit-Con is a lubricants refinery in Lake Charles, Louisiana. CITGO plans to continue to operate this facility as a source of lubricants. This transaction will not have a material effect on the consolidated financial position or results of operations of the Company.

                                     ******

                                 EXHIBIT INDEX

  Exhibit
  Number
  -------
      *3.1       Certificate of Incorporation, Certificate of Amendment of Certificate of Incorporation.

  *****3.1(i)    By-laws of CITGO Petroleum Corporation as amended on March 13, 2001.

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

    **10.7       Sublease Agreement dated as of March 31, 1987 between Champlin Petroleum Company, Sublessor, and Champlin Refining Company, Sublessee.

    **10.9       Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining
                 Company, Ltd., dated July 1, 1993.

    **10.10      Contribution Agreement among Lyondell Petrochemical Company and LYONDELL-CITGO Refining
                 Company, Ltd. and Petroleos de Venezuela, S.A.

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

      10.13(i)   Second Amendment to the Tax Allocation Agreement among PDV America, Inc., VPHI Midwest, Inc.,
                 CITGO Petroleum Corporation and PDV USA, Inc., dated as of January 1, 1997.

     *10.15(i)   First Amendment to the Second Amended and Restated Senior Term Loan Agreement, by and between
                 CITGO Petroleum Corporation and Bank of America National Trust and Savings Association et al,
                 dated as of February 15, 1994.

  Exhibit
  Number
  -------
     *10.15(ii)  Second Amendment to Second Amended and Restated Senior Term Loan Agreement by and among CITGO
                 Petroleum Corporation and Bank of America Illinois et al, dated as of October 21, 1994.

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

  ****10.22      $150,000,000 Credit Agreement dated May 13, 1998.

  ****10.23      $400,000,000 Credit Agreement dated May 13, 1998.

  ****10.24      Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated December 31, 1998.

      12.1       Computation of Ratio of Earnings to Fixed Charges.

      23.1       Consent of Independent Auditors.

--------------
    *  Previously filed in connection with the Registrant's Report on Form 10, Registration No. 333-3226.

   **  Incorporated by reference to the Registration Statement on Form F-1 of PDV America, Inc. (No. 33-63742).

  *** Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on November 18, 1997.

 ****  Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 17, 1999.

***** Incorporated by reference to the Registrant's Report on Form 10-K filed with the Commission on March 21, 2001.