Form 10-Q
period 2002-03-31
CITGO PETROLEUM CORP
filed 2002-05-10
CIK 1011746

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $1.00 PAR VALUE                        1,000
           (Class)                          (outstanding at April 30, 2002)

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

TABLE OF CONTENTS

                                                                                                      PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.........................................................  1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - March 31, 2002 and
              December 31, 2001 (as restated) .......................................................  2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three-Month Periods Ended March 31, 2002 and 2001 (as restated)........................  3

              Condensed Consolidated Statement of Shareholder's Equity - Three-Month Period
              Ended March 31, 2002 (as restated).....................................................  4

              Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
              March 31, 2002 and 2001 (as restated)..................................................  5

              Notes to the Condensed Consolidated Financial Statements...............................  6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.................................................................  14

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................  19

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.....................................................................  24

   Item 6.    Exhibits and Reports on Form 8-K......................................................  24

  SIGNATURES........................................................................................  25

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This Report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" pertaining to capital expenditures and investments related to environmental compliance, strategic planning, purchasing patterns of refined products and capital resources available to CITGO (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "prospect" and similar expressions are used to identify forward looking statements. Those statements are subject to risks and uncertainties, such as increased inflation, continued access to capital markets and commercial bank financing on favorable terms, increases in environmental and other regulatory burdens, outcomes of currently contested matters, changes in prices or demand for CITGO products as a result of competitive actions or economic factors and changes in the cost of crude oil, feedstocks, blending components or refined products. Those statements are also subject to the risks of increased costs in related technologies and those technologies producing anticipated results. Should one or more of these risks or uncertainties, among others, materialize, actual results may vary materially from those estimated, anticipated or projected. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Report. CITGO undertakes no obligation to publicly release any revision to these forward looking statements to reflect events or circumstances after the date of this Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                                                       DECEMBER 31,
                                                                                     MARCH 31,            2001
                                                                                       2002           (AS RESTATED
                                                                                    (UNAUDITED)        -See Note 1)
                                                                                   ------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                            $ 21,773          $ 104,362
  Accounts receivable, net                                                              920,750            913,068
  Due from affiliates                                                                    59,717             64,923
  Inventories                                                                         1,030,281          1,109,346
  Prepaid expenses and other                                                             67,692             95,334
                                                                                   ------------       ------------
            Total current assets                                                      2,100,213          2,287,033

PROPERTY, PLANT AND EQUIPMENT - Net                                                   3,357,541          3,292,469

INVESTMENTS IN AFFILIATES                                                               710,046            700,701

OTHER ASSETS                                                                            256,773            228,906
                                                                                   ------------       ------------
                                                                                   $  6,424,573        $ 6,509,109
                                                                                   ============       ============
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                                             $    90,000       $          -
  Accounts payable                                                                      592,817            616,854
  Payables to affiliates                                                                344,179            265,517
  Taxes other than income                                                               208,778            219,699
  Other                                                                                 228,811            300,484
  Current portion of long-term debt                                                      86,364            107,864
  Current portion of capital lease obligation                                            20,358             20,358
                                                                                   ------------       ------------
            Total current liabilities                                                 1,571,307          1,530,776

LONG-TERM DEBT                                                                        1,233,700          1,303,692

CAPITAL LEASE OBLIGATION                                                                 46,964             46,964

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                             225,940            218,706

OTHER NONCURRENT LIABILITIES                                                            210,938            217,121

DEFERRED INCOME TAXES                                                                   749,891            767,338

MINORITY INTEREST                                                                             -             23,176

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding             1                  1
  Additional capital                                                                  1,659,698          1,659,698
  Retained earnings                                                                     729,521            745,102
  Accumulated other comprehensive loss                                                   (3,387)            (3,465)
                                                                                   ------------       ------------
            Total shareholder's equity                                                2,385,833          2,401,336
                                                                                   ------------       ------------
                                                                                   $  6,424,573       $  6,509,109
                                                                                   ============       ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (Dollars in Thousands)

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                           ---------------
                                                                         2002           2001
                                                                     -----------    -----------
                                                                                   (AS RESTATED
                                                                                    -See Note 1)
                                                                                    -----------
REVENUES:

  Net sales                                                          $ 3,622,355    $ 4,895,632
  Sales to affiliates                                                     49,067         65,919
                                                                     -----------    -----------
                                                                       3,671,422      4,961,551
  Equity in earnings of affiliates                                        18,934         23,631
  Insurance recoveries                                                    94,706             --
  Other income (expense) - net                                            (6,501)        (2,006)
                                                                     -----------    -----------
                                                                       3,778,561      4,983,176

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including purchases
     of $1,238,848 and $1,585,970 from affiliates)                     3,708,903      4,747,468
  Selling, general and administrative expenses                            76,387         60,063
  Interest expense, excluding capital lease                               15,723         18,321
  Capital lease interest charge                                            1,893          2,407
  Minority interest                                                           --             34
                                                                     -----------    -----------
                                                                       3,802,906      4,828,293
                                                                     -----------    -----------
(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                             (24,345)       154,883

INCOME TAXES                                                              (8,764)        56,303
                                                                     -----------    -----------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                                      (15,581)        98,580

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
    NET OF RELATED INCOME TAXES OF $0 AND $7,977                              --         13,600
                                                                     -----------    -----------
NET (LOSS) INCOME                                                        (15,581)       112,180
                                                                     -----------    -----------
OTHER COMPREHENSIVE INCOME (LOSS):
  Cash flow hedges:
    Cumulative effect, accounting for derivatives, net
      of related income taxes of $0 and $(850)                                --         (1,450)

  Less: reclassification adjustment for derivative losses included
    in net income, net of related income taxes of $44 and $139                78            237
                                                                     -----------    -----------
OTHER COMPREHENSIVE INCOME (LOSS)                                             78         (1,213)
                                                                     -----------    -----------
COMPREHENSIVE (LOSS) INCOME                                          $   (15,503)   $   110,967
                                                                     ===========    ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

                                                                                      ACCUMULATED
                                                                                         OTHER
                                        COMMON STOCK      ADDITIONAL    RETAINED     COMPREHENSIVE
                                       SHARES   AMOUNT     CAPITAL      EARNINGS     INCOME (LOSS)       TOTAL
                                       ------   ------     -------      --------     -------------       -----
BALANCE, DECEMBER 31, 2001
  (As Restated - See Note 1)               1      $1      $1,659,698   $ 745,102        $(3,465)      $ 2,401,336

Net loss                                   -       -              --     (15,581)            --           (15,581)

Other comprehensive income                 -       -              --          --             78                78
                                       ------   ------     -------      --------        -------       -----------

BALANCE, MARCH 31, 2002                    1      $1      $1,659,698   $ 729,521        $(3,387)      $ 2,385,833
                                       ======   ======    ==========   =========        =======       ===========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              ------------------
                                                              2002          2001
                                                            ---------    ---------
                                                                       (AS RESTATED
                                                                       -See Note 1)
                                                                         ---------
CASH FLOWS FROM OPERATING ACTIVITIES                        $  57,512    $ 175,758
                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (120,510)     (37,436)
  Proceeds from sales of property, plant and equipment            276          629
  Investments in LYONDELL-CITGO Refining LP                   (15,400)      (1,300)
  Investments in and advances to other affiliates              (2,967)         (96)
                                                            ---------    ---------
            Net cash used in investing activities            (138,601)     (38,203)
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term bank loans      90,000      (37,500)
  Net repayments of revolving bank loans                      (66,500)          --
  Proceeds from issuance of tax-exempt bonds                   25,000       25,000
  Payments on taxable bonds                                   (25,000)     (25,000)
  Payments of capital lease obligations                            --       (8,402)
  Payments of master shelf agreement notes                    (25,000)          --
  Repayments of other debt                                         --       (1,778)
                                                            ---------    ---------
            Net cash used in financing activities              (1,500)     (47,680)
                                                            ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (82,589)      89,875

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                104,362       19,038
                                                            ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  21,773    $ 108,913
                                                            =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash (received) paid during the period for:
        Interest, net of amounts capitalized                $   9,391    $  17,671
                                                            =========    =========
        Income taxes (net of refund of $50,000 in 2002)     $ (45,561)   $ 111,808
                                                            =========    =========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (AS RESTATED)

1.    BASIS OF PRESENTATION

      The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 2001 and with respect to the interim three-month periods ended March 31, 2002 and 2001 (as restated) is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 2002 and 2001 (as restated) are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K, dated March 28, 2002, for additional information.

      On January 1, 2002, PDV America, the parent company of CITGO, made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI Midwest, Inc. ("VPHI"). No additional shares of the capital stock of CITGO were issued in connection with the contribution. Effective January 1, 2002, the accounts of VPHI are included in the consolidated financial statements of CITGO at the historical carrying value of PDV America's investment in VPHI. CITGO recorded the effects of this transaction in a manner similar to "pooling-of-interests" accounting. The 2001 financial statements have been restated to reflect the Company's financial condition at December 31, 2001 and the results of operations for the quarter ended March 31, 2001 as if the transaction had occurred on January 1, 2001. The following unaudited proforma information presents the separate results of operations for CITGO and VPHI for the three months ended March 31, 2001:

                                     (000'S OMITTED)
                                     ---------------
         Net Income CITGO               $ 79,350
         Net Income VPHI                  32,830
                                        --------
         Net Income Consolidated        $112,180
                                        ========



      The principal asset of VPHI is a petroleum refinery owned by its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"), located in Lemont, Illinois. CITGO has operated this refinery and purchased substantially all of its primary output, consisting of transportation fuels and petrochemicals, since 1997.

      The condensed consolidated financial statements include the accounts of CITGO and its wholly owned subsidiaries and Cit-Con Oil Corporation, which was 65% owned by CITGO through December 31, 2001 (collectively, "the Company"). On January 1, 2002, CITGO acquired the outstanding 35 percent interest in Cit-Con from Conoco, Inc. The principal asset of Cit-Con is a lubricants refinery in Lake Charles, Louisiana. This transaction did not have a material effect on the consolidated financial position or results of operations of the Company.

      Certain reclassifications have been made to the March 31, 2001 financial statements to conform to the classifications used at March 31, 2002.

2.    CHANGE IN ACCOUNTING PRINCIPLE

      On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition benefit of $13.6 million (as restated) to net income related to derivatives that existed on that date and an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income.

3.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                                    MARCH 31,   DECEMBER 31,
                                     2002          2001
                                  (UNAUDITED)  (AS RESTATED)
                                  -----------  -------------
                                        (000'S OMITTED)
         Refined products         $  766,150   $  836,683
         Crude oil                   184,572      193,319
         Materials and supplies       79,559       79,344
                                  ----------   ----------
                                  $1,030,281   $1,109,346
                                  ==========   ==========

4.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                           MARCH 31,    DECEMBER 31,
                                                                             2002           2001
                                                                          (UNAUDITED)   (AS RESTATED)
                                                                          -----------    -----------
                                                                                (000'S OMITTED)
         Revolving bank loans                                           $   325,000    $   391,500

         Senior Notes, $200 million face amount, due 2006 with
            interest rate of 7.875%                                         199,875        199,867

         Private Placement Senior Notes, due 2002 to 2006 with
            interest rate of 9.30%                                           56,819         56,819

         Master Shelf Agreement Senior Notes, due 2002 to
            2009 with interest rates from 7.17% to 8.94%                    235,000        260,000

         Tax Exempt Bonds, due 2004 to 2032 with variable
            and fixed interest rates                                        382,370        357,370

         Taxable Bonds, due 2026 to 2028 with variable interest rates       121,000        146,000
                                                                        -----------    -----------
                                                                          1,320,064      1,411,556
         Current portion of long-term debt                                  (86,364)      (107,864)
                                                                        -----------    -----------
                                                                        $ 1,233,700    $ 1,303,692
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

      On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had declared force majeure under the contract described above. As of December 31, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO had not been reduced due to PDVSA's declaration of force majeure. On January 22, 2002, PDVSA notified LYONDELL-CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expects to deliver approximately 20 percent less than the contract volume and that force majeure will be in effect until at least June 2002. PDVSA delivered approximately 89 percent of the contractual crude oil volume during the first quarter of 2002. When PDVSA reduces its delivery of crude oil under the crude oil supply contract, LYONDELL-CITGO is required to use alternative sources of crude oil which may result in reduced operating margins. The future effect of this declaration on LYONDELL-CITGO's crude oil supply and the duration of this situation are not known at this time.

      CITGO has notes receivable from LYONDELL-CITGO which total $35 million at March 31, 2002 and December 31, 2001. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                             March 31,  December 31,
                                              2002          2001
                                              ----          ----
                                          (Unaudited)
                                                (000s omitted)

         Carrying value of investment     $  521,063    $  507,940
         Notes receivable                     35,278        35,278
         Participation interest                   41%           41%

         Summary of financial position:
            Current assets                $  256,000    $  227,000
            Non current assets             1,430,000     1,434,000
            Current liabilities              813,000       377,000
            Non current liabilities          344,000       776,000
            Member's equity                  529,000       508,000

                                    Three Months Ended March 31,
                                    ----------------------------
                                           2002        2001
                                           ----        ----
                                       (Unaudited)
         Equity in net income            $ 14,438   $ 14,898
         Cash distribution received        16,715     15,372

         Summary of operating results:
            Revenue                      $706,718   $910,117
            Gross profit                   60,312     71,999
            Net income                     41,297     41,824

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

         A class action lawsuit brought by four former marketers of the UNO-VEN Company ("UNO-VEN") in U.S. District Court in Wisconsin against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Unocal's interest in UNO-VEN has resulted in the Federal judge granting the Company's motion for summary judgment. PDVMR and it's parent, VPHI, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including this matter.

         A lawsuit is pending against PDVMR and CITGO in Illinois state court which claims damages as a result of PDVMR invoicing a partnership in which it is a partner, and an affiliate of the other partner of the partnership, alleging excessive charges for electricity utilized by these entities' facilities located adjacent to the Lemont, Illinois refinery. The Company has denied all allegations and is pursuing its defenses.

         In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. A trial of the claims of approximately 20 plaintiffs began in April 2002. Approximately 1,300 claims have been resolved for immaterial amounts.

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

         CITGO is among defendants to class action and individual lawsuits in New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. These actions allege that MTBE poses public health risks and seek testing, damages and remediation of the alleged contamination. These matters are in early stages of discovery. One of the Illinois cases has been transferred to New York and consolidated with the case pending in New York. CITGO has denied all of the allegations and is pursuing its defenses. A North Carolina case has been settled for an immaterial amount.

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

         In 1992, the Company reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. The Company and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, the Company submitted further revisions as requested by the LDEQ. A ruling on the proposal, as amended, is expected in 2002 with final closure to begin later in 2002.

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

         In October 1999, the LDEQ issued the Company a NOV and Potential Penalty alleging violation of the National Emission Standards for Hazardous Air Pollutants ("NESHAPS") regulations covering benzene emissions from wastewater treatment operations at CITGO's Lake Charles, Louisiana refinery and requested additional information. The Company finalized a Settlement Agreement April 11, 2002 with the LDEQ that had the Company pay a penalty of $300,000 and agree to implement beneficial environmental projects at the Lake Charles refinery estimated at $1.3 million as well as miscellaneous requirements regarding compliance with NESHAPS.

         In January and July 2001, CITGO received NOVs from the U.S. EPA alleging violations of the Federal Clean Air Act. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits under the New Source Review provisions of the Clean Air Act. The NOV's to CITGO followed inspections and formal Information Requests regarding the Company's Lake Charles, Louisiana and Corpus Christi, Texas refineries and the Lemont, Illinois refinery which at the time was operated by CITGO but not owned by CITGO. At the U.S. EPA's request, the Company is engaged in settlement discussions, but is prepared to contest the NOVs if settlement discussions fail. If the Company settles or is found to have violated the provisions cited in the NOVs, it would be subject to possible penalties and significant capital expenditures for installation or upgrading of pollution control equipment or technologies.

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

         DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of March 31, 2002 the Company's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options, and over-the-counter swaps. At March 31, 2002, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $23 million and $24 million, respectively, related to the fair values of open commodity derivatives.

         CITGO has also entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 2002, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

7.       RELATED PARTY TRANSACTIONS

         CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions which entitle PDVSA to reduce the quantity of crude oil and feedstocks delivered under the crude oil supply agreements under specified circumstances. On February 9, 2001, PDVSA notified CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. During 2001, PDVSA deliveries of crude oil to CITGO were slightly less than contractual base volumes due to this declaration of force majeure. Therefore, the Company was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On January 22, 2002, PDVSA notified CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expected to deliver approximately 20 percent less than the contract volume and PDVSA indicated that force majeure will be in effect until at least June 2002. PDVSA delivered approximately 91 percent of the contractual crude oil volume during the first quarter of 2002. In March 2002, PDVSA delivered approximately 82 percent of the contractual crude oil volume. When PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO may obtain alternative sources of crude oil or increase its purchases of refined products which may result in reduced operating margins. The future effect of this declaration on CITGO's crude oil supply and the duration of this situation are not known at this time.

8.       INSURANCE RECOVERIES

         The insurance recoveries of $95 million included in the first quarter of 2002 relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit is expected to be operational in May 2002. The Company has insurance coverage for this type of event including business interruption insurance. The Company received cash proceeds of $101 million during the quarter, a portion of which were applied to receivables recorded during 2001. The Company expects to recover additional amounts related to this event.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion of the financial condition and results of operations of CITGO should be read in conjunction with the unaudited condensed consolidated financial statements of CITGO included elsewhere herein. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K, dated March 28, 2002, for additional information and a description of critical accounting policies and factors which may cause substantial fluctuations in the earnings and cash flows of CITGO.

         On January 1, 2002, PDV America, the parent company of CITGO, made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI. Effective January 1, 2002, the accounts of VPHI are included in the consolidated financial statements of CITGO at the historical carrying value of PDV America's investment in VPHI. (See Note 1 to the condensed consolidated financial statements). In the following discussion and analysis of financial condition and results of operations, 2001 data has been restated to reflect the Company's financial condition and results of operations for the quarter ended March 31, 2001 as if the transaction had occurred on January 1, 2001.

         In the quarter ended March 31, 2002, CITGO generated a net loss of $15.6 million on total revenue of $3.8 billion compared to net income of $112.2 million on total revenue of $5.0 billion for the same period last year. (See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month periods ended March 31, 2002 and 2001:


                        CITGO SALES REVENUES AND VOLUMES

                                                        THREE                       THREE
                                                    MONTHS ENDED                 MONTHS ENDED
                                                       MARCH 31,                   MARCH 31,
                                                ----------------------------------------------------
                                                  2002          2001          2002         2001
                                                  ----          ----          ----         ----
                                                            (AS RESTATED)              (AS RESTATED)
                                                            -------------              -------------
                                                   ($ in millions)           (gallons in millions)
Gasoline                                        $ 2,110        $ 2,660        3,340        3,014
Jet fuel                                            310            482          532          573
Diesel/#2 fuel                                      758          1,188        1,319        1,457
Asphalt                                              41             50           77           90
Petrochemicals and industrial products              298            426          499          536
Lubricants and waxes                                130            142           59           70
                                                -------------------------------------------------
        Total refined product sales               3,647          4,948        5,826        5,740
Other sales and adjustments                          24             14
                                                -------------------------------------------------
        Total sales                             $ 3,671        $ 4,962        5,826        5,740
                                                =================================================

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month periods ended March 31, 2002 and 2001:


                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                  -----------------------------------
                                                                           2002                2001
                                                                  -----------------------------------
                                                                                          (As Restated)
                                                                                           -----------
                                                                             ($ in millions)
Crude oil                                                                    $ 892           $ 1,326
Refined products                                                             1,982             2,462
Intermediate feedstocks                                                        266               309
Refining and manufacturing costs                                               283               301
Other operating costs, expenses and inventory changes                          286               349
                                                                  -----------------------------------
       Total cost of sales and operating expenses                          $ 3,709           $ 4,747
                                                                  ===================================

         Sales revenues and volumes. Sales decreased $1.3 billion, or approximately 26%, in the three-month period ended March 31, 2002 as compared to the same period in 2001. This was due to a decrease in average sales price of 27% partially offset by an increase in sales volume of 2%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates decreased by $5 million for the three-month period ended March 31, 2002 as compared to the same period in 2001. The decrease was primarily due to the decrease in the earnings of Nelson Industrial Steam Company. CITGO's share of these earnings decreased $9 million, from $7 million in the first quarter of 2001 to $(2) million in the first quarter of 2002. This decrease was partially offset by an increase in the earnings of pipeline affiliates. CITGO's share of these earnings increased $4 million, from $4 million in the first quarter of 2001 to $8 million in the first quarter of 2002.

         Insurance recoveries. The insurance recoveries of $95 million included in the first quarter of 2002 relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit is expected to be operational in May 2002. The Company has insurance coverage for this type of event including business interruption insurance. The Company expects to recover additional amounts related to this event.

         Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $1 billion or 22%, in the quarter ended March 31, 2002 as compared to the same period in 2001. PDVSA's reduction of deliveries of crude oil related to its declaration of force majeure on its crude oil supply agreements did not have a significant effect on the crude oil component of cost of sales and operating expenses in the first quarter 2002 or 2001. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 53% of total cost of sales and operating expenses for the first quarter 2002 and 52% for the first quarter of 2001. CITGO estimates margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is not practical to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         Gross margin. The gross margin for the three-month period ended March 31, 2002 was negative, approximately (0.7) cents per gallon, compared to a positive gross margin of approximately 3.7 cents per gallon for the same period in 2001. The revenue per gallon component in the three-month period ended March 31, 2002 was approximately 23 cents less than the revenue per gallon in the three-month period ended March 31, 2001. The cost per gallon component in the three-month period ended March 31, 2002 was approximately 19 cents less than the cost per gallon in the three-month period ended March 31, 2001. As a result, the gross margin decreased approximately 4.4 cents on a per gallon basis in the quarter ended March 31, 2002 compared to the same period in 2001. The gross margin is directly affected by changes in selling prices relative to changes in costs. An increase or decrease in the price for crude oil, feedstocks and blending products generally results in a corresponding increase or decrease in prices for refined products. Generally, the effect of changes in crude oil and feedstock prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. However, in the first quarter 2002, there was a substantial decrease in refined product sales prices without an equivalent decrease in costs resulting in a significant negative impact on CITGO's gross margin and earnings.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 27% from $60 million in the first quarter of 2001 to $76 million in the first quarter of 2002, primarily related to sponsorship fees, professional and consulting fees, and the start-up expenses related to international operations.

         Interest Expense. Interest expense decreased by $3 million in the three-month period ended March 31, 2002 as compared to the same period in 2001. This was primarily due to the decrease in key interest rates during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         For the three-month period ended March 31, 2002, the Company's consolidated net cash provided by operating activities totaled approximately $58 million including $101 million from insurance proceeds. Operating cash flows were derived from a net loss of $16 million, depreciation and amortization of $72 million and changes in working capital and other adjustments of $2 million. The more significant changes in working capital included the decrease in inventories of approximately $79 million, the decrease in prepaid expenses of $54 million, the increase in income taxes payable of $32 million, and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $99 million. Additionally, other long term assets increased $67 million.

         Net cash used in investing activities totaled $139 million for the three-month period ended March 31, 2002 consisting primarily of capital expenditures of $121 million (compared to $37 million for the same period in 2001). The capital expenditures during the first quarter of 2002 relate primarily to crude unit reconstruction at the Lemont refinery. On August 14, 2001, a fire occurred at the crude distillation unit of the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit is expected to be operational in May 2002.

         Net cash used in financing activities totaled $2 million for the three-month period ended March 31, 2002 consisting primarily of $67 million of payments on revolving bank loans, $25 million of payments on master shelf agreement notes and $25 million of payments on taxable bonds, offset by $90 million net proceeds from short-term bank loans and $25 million net proceeds on tax-exempt bonds.

         As of March 31, 2002, capital resources available to the Company included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $171 million and $100 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time. (See also "Factors Affecting Forward Looking Statements".)

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement expires in June 2002 and is renewable for successive annual terms by mutual agreement. CITGO intends to renew the agreement.

         The Company is in compliance with its obligations under its debt financing arrangements at March 31, 2002.

NEW ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which is fully effective in fiscal years beginning after December 15, 2001, although certain provisions of SFAS No. 142 were applicable to goodwill and other intangible assets acquired in transactions completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and requires that goodwill and intangibles with an indefinite life no longer be amortized but instead be periodically reviewed for impairment. The adoption of SFAS No. 142 did not materially impact the Company's financial position or results of operations.

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

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively; therefore, the adoption of SFAS No. 144 did not impact the Company's financial position or results of operations.

PROPOSED ACCOUNTING CHANGE

         The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2002, and that the effect of expensing existing deferred major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At March 31, 2002, the Company had included turnaround costs of $126 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at March 31, 2002, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives.

                        NON TRADING COMMODITY DERIVATIVES
                        Open Positions at March 31, 2002

                                                                        MATURITY   CONTRACTED      CONTRACT     MARKET
      COMMODITY                          DERIVATIVE                       DATE       VOLUME          VALUE       VALUE
      ---------                          ----------                       ----       ------          -----       -----
                                                                                                     ($ in millions)
                                                                                                   --------------------
No Lead Gasoline (1)    Futures Purchased                                 2002         441           $ 15.1      $ 15.4
                        Futures Sold                                      2002         577           $ 18.6      $ 20.0
                        Forward Purchase Contracts                        2002        2,826          $ 86.5      $ 93.1
                        Forward Sale Contracts                            2002        1,350          $ 41.9      $ 45.3

Distillates (1)         Futures Purchased                                 2002         926           $ 25.1      $ 26.7
                        Futures Purchased                                 2003         152           $  3.9      $  4.4
                        Futures Sold                                      2002         882           $ 22.5      $ 25.1
                        Forward Purchase Contracts                        2002        1,500          $ 39.6      $ 41.1
                        Forward Sale Contracts                            2002        2,050          $ 52.7      $ 57.1

Crude Oil (1)           Futures Purchased                                 2002         965           $ 22.1      $ 25.3
                        Futures Sold                                      2002         856           $ 21.4      $ 22.5
                        Futures Sold                                      2003         90            $  2.2      $  2.2
                        Listed Options Purchased                          2002        1,550             $ -      $  0.9
                        Listed Options Sold                               2002        1,550             $ -      $ (0.4)
                        OTC Swaps (Pay Floating/Receive Fixed)(3)         2002        1,260             $ -      $ (1.0)
                        OTC Swaps (Pay Fixed/Receive Floating)(3)         2002        1,830             $ -      $  1.7
                        Forward Purchase Contracts                        2002        5,021          $120.7      $132.4
                        Forward Sale Contracts                            2002        5,042          $119.0      $133.0

Natural Gas (2)         Futures Sold                                      2002         40            $  1.3      $  1.3


------------------------
(1)      Thousands of barrels
(2)      Ten-thousands of mmbtu
(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

                  NON TRADING COMMODITY DERIVATIVES
           Open Positions at March 31, 2001 (As Restated)

                                                                        MATURITY   CONTRACTED       CONTRACT       MARKET
      COMMODITY                           DERIVATIVE                      DATE       VOLUME           VALUE         VALUE
      ---------                           ----------                      ----       ------           -----         -----
                                                                                                        ($ in millions)
                                                                                                   ----------------------
No Lead Gasoline (1)     Futures Purchased                                2001        2007           $  75.6      $  76.7
                         Forward Purchase Contracts                       2001        3752           $ 132.3      $ 132.7
                         Forward Sale Contracts                           2001        2975           $ 104.8      $ 106.3

Distillates (1)          Futures Purchased                                2001        1171           $  34.6      $  34.8
                         Futures Purchased                                2002         299           $   9.0      $   9.0
                         OTC Swap Options Purchased                       2001         10            $     -      $     -
                         OTC Swap Options Sold                            2001         10            $     -      $     -
                         OTC Swap Options Purchased                       2002         30            $     -      $     -
                         OTC Swap Options Sold                            2002         30            $     -      $  (0.1)
                         Forward Purchase Contracts                       2001        1174           $  34.8      $  34.3
                         Forward Sale Contracts                           2001        1419           $  42.9      $  42.8

Crude Oil (1)            Futures Purchased                                2001         200           $   5.3        $ 5.3
                         Forward Purchase Contracts                       2001        7254           $ 201.7      $ 190.0
                         Forward Sales Contracts                          2001        8295           $ 230.8      $ 217.3

Natural Gas (2)          Futures Purchased                                2001         40            $   2.1      $   2.0
                         OTC Swap Options Purchased                       2001         100           $     -      $   0.3
                         OTC Swap Options Sold                            2001         120           $     -      $  (0.4)

-------------------------
(1)      Thousands of barrels
(2)      Ten-thousands of mmbtu

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At March 31, 2002 and 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.


                      NON TRADING INTEREST RATE DERIVATIVES
                    Open Positions at March 31, 2002 and 2001

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
                                                                                   ----
                                                                                   $ 42
                                                                                   ====

         The fair value of the interest rate swap agreements in place at March 31, 2002, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                DEBT OBLIGATIONS
                                At March 31, 2002

                                                                                  EXPECTED
                                 FIXED      AVERAGE FIXED        VARIABLE      AVERAGE VARIABLE
  EXPECTED MATURITIES          RATE DEBT    INTEREST RATE        RATE DEBT      INTEREST RATE
  -------------------          ---------    -------------        ---------      -------------
                           ($ in millions)                   ($ in millions)
          2002                   $ 11           9.30%              $115             3.45%
          2003                     61           8.79%               300             5.15%
          2004                     31           8.02%                16             6.52%
          2005                     12           9.30%                 -                -
          2006                    252           8.06%                 -                -
       Thereafter                 128           7.85%               484             9.85%
                                 ----           -----              ----            -----
         Total                 $ 495            8.15%              $915             7.45%
                               ======           =====             =====            =====

       Fair Value              $ 487                              $915
                               ======                             ====


                                DEBT OBLIGATIONS
                                At March 31, 2001
                                  (As Restated)

                                                                                  EXPECTED
                                 FIXED      AVERAGE FIXED        VARIABLE      AVERAGE VARIABLE
  EXPECTED MATURITIES          RATE DEBT    INTEREST RATE        RATE DEBT      INTEREST RATE
  -------------------          ---------    -------------        ---------      -------------
                           ($ in millions)                   ($ in millions)
          2001                   $ 40           9.11%              $ 5              5.52%
          2002                     36           8.78%                -                 -
          2003                     61           8.79%                -                 -
          2004                     31           8.02%               16              6.71%
          2005                     11           9.30%                -                 -
       Thereafter                 381           7.99%              485              8.49%
                                 ----           -----             ----             -----
         Total                  $ 560           8.23%            $ 506              8.40%
                                =====           =====            =====             =====

       Fair Value               $ 576                            $ 506
                                =====                            =====

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The required information is incorporated by reference to Part II of this Report from Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           None.

         (b)      Reports on Forms 8-K and 8-K/A:

                  A Form 8-K was filed with the Securities and Exchange Commission on January 16, 2002 in regard to the fact that on January 1, 2002, PDV America, Inc. ("PDVA"), the parent company of CITGO Petroleum Corporation, made a contribution to the capital of CITGO of all of the common stock of PDVA's wholly-owned subsidiary, VPHI. No additional shares of the capital stock of CITGO were issued in connection with the contribution. Effective January 1, 2002, the accounts of VPHI are included in the consolidated financial statements of CITGO at the historical carrying value of PDVA's investment in VPHI. CITGO recorded the effects of this transaction in a manner similar to "pooling-of-interests" accounting.

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

                  A Form 8-K/A was filed with the Securities and Exchange Commission on March 8, 2002 amending the Form 8-K noted above. The 8-K/A included the financial statements as of and for the year ended December 31, 2001 of VPHI and the pro forma financial information for CITGO's consolidated financial position as of December 31, 2001 and results of operations for the three years in the period ended December 31, 2001 as if the transaction had occurred on January 1, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CITGO PETROLEUM CORPORATION




Date:   May 10, 2002                           /s/   Larry E. Krieg
                                            ----------------------------------
                                                     Larry E. Krieg
                                          Controller (Chief Accounting Officer)