Form 10-Q
period 2002-06-30
CITGO PETROLEUM CORP
filed 2002-08-12
CIK 1011746

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                                 -------------
                                       OR

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         COMMON STOCK, $1.00 PAR VALUE                        1,000
         -----------------------------                        -----
                    (Class)                      (outstanding at July 31, 2002)


================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                               PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS......................................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001 (as restated)...........2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three and Six-Month Periods Ended June 30, 2002 and 2001 (as restated)..............................3

              Condensed Consolidated Statement of Shareholder's Equity - Six-Month Period
              Ended June 30, 2002 (as restated)...................................................................4

              Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended
              June 30, 2002 and 2001 (as restated)................................................................5

              Notes to the Condensed Consolidated Financial Statements............................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................16

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................22

PART II.       OTHER INFORMATION

   Item 1.    Legal Proceedings..................................................................................26

   Item 6.    Exhibits and Reports on Form 8-K...................................................................26

SIGNATURES.......................................................................................................27

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2002              2001
                                                                                                        (AS RESTATED
                                                                                       (UNAUDITED)      - SEE NOTE 1)
                                                                                      ------------      ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                           $     18,890      $    104,362
  Accounts receivable, net                                                               1,110,304           913,068
  Due from affiliates                                                                       47,733            64,923
  Inventories                                                                            1,127,993         1,109,346
  Prepaid expenses and other                                                                48,464            95,334
                                                                                      ------------      ------------
            Total current assets                                                         2,353,384         2,287,033

PROPERTY, PLANT AND EQUIPMENT - Net                                                      3,505,316         3,292,469

RESTRICTED CASH                                                                             36,012                --

INVESTMENTS IN AFFILIATES                                                                  724,265           700,701

OTHER ASSETS                                                                               274,821           228,906
                                                                                      ------------      ------------
                                                                                      $  6,893,798      $  6,509,109
                                                                                      ============      ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term bank loans                                                                    130,000                --
  Accounts payable                                                                         712,670           616,854
  Payables to affiliates                                                                   332,489           265,517
  Taxes other than income                                                                  206,511           219,699
  Other                                                                                    211,925           300,484
  Current portion of long-term debt                                                        531,364           107,864
  Current portion of capital lease obligation                                               31,404            20,358
                                                                                      ------------      ------------
            Total current liabilities                                                    2,156,363         1,530,776

LONG-TERM DEBT                                                                             971,357         1,303,692

CAPITAL LEASE OBLIGATION                                                                    35,918            46,964

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                233,166           218,706

OTHER NONCURRENT LIABILITIES                                                               216,099           217,121

DEFERRED INCOME TAXES                                                                      798,701           767,338

MINORITY INTEREST                                                                               --            23,176

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                1                 1
  Additional capital                                                                     1,659,698         1,659,698
  Retained earnings                                                                        825,805           745,102
  Accumulated other comprehensive loss                                                      (3,310)           (3,465)
                                                                                      ------------      ------------
            Total shareholder's equity                                                   2,482,194         2,401,336
                                                                                      ------------      ------------
                                                                                      $  6,893,798      $  6,509,109
                                                                                      ============      ============


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       THREE MONTHS                        SIX MONTHS
                                                                       ENDED JUNE 30,                     ENDED JUNE 30,
                                                                       --------------                     --------------
                                                                   2002             2001             2002               2001
                                                               ------------      ------------     ------------      ------------
                                                                                 (AS RESTATED                       (AS RESTATED
REVENUES:                                                                        - SEE NOTE 1)                      - SEE NOTE 1)
                                                                                 ------------                       ------------
  Net sales                                                    $  4,733,631      $  5,689,901     $  8,355,986      $ 10,585,533
  Sales to affiliates                                                59,810            66,070          108,877           131,989
                                                               ------------      ------------     ------------      ------------
                                                                  4,793,441         5,755,971        8,464,863        10,717,522
  Equity in earnings of affiliates                                   30,339            37,190           49,273            60,821
  Insurance recoveries                                              115,835                --          210,541                --
  Other income (expense) - net                                       (8,009)              868          (14,510)           (1,138)
                                                               ------------      ------------     ------------      ------------
                                                                  4,931,606         5,794,029        8,710,167        10,777,205
                                                               ------------      ------------     ------------      ------------

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
     (including purchases of $1,642,405, $1,891,288,
     $2,881,253 and $3,477,258 from affiliates)                   4,686,882         5,300,767        8,395,785        10,048,235
  Selling, general and administrative expenses                       74,939            78,484          151,326           138,547
  Interest expense, excluding capital lease                          17,447            17,896           33,170            36,217
  Capital lease interest charge                                       1,894             2,406            3,787             4,813
  Minority interest                                                      --                37               --                71
                                                               ------------      ------------     ------------      ------------
                                                                  4,781,162         5,399,590        8,584,068        10,227,883
                                                               ------------      ------------     ------------      ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         150,444           394,439          126,099           549,322

INCOME TAXES                                                         54,160           143,150           45,396           199,453
                                                               ------------      ------------     ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                    96,284           251,289           80,703           349,869

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,977                                 --                --               --            13,600
                                                               ------------      ------------     ------------      ------------

NET INCOME                                                           96,284           251,289           80,703           363,469
                                                               ------------      ------------     ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net
         of related income taxes of $(850)                               --                --               --            (1,450)

      Less: reclassification adjustment for
         derivative losses included in net income, net of
         related income taxes of $44, $45, $88, and $184                 77                77              155               314
                                                               ------------      ------------     ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS)                                        77                77              155            (1,136)
                                                               ------------      ------------     ------------      ------------

COMPREHENSIVE INCOME                                           $     96,361      $    251,366     $     80,858      $    362,333
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

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                      ACCUMULATED
                                                                                         OTHER
                                     COMMON STOCK         ADDITIONAL     RETAINED     COMPREHENSIVE
                                   SHARES     AMOUNT       CAPITAL       EARNINGS     (LOSS) INCOME         TOTAL
                                   ------     ------     -----------     --------     -------------      -----------
BALANCE, DECEMBER 31, 2001              1     $    1     $ 1,659,698     $745,102     $      (3,465)     $ 2,401,336
    (As Restated - See Note 1)

Net income                             --         --              --       80,703                --           80,703

Other comprehensive income             --         --              --           --               155              155
                                   ------     ------     -----------     --------     -------------      -----------

BALANCE, JUNE 30, 2002                  1     $    1     $ 1,659,698     $825,805     $      (3,310)     $ 2,482,194
                                   ======     ======     ===========     ========     =============      ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                           SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                         --------------
                                                                      2002           2001
                                                                    ---------      ---------
                                                                                 (AS RESTATED
                                                                                 - SEE NOTE 1)
                                                                                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                $ 121,738      $ 397,335
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (349,957)       (81,113)
  Proceeds from sales of property, plant and equipment                    547          1,036
  Increase in restricted cash                                         (36,012)            --
  Investments in LYONDELL-CITGO Refining LP                           (18,700)        (5,700)
  Investments in and advances to other affiliates                     (15,918)          (304)
                                                                    ---------      ---------
            Net cash used in investing activities                    (420,040)       (86,081)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term bank loans             130,000        (37,500)
  Net proceeds from revolving bank loans                               78,500         16,000
  Proceeds from issuance of tax-exempt bonds                           62,650         25,000
  Payments on taxable bonds                                           (25,000)       (25,000)
  Payments of capital lease obligations                                    --        (17,276)
  Payments of master shelf agreement notes                            (25,000)            --
  Repayment of other debt                                              (8,320)       (11,577)
                                                                    ---------      ---------
            Net cash provided by (used in) financing activities       212,830        (50,353)
                                                                    ---------      ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (85,472)       260,901

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        104,362         19,038
                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  18,890      $ 279,939
                                                                    =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                        $  33,778      $  45,939
                                                                    =========      =========
        Income taxes, net of refunds of $50,700 in 2002             $  45,222      $ 184,300
                                                                    =========      =========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

    The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 2001 and with respect to the interim three-month and six-month periods ended June 30, 2002 and 2001 (as restated) is unaudited. In the opinion of management, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six-month periods ended June 30, 2002 and 2001 (as restated) are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2001 on Form 10-K, dated March 28, 2002, for additional information.

    On January 1, 2002, PDV America, the parent company of CITGO, made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI Midwest, Inc. ("VPHI"). No additional shares of the capital stock of CITGO were issued in connection with the contribution. Effective January 1, 2002, the accounts of VPHI are included in the consolidated financial statements of CITGO at the historical carrying value of PDV America's investment in VPHI. CITGO recorded the effects of this transaction in a manner similar to "pooling-of-interests" accounting. The 2001 financial statements have been restated to reflect the Company's financial condition at December 31, 2001 and the results of operations for the three-month and six-month periods ended June 30, 2001 as if the transaction had occurred on January 1, 2001. The following unaudited proforma information presents the separate results of operations for CITGO and VPHI for the three months and six months ended June 30, 2001:


                                                 Three Months       Six Months
                                                    Ended              Ended
                                                 June 30, 2001     June 30, 2001
                                                 -------------     -------------
                                                          (000s omitted)
              Net Income CITGO                     $149,571          $228,921
              Net Income VPHI                       101,718           134,548
                                                   --------          --------
              Net Income Consolidated              $251,289          $363,469
                                                   ========          ========

    The principal asset of VPHI is a petroleum refinery owned by its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"), located in Lemont, Illinois. CITGO has operated this refinery and purchased substantially all of its primary output, consisting of transportation fuels and petrochemicals, since 1997.

    The condensed consolidated financial statements include the accounts of CITGO and its wholly owned subsidiaries and Cit-Con Oil Corporation, which was 65% owned by CITGO through December 31, 2001 (collectively, "the Company"). On January 1, 2002, CITGO acquired the outstanding 35 percent interest in Cit-Con from Conoco, Inc. The principal asset of Cit-Con is a lubricants refinery in Lake Charles, Louisiana. This transaction did not have a material effect on the consolidated financial position or results of operations of the Company. The legal entity, Cit-Con Oil Corporation, was dissolved effective April 1, 2002.

    Certain reclassifications have been made to the June 30, 2001 financial statements to conform to the classifications used for the periods ended June 30, 2002.

2.  CHANGE IN ACCOUNTING PRINCIPLE

    On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition benefit of $13.6 million (as restated-See Note 1) to net income related to derivatives that existed on that date and an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income.

3.  INVENTORIES

    Inventories, primarily at LIFO, consist of the following:


                            JUNE 30,       DECEMBER 31,
                              2002            2001
                           (UNAUDITED)     (AS RESTATED)
                           -----------     -----------
                                 (000'S OMITTED)
Refined products           $   778,023     $   836,683
Crude oil                      268,650         193,319
Materials and supplies          81,320          79,344
                           -----------     -----------
                           $ 1,127,993     $ 1,109,346
                           ===========     ===========


4.  SHORT-TERM BANK LOANS

    As of July 30, 2002, the Company had established $150 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the federal funds' interest rates. Maturity options vary up to 30 days. The Company had $130 million and $0 of borrowings outstanding under these facilities at June 30, 2002 and December 31, 2001, respectively.

5.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                  JUNE 30,         DECEMBER 31,
                                                                    2002               2001
                                                                 (UNAUDITED)      (AS RESTATED)
                                                                 -----------      -------------
                                                                       (000'S OMITTED)
Revolving bank loans                                             $   470,000      $     391,500

Senior Notes, $200 million face amount, due 2006 with
   interest rate of 7.875%                                           199,882            199,867

Private Placement Senior Notes, due 2002 to 2006 with
   interest rate of 9.30%                                             56,819             56,819

Master Shelf Agreement Senior Notes, due 2003 to
   2009 with interest rates from 7.17% to 8.94%                      235,000            260,000

Tax Exempt Bonds, due 2004 to 2032 with variable
   and fixed interest rates                                          420,020            357,370

Taxable Bonds, due 2026 to 2028 with variable interest rates         121,000            146,000
                                                                 -----------      -------------
                                                                   1,502,721          1,411,556
Current portion of long-term debt                                   (531,364)          (107,864)
                                                                 -----------      -------------
                                                                 $   971,357      $   1,303,692
                                                                 ===========      =============

    The Company's revolving bank loan agreements with various banks mature in May 2003 and consist of (i) a $400 million, five-year, revolving bank loan;
    (ii) a $150 million, 364-day, revolving bank loan; and (iii) a $25 million, 364-day, revolving bank loan. The Company intends to replace the revolving bank loans when they mature.

    On March 20, 2002, CITGO issued $25 million of tax exempt revenue bonds due 2032. The proceeds were used to redeem $25 million of taxable Gulf Coast Environmental facilities revenue bonds due 2032.

    On May 3, 2002, CITGO issued $7.7 million of environmental facilities revenue bonds due 2032. On June 28, 2002, CITGO issued $30 million of environmental facilities revenue bonds due 2032. The proceeds from both of these issuances will be used for capital projects at the Lemont refinery. Restricted cash of $36 million at June 30, 2002 represents highly liquid investments held in trust accounts in accordance with these bond agreements. Funds are released solely for financing the qualified capital expenditures as defined in the bond agreements.

6.  INVESTMENT IN LYONDELL-CITGO REFINING LP

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

    On February 9, 2001, PDVSA notified LYONDELL-CITGO that effective February 1, 2001, it had declared force majeure under the contract described above. As of December 31, 2001, PDVSA deliveries of crude oil to LYONDELL-CITGO had not been reduced due to PDVSA's declaration of force majeure. On January 22, 2002, PDVSA notified LYONDELL-CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expected to deliver approximately 20 percent less than the contract volume and PDVSA indicated that force majeure will be in effect until at least June 2002. To date, there have been no updates to the January 22, 2002 notification, and as a result, force majeure remains in effect. PDVSA delivered approximately 83 percent of the contractual crude oil volume during the second quarter of 2002. In the six months ended June 30, 2002, PDVSA delivered approximately 86 percent of the contractual crude oil volume. When PDVSA reduces its delivery of crude oil under the crude oil supply contract, LYONDELL-CITGO may obtain alternative sources of crude oil which may result in reduced operating margins. As a result, LYONDELL-CITGO estimates that crude oil costs in the quarter and the six-month period ended June 30, 2002 were increased by $17 million. The future effect of this declaration on LYONDELL-CITGO's crude oil supply and the duration of this situation are not known at this time.

    CITGO has notes receivable from LYONDELL-CITGO which total $35 million at June 30, 2002 and December 31, 2001. The notes bear interest at market rates and are due July 1, 2003. These notes are included in other assets in the accompanying consolidated balance sheets.

    CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                 June 30,        December 31,
                                                   2002              2001
                                               ------------      ------------
                                                (Unaudited)
                                                     (000s omitted)
Carrying value of investment                   $    528,927      $    507,940
Notes receivable                                     35,278            35,278
Participation interest                                   41%               41%

Summary of financial position:
   Current assets                              $    281,000      $    227,000
   Non current assets                             1,419,000         1,434,000
   Current liabilities (including debt of           802,000           377,000
        $460,000 and $50,000 at June 30,
        2002 and December 31, 2001,
        respectively)
   Non current liabilities (including debt          345,000           776,000
       of $0 and $450,000 at June 30,
       2002 and December 31, 2001,
       respectively)
   Member's equity                                  553,000           508,000


                                              Six Months Ended June 30,
                                             ---------------------------
                                                 2002            2001
                                             -----------     -----------
                                                     (Unaudited)
Equity in net income                         $    38,089     $    39,220
Cash distribution received                        35,802          37,002

Summary of operating results:
   Revenue                                   $ 1,545,725     $ 1,841,785
   Gross profit                                  145,384         166,324
   Net income                                    104,325         107,507


    LYONDELL-CITGO's 18-month term loan and working capital revolver will mature in January 2003. The Owners are currently reviewing financing alternatives to address this situation.

7.  COMMITMENTS AND CONTINGENCIES

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

    A class action lawsuit brought by four former marketers of the UNO-VEN Company ("UNO-VEN") in U.S. District Court in Wisconsin against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Unocal's interest in UNO-VEN has resulted in the judge granting the Company's motion for summary judgment. The plaintiffs are appealing the summary judgment. PDVMR and its parent, VPHI, jointly and severally, have agreed to indemnify UNO-VEN and certain other related entities against certain liabilities and claims, including this matter.

    A lawsuit is pending against PDVMR and CITGO in Illinois state court which claims damages as a result of PDVMR invoicing a partnership in which it is a partner, and an affiliate of the other partner of the partnership, alleging excessive charges for electricity utilized by these entities' facilities located adjacent to the Lemont, Illinois refinery. The electricity supplier to the refinery is seeking recovery from the Company of alleged underpayments for electricity. The Company has denied all allegations and is pursuing its defenses.

    In May 1997, a fire occurred at CITGO's Corpus Christi refinery. No serious personal injuries were reported. There are seventeen related lawsuits pending in Corpus Christi, Texas state court against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. A trial of the claims of approximately 20 plaintiffs which began in April 2002 is currently stayed. Approximately 1,300 claims have been resolved for immaterial amounts.

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

    A lawsuit alleging wrongful death and personal injury filed in 1996 against CITGO and other industrial facilities in Corpus Christi, Texas state court brought by persons who claim that exposure to refinery hydrocarbon emissions have caused various forms of illness has been settled by the Company for an immaterial amount.

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

    CITGO is among defendants to putative class action and individual lawsuits in New York and Illinois alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. These actions allege that MTBE poses public health risks and seek testing, damages and remediation of the alleged contamination. These matters are in early stages of discovery. One of the Illinois cases was consolidated in U.S. District Court in New York with the case pending in New York and the judge in the case denied the plaintiffs' motion for class certification.

    In August 1999, the U.S. Department of Commerce rejected a petition filed by a group of independent oil producers to apply antidumping measures and countervailing duties against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. The petitioners appealed this decision before the U.S. Court of International Trade based in New York, where the matter is still pending. On September 19, 2000, the Court of International Trade remanded the case to the Department of Commerce with instructions to reconsider its August 1999 decision. The Department of Commerce was required to make a revised decision as to whether or not to initiate an investigation within 60 days. The Department of Commerce appealed to the U.S. Court of Appeals for the Federal Circuit, which dismissed the appeal as premature on July 31, 2001. The Department of Commerce issued its revised decision, which again rejected the petition, in August 2001. The revised decision is awaiting review by the Court of International Trade.

    Approximately 280 lawsuits are currently pending against the Company in state and federal courts, primarily in Louisiana, Texas, and Illinois. The cases were brought by former employees and contractors seeking damages for asbestos related illnesses allegedly resulting from exposure at refineries owned or operated by the Company in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, there are multiple defendants. In some cases, the Company is indemnified by or has the right to seek indemnification for losses and expense that it may incur from prior owners of the refineries or employers of the claimants. The Company does not believe that the resolution of the cases will have an adverse material effect on its financial condition or results of operations.

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

    In 1992, the Company reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at the Company's Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. The

    Company and its former owner are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, the Company submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order will begin in 2002.

    The Texas Natural Resources Conservation Commission ("TNRCC") conducted environmental compliance reviews at the Corpus Christi refinery in 1998 and 1999. CITGO and TNRCC have agreed to settle all matters related to the compliance reviews. CITGO has agreed to revise certain environmental practices and reports and has agreed to pay $750 thousand.

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

    In January and July 2001, CITGO received Notices of Violation ("NOVs") from the U.S. EPA alleging violations of the Federal Clean Air Act. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits under the New Source Review provisions of the Clean Air Act. The NOV's to CITGO followed inspections and formal Information Requests regarding the Company's Lake Charles, Louisiana and Corpus Christi, Texas refineries and the Lemont, Illinois refinery which at the time was operated by CITGO but not owned by CITGO. At the U.S. EPA's request, the Company is engaged in settlement discussions, but is prepared to contest the NOVs if settlement discussions fail. If the Company settles or is found to have violated the provisions cited in the NOVs, it would be subject to possible penalties and significant capital expenditures for installation or upgrading of pollution control equipment or technologies.

    In June 1999, a NOV was issued by the U.S. EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants regulations covering benzene emissions from wastewater treatment operations at the Lemont, Illinois refinery operated by CITGO. CITGO is in settlement discussions with the U.S. EPA. The Company believes this matter will be consolidated with the matters described in the previous paragraph.

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

    DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of June 30, 2002 the Company's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts and over-the-counter swaps. At June 30, 2002, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $19 million and $13 million, respectively, related to the fair values of open commodity derivatives.

    CITGO has also entered into various interest rate swaps to manage its risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 2002, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Company considers the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

8.  RELATED PARTY TRANSACTIONS

    CITGO's largest supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's refineries. These crude oil supply agreements contain force majeure provisions which entitle PDVSA to reduce the quantity of crude oil and feedstocks delivered under the crude oil supply agreements under specified circumstances. On February 9, 2001, PDVSA notified CITGO that it had declared force majeure, effective February 1, 2001, under each of the long-term crude oil supply agreements it has with CITGO. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. During 2001, PDVSA deliveries of crude oil to CITGO were slightly less than contractual base volumes due to this declaration of force majeure. Therefore, the Company was required to obtain alternative sources of crude oil, which resulted in lower operating margins. On January 22, 2002, PDVSA notified CITGO that pursuant to the February 9, 2001 declaration of force majeure, effective March 1, 2002, PDVSA expected to deliver approximately 20 percent less than the contract volume and PDVSA indicated that force majeure will be in effect until at least June 2002. To date, there have been no updates to the January 22, 2002 notification, and as a result, force majeure remains in effect. PDVSA delivered approximately 81 percent of the contractual crude oil volume during the second quarter of 2002. In the six months ended June 30, 2002, PDVSA delivered approximately 87 percent of the contractual crude oil volume. When PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO may obtain alternative sources of crude oil or increase its purchases of refined products which may result in reduced operating margins. As a result, CITGO estimates that crude oil costs during the quarter ended June 30, 2002 were increased by $12 million and during the six months ended June 30, 2002 were increased by $16 million. The future effect of this declaration on CITGO's crude oil supply and the duration of this situation are not known at this time.

    During the first half of 2002, PDVSA did not deliver naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof.

9.  INSURANCE RECOVERIES

    The insurance recoveries of $116 million included in the quarter ended June 30, 2002 and $211 million included in the six-months ended June 30, 2002 relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit was operational at the end of May 2002. The Company has insurance coverage for this type of event including business interruption insurance. The Company received cash proceeds of $142 million during the quarter ended June 30, 2002 and $243 million during the six months ended June 30, 2002, a portion of which were applied to receivables recorded during 2001. The Company expects to recover additional amounts related to this event subject to final settlement negotiations.

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

         On January 1, 2002, PDV America, the parent company of CITGO, made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI. Effective January 1, 2002, the accounts of VPHI are included in the consolidated financial statements of CITGO at the historical carrying value of PDV America's investment in VPHI. (See Note 1 to the condensed consolidated financial statements). In the following discussion and analysis of financial condition and results of operations, 2001 data has been restated to reflect the Company's financial condition and results of operations for the three-month and six-month periods ended June 30, 2001 as if the transaction had occurred on January 1, 2001.

         In the quarter ended June 30, 2002, CITGO generated a net income of $96.3 million on total revenue of $4.9 billion compared to net income of $251.3 million on total revenue of $5.8 billion for the same period last year. In the six months ended June 30, 2002, CITGO generated net income of $80.7 million on revenue of $8.7 billion compared to net income of $363.5 million on revenue of $10.8 billion for the same period last year. (See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of CITGO's sales revenues and sales volumes for the three-month and six-month periods ended June 30, 2002 and 2001:

                        CITGO SALES REVENUES AND VOLUMES

                                           THREE MONTHS            SIX MONTHS            THREE MONTHS             SIX MONTHS
                                           ENDED JUNE 30,         ENDED JUNE 30,         ENDED JUNE 30,         ENDED JUNE 30,
                                        -------------------    --------------------    -----------------      ------------------
                                          2002       2001        2002        2001       2002       2001        2002        2001
                                        --------   --------    --------    --------    ------     ------      ------      ------
                                                 (AS RESTATED)           (AS RESTATED)         (AS RESTATED)          (AS RESTATED)
                                                 -------------           -------------         -------------          -------------
                                                        ($ in millions)                          (gallons in millions)
Gasoline                                $  2,960   $  3,553    $  5,069    $  6,213     3,619      3,508       6,958       6,522
Jet fuel                                     322        456         632         938       472        564       1,004       1,137
Diesel/#2 fuel                               783      1,005       1,540       2,193     1,173      1,264       2,492       2,721
Asphalt                                      183        136         223         186       277        255         354         345
Petrochemicals and industrial products       376        439         674         865       538        604       1,038       1,140
Lubricants and waxes                         149        153         279         295        69         72         128         142
                                        --------   --------    --------    --------     -----      -----      ------      ------
        Total refined product sales        4,773      5,742       8,417      10,690     6,148      6,267      11,974      12,007
Other sales                                   20         14          48          28
                                        --------   --------    --------    --------     -----      -----      ------      ------
        Total sales                     $  4,793   $  5,756    $  8,465    $ 10,718     6,148      6,267      11,974      12,007
                                        ========   ========    ========    ========     =====      =====      ======      ======

         The following table summarizes CITGO's cost of sales and operating expenses for the three-month and six-month periods ended June 30, 2002 and 2001:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                  THREE MONTHS                    SIX MONTHS
                                                                  ENDED JUNE 30,                ENDED JUNE 30,
                                                              -----------------------       -----------------------
                                                                2002          2001            2002           2001
                                                              --------       --------       --------       --------
                                                                          (AS RESTATED)                  (AS RESTATED)
                                                                          -------------                  -------------
                                                                  ($ in millions)              ($ in millions)
Crude oil                                                     $  1,294       $  1,455       $  2,186       $  2,781
Refined products                                                 2,481          3,063          4,463          5,525
Intermediate feedstocks                                            486            448            752            757
Refining and manufacturing costs                                   303            281            586            582
Other operating costs, expenses and inventory changes              123             54            409            403
                                                              --------       --------       --------       --------
       Total cost of sales and operating expenses             $  4,687       $  5,301       $  8,396       $ 10,048
                                                              ========       ========       ========       ========

         Sales revenues and volumes. Sales decreased $963 million, or approximately 17%, in the three-month period ended June 30, 2002 as compared to the same period in 2001. This was due to a decrease in average sales price of 15% and a decrease in sales volume of 2%. Sales decreased $2.3 billion, or approximately 21%, in the six-month period ended June 30, 2002 as compared to the same period in 2001. This was due to a decrease in average sales price of 21% and a decrease in sales volume of less than 1%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates decreased by $7 million for the three-month period ended June 30, 2002 and decreased $12 million for the six-month period ended June 30, 2002 as compared to the same periods in 2001. The decrease was primarily due to the decrease in the earnings of Nelson Industrial Steam Company. CITGO's share of these earnings decreased $4 million, from $3 million in the second quarter of 2001 to $(1) million in the second quarter of 2002, and $12 million, from $9 million in the first six months of 2001 to $(3) million in the first six months of 2002.

         Insurance recoveries. The insurance recoveries of $116 million included in the three months ended June 30, 2002 and $211 million included in the six months ended June 30, 2002 relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit was operational at the end of May 2002. The Company has insurance coverage for this type of event including business interruption insurance. The Company expects to recover additional amounts related to this event subject to final settlement negotiations.

         Cost of sales and operating expenses. Cost of sales and operating expenses decreased by $614 million or 12%, in the quarter ended June 30, 2002 as compared to the same period in 2001. Cost of sales and operating expenses decreased by $1.7 billion or 16%, in the six months ended June 30, 2002 as compared to the same period in 2001. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 53% and 58% of total cost of sales and operating expenses for the second quarters of 2002 and 2001, respectively and 53% and 55% for the first six months of 2002 and 2001, respectively. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         Gross margin. The gross margin for the three-month period ended June 30, 2002 was approximately 1.7 cents per gallon, compared to approximately 7.3 cents per gallon for the same period in 2001. The gross margin for the six-month period ended June 30, 2002 was approximately 0.6 cents per gallon, compared to approximately 5.6 cents per gallon for the same period in 2001. In the three-month period ended June 30, 2002, the revenue per gallon component decreased approximately 15% while the cost per gallon component decreased approximately 10%. As a result, the gross margin decreased approximately 5.5 cents on a per gallon basis in the quarter ended June 30, 2002 compared to the same period in 2001. In the six-month period ended June 30, 2002, the revenue per gallon component decreased approximately 21% while the cost per gallon component decreased approximately 16%. As a result, the gross margin decreased approximately 5.0 cents on a per gallon basis in the six months ended June 30, 2002 compared to the same period in 2001. The gross margin is directly affected by changes in selling prices relative to changes in costs. An increase or decrease in the price for crude oil, feedstocks and blending products generally results in a corresponding increase or decrease in prices for refined products. Generally, the effect of changes in crude oil and feedstock prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. In the first half of 2002, there was a substantial decrease in refined product sales prices without an equivalent decrease in costs resulting in a significant negative impact on CITGO's gross margin and earnings.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $78 million in the second quarter of 2001 to $75 million in the second quarter of 2002, or 5%. Selling, general and administrative expenses increased from $139 million in the first six months of 2001 to $151 million in the same period in 2002, or 9%. The increase for the six-month period is primarily related to sponsorship fees and the start-up expenses related to international operations.

LIQUIDITY AND CAPITAL RESOURCES

         For the six-month period ended June 30, 2002, the Company's consolidated net cash provided by operating activities totaled approximately $122 million including $243 million from insurance proceeds. Operating cash flows were derived from net income of $81 million, depreciation and amortization of $145 million and changes in operating assets and liabilities of $(104) million. The more significant changes in operating assets and liabilities included the increase in accounts receivable, including receivables from affiliates, of approximately $187 million, the decrease in prepaid expenses of $84 million, and the decrease in accounts payable and other current liabilities, including payables to affiliates, of approximately $49 million. Additionally, other long-term assets which mainly consist of costs of major refinery turnaround maintenance increased $78 million.

         Net cash used in investing activities totaled $420 million for the six-month period ended June 30, 2002 consisting primarily of capital expenditures of $350 million (compared to $81 million for the same period in 2001), the increase of restricted cash of $36 million, and the increase in investments in affiliates of $35 million. The capital expenditures during the six-month period of 2002 relate primarily to crude unit reconstruction at the Lemont refinery. On August 14, 2001, a fire occurred at the crude distillation unit of the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. The new crude unit was operational at the end of May 2002.

         Net cash provided by financing activities totaled $213 million for the six-month period ended June 30, 2002 consisting primarily of $130 million in proceeds from short term borrowings, $79 million in proceeds from revolving bank loans, and $63 million in proceeds from the tax-exempt bonds. These proceeds are offset in part by the payment of $25 million on master shelf agreement notes and the payment of $25 million on taxable bonds.

         As of June 30, 2002, capital resources available to the Company included cash generated by operations, available borrowing capacity under CITGO's committed bank facilities of $25 million and $40 million of uncommitted short-term borrowing facilities with various banks. Additionally, the remaining $400 million from CITGO's shelf registration with the Securities and Exchange Commission for $600 million of debt securities may be offered and sold from time to time. CITGO management believes that the Company has sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations as they arise. CITGO periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. The Company's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time. (See also "Factors Affecting Forward Looking Statements".)

         In April 2000, CITGO amended an agreement to sell trade accounts receivable on an ongoing basis and without recourse. The amendment increased the amount of such receivables that can be sold to $225 million. The amended agreement expires in June 2003 and is renewable for successive annual terms by mutual agreement.

         The Company is in compliance with its obligations under its debt financing arrangements at June 30, 2002.

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

PROPOSED ACCOUNTING CHANGE

      The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2003, and that the effect of expensing existing deferred major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. At June 30, 2002, the Company had included turnaround costs of $148 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at June 30, 2002, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives.

                        NON TRADING COMMODITY DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 2002

                                                                        MATURITY    CONTRACTED     CONTRACT      MARKET
  COMMODITY                          DERIVATIVE                           DATE        VOLUME         VALUE        VALUE
  ---------                          ----------                         --------    ----------     --------      -------
                                                                                                     ($ in millions)
                                                                                                     ---------------
No Lead Gasoline (1)    Futures Purchased                                  2002         599        $    19.4    $   19.8
                        Futures Sold                                       2002         915        $    30.0    $   30.1
                        OTC Swaps (Pay Floating/Receive Floating)(4)       2002          25        $      --    $     --
                        Forward Purchase Contracts                         2002       3,004        $    96.0    $   95.2
                        Forward Sale Contracts                             2002       4,023        $   129.1    $  127.6

Distillates (1)         Futures Purchased                                  2002       1,256        $    34.5    $   36.5
                        Futures Purchased                                  2003         375        $    10.2    $   10.9
                        Futures Sold                                       2002         317        $     8.9    $    9.1
                        Forward Purchase Contracts                         2002       1,135        $    30.7    $   31.6
                        Forward Sale Contracts                             2002       1,295        $    34.7    $   36.3

Crude Oil (1)           Futures Purchased                                  2002         250        $     6.6    $    6.7
                        Futures Sold                                       2002       1,110        $    28.7    $   29.4
                        Futures Sold                                       2003         400        $     9.8    $   10.1
                        OTC Swaps (Pay Floating/Receive Fixed)(3)          2002       1,270        $      --    $    0.6
                        Forward Purchase Contracts                         2002       8,106        $   202.0    $  212.1
                        Forward Sale Contracts                             2002       4,883        $   123.5    $  130.0

Natural Gas (2)         Futures Purchased                                  2002          30        $     1.0    $    1.0

Propane (1)             OTC Swaps (Pay Floating/Receive Fixed)(3)          2002         400        $      --    $    0.8
                        OTC Swaps (Pay Floating/Receive Fixed)(3)          2003         300        $      --    $    0.6

----------

(1)      Thousands of barrels

(2)      Ten-thousands of mmbtu

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4) Pay floating price based on a market index designated in contract; receive floating price based on a different market index designated in contract

                        NON TRADING COMMODITY DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 2001
                                  (AS RESTATED)

                                                                           MATURITY      CONTRACTED      CONTRACT        MARKET
      COMMODITY                           DERIVATIVE                         DATE          VOLUME          VALUE          VALUE
      ---------                           ----------                      ----------     ----------      ---------      ----------
                                                                                                            ($ in millions)
                                                                                                            ---------------

No Lead Gasoline (1)     Futures Purchased                                      2001            299     $      9.3     $      9.2
                         Futures Sold                                           2001            815     $     27.0     $     24.2
                         OTC Swaps (Pay Floating/Receive Fixed)(3)              2001            200     $       --     $     (0.4)
                         Forward Purchase Contracts                             2001           6014     $    194.5     $    163.6
                         Forward Sale Contracts                                 2001           6086     $    195.7     $    167.8

Distillates (1)          Futures Purchased                                      2001           1697     $     54.6     $     52.3
                         Futures Purchased                                      2002            720     $     22.2     $     21.9
                         OTC Swap Options Purchased                             2001             10     $       --     $       --
                         OTC Swap Options Sold                                  2001             10     $       --     $       --
                         OTC Swap Options Purchased                             2002             30     $       --     $       --
                         OTC Swap Options Sold                                  2002             30     $       --     $       --
                         Forward Purchase Contracts                             2001           1092     $     34.3     $     32.1
                         Forward Sale Contracts                                 2001           1482     $     46.2     $     44.9

Crude Oil (1)            Futures Purchased                                      2001            947     $     26.2     $     24.7
                         Forward Purchase Contracts                             2001          6,785     $    190.1     $    180.2
                         Forward Sale Contracts                                 2001          7,549     $    210.4     $    200.4

Natural Gas (2)          Futures Purchased                                      2001             85     $      3.4     $      2.9
                         OTC Swap Options Purchased                             2001            240     $       --     $      0.1
                         OTC Swap Options Sold                                  2001            140     $       --     $     (1.3)

----------

(1) Thousands of barrels

(2) Ten-thousands of mmbtu

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At June 30, 2002 and 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                    OPEN POSITIONS AT JUNE 30, 2002 AND 2001

                                                                        NOTIONAL
                                     EXPIRATION        FIXED RATE       PRINCIPAL
         VARIABLE RATE INDEX            DATE              PAID           AMOUNT
         -------------------         ----------        ----------      -----------
                                                                     ($ in millions)

         J.J. Kenny                 February 2005            5.30%     $        12
         J.J. Kenny                 February 2005            5.27%              15
         J.J. Kenny                 February 2005            5.49%              15
                                                                       -----------
                                                                       $        42
                                                                       ===========

         The fair value of the interest rate swap agreements in place at June 30, 2002, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                DEBT OBLIGATIONS
                                AT JUNE 30, 2002

                                                                                    EXPECTED
                                   FIXED       AVERAGE FIXED       VARIABLE     AVERAGE VARIABLE
  EXPECTED MATURITIES            RATE DEBT     INTEREST RATE      RATE DEBT      INTEREST RATE
  -------------------           -----------    -------------     -----------    ----------------
                              ($ in millions)                  ($ in millions)

          2002                  $        11            9.30%     $       130            3.20%
          2003                           61            8.79%             470            4.20%
          2004                           31            8.02%              16            5.15%
          2005                           11            9.30%              --              --
          2006                          251            8.06%              --              --
       Thereafter                       160            7.88%             492            7.99%
                                -----------     -----------      -----------     -----------
         Total                  $       525            8.14%     $     1,108            5.78%
                                ===========     ===========      ===========     ===========

       Fair Value               $       551                      $     1,108
                                ===========                      ===========

                                DEBT OBLIGATIONS
                                AT JUNE 30, 2001
                                  (AS RESTATED)

                                                                                     EXPECTED
                                     FIXED       AVERAGE FIXED      VARIABLE     AVERAGE VARIABLE
     EXPECTED MATURITIES           RATE DEBT     INTEREST RATE      RATE DEBT     INTEREST RATE
     -------------------          -----------    -------------     -----------   ----------------
                               ($ in millions)                   ($ in millions)

            2001                  $        40            9.11%     $         4            4.67%
            2002                           36            8.78%              16            5.01%
            2003                           61            8.79%              --              --
            2004                           31            8.02%              16            6.41%
            2005                           11            9.30%              --              --
         Thereafter                       381            7.99%             484            8.37%
                                  -----------     -----------      -----------     -----------
           Total                  $       560            8.23%     $       520            8.17%
                                  ===========     ===========      ===========     ===========

         Fair Value               $       574                      $       520
                                  ===========                      ===========

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The required information is incorporated by reference into Part II of this Report from Note 7 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                          Exhibit 99.1   Certificate Pursuant to Section 1350
                                         of Chapter 63 of Title 18 of the United
                                         States Code

         (b)      Reports on Form 8-K:

                           None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CITGO PETROLEUM CORPORATION



Date: August 12, 2002                      /s/   Larry E. Krieg
                                           -------------------------------------
                                                 Larry E. Krieg
                                           Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX



Exhibit 99.1 Certificate Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code