Form 10-K
period 2002-12-31
CITGO PETROLEUM CORP
filed 2003-03-24
CIK 1011746

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K:
                                 NOT APPLICABLE

        Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of February 28, 2003: NONE

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                                1,000
-----------------------------                                -----
           (Class)                            (outstanding at February 28, 2003)

                    DOCUMENTS INCORPORATED BY REFERENCE: None


================================================================================

CITGO PETROLEUM CORPORATION

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                                   PAGE

FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................................................................1

PART I.

Items 1. and 2. Business and Properties...............................................................................2
Item 3.       Legal Proceedings......................................................................................16
Item 4.       Submission of Matters to a Vote of Security Holders....................................................17

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..................................18
Item 6.       Selected Financial Data................................................................................18
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................................19
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.............................................33
Item 8.       Financial Statements and Supplementary Data............................................................38
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.............................................................................................39

PART III.

Item 10.      Directors and Executive Officers of the Registrant.....................................................40
Item 11.      Executive Compensation.................................................................................40
Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................................40
Item 13.      Certain Relationships and Related Transactions.........................................................41
Item 14.      Controls and Procedures................................................................................43


PART IV.

Item 15.      Exhibits, Financial Statements and Reports on Form 8-K.................................................44

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

          This Report contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements under the caption "Items 1 and 2 - Business and Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" pertaining to capital expenditures and investments related to environmental compliance, strategic planning, purchasing patterns of refined products and capital resources available to CITGO (as defined herein) are forward looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project," "believe" and similar expressions are used to identify forward looking statements.

         Those forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the forward looking statements. Those risks and uncertainties include changes in the availability and cost of crude oil, feedstocks, blending components and refined products; changes in prices or demand for CITGO products as a result of competitive actions or economic factors; changes in environmental and other regulatory requirements, which may affect operations, operating costs and capital expenditure requirements; costs and uncertainties associated with technological change and implementation; inflation; and continued access to capital markets and commercial bank financing on favorable terms. In addition, CITGO purchases a significant portion of its crude oil requirements from Petroleos de Venezuela, S.A. (as defined herein), its ultimate parent corporation, under long-term supply agreements, and could be adversely affected by social, economic and political conditions in Venezuela. (See Exhibit 99.4 to the Form 8-K filed by CITGO on February 25, 2003 for additional information concerning risk factors).

         Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Report. CITGO undertakes no obligation to publicly release any revision to these forward looking statements to reflect events or circumstances after the date of this Report.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW

         CITGO Petroleum Corporation ("CITGO" or the "Company") is a direct wholly owned operating subsidiary of PDV America, Inc. ("PDV America"), a wholly owned subsidiary of PDV Holding, Inc. ("PDV Holding"). The Company's ultimate parent is Petroleos de Venezuela, S.A. ("PDVSA", which may also be used herein to refer to one or more of its subsidiaries), the national oil company of the Bolivarian Republic of Venezuela. CITGO and its subsidiaries are engaged in the refining, marketing and transportation of petroleum products including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains. The Company operates as a single segment. (See Consolidated Financial Statements of CITGO in Item 15a).

         The Company's Internet address is www.CITGO.com. Beginning in 2003, the Company posts the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange
Commission: the annual report on Form 10-K, the quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. All such filings are available on the Company's website free of charge.

         CITGO's transportation fuel customers include primarily CITGO branded independent wholesale marketers, major convenience store chains and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. CITGO sells lubricants, gasoline, and distillates in various Latin American markets. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets.

         On January 1, 2002, PDV America, the parent company of CITGO, made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI Midwest, Inc. ("VPHI"). Effective January 1, 2002, the accounts of VPHI were included in CITGO's consolidated financial statements at the historical carrying value of PDV America's investment in VPHI. Amounts shown for the years ended December 31, 2001 and 2000 have been restated to give effect to this transaction as if it took place on January 1, 2000.

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

REFINING

         CITGO's aggregate net interest in rated crude oil refining capacity is 865 thousand barrels per day ("MBPD"). The following table shows the capacity of each refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 2002.


                                                                                    TOTAL         NET
                                                                                    RATED        CITGO       SOLOMON
                                                                                    CRUDE      OWNERSHIP     PROCESS
                                                                         CITGO    REFINING    IN REFINING   COMPLEXITY
                                                        OWNER          INTEREST   CAPACITY     CAPACITY       RATING
                                                        -----          --------   --------    -----------   ----------
                                                                          (%)      (MBPD)       (MBPD)

LOCATION
      Lake Charles, LA                                  CITGO             100        320          320          17.7
      Corpus Christi, TX                                CITGO             100        157          157          16.3
      Lemont, IL                                        CITGO             100        167          167          11.7
      Paulsboro, NJ                                     CITGO             100         84           84            --
      Savannah, GA                                      CITGO             100         28           28            --
      Houston, TX                                  LYONDELL-CITGO          41        265          109          15.0
                                                                                   -----          ---

          Total Rated Crude Refining Capacity                                      1,021          865
                                                                                   =====          ===



         The Lake Charles, Corpus Christi and Lemont refineries and the Houston refinery each have the capability to process large volumes of heavy crude oil into a flexible slate of refined products. They have Solomon Process Complexity Ratings of 17.7, 16.3, 11.7 and 15.0, respectively, as compared to an average of
13.9 for U.S. refineries in the most recently available Solomon Associates, Inc. survey. The rating is an industry measure of a refinery's ability to produce higher value products, with a higher rating indicating a greater capability to produce such products.

         The following table shows CITGO's aggregate interest in refining capacity, refinery input, and product yield for the three years ended December 31, 2002.

                          CITGO REFINERY PRODUCTION (1)


                                                                          YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------------
                                                         2002                        2001                      2000
                                                 ---------------------      ---------------------      ---------------------
                                                                   (MBPD, EXCEPT AS OTHERWISE INDICATED)

RATED REFINING CRUDE CAPACITY AT YEAR END             865                        865                        865
Refinery Input
     Crude oil                                        674           84%          737           83%          791           83%
     Other feedstocks                                 131           16%          150           17%          157           17%
                                                 --------     --------      --------     --------      --------     --------
         Total                                        805          100%          887          100%          948          100%
                                                 ========     ========      ========     ========      ========     ========

Product Yield
     Light fuels
         Gasoline                                     379           46%          375           42%          419           44%
         Jet fuel                                      76            9%           76            8%           79            8%
         Diesel/#2 fuel                               153           19%          172           19%          182           19%
     Asphalt                                           16            2%           44            6%           47            5%
     Petrochemicals and industrial products           194           24%          228           25%          230           24%
                                                 --------     --------      --------     --------      --------     --------
         Total                                        818          100%          895          100%          957          100%
                                                 ========     ========      ========     ========      ========     ========

UTILIZATION OF RATED CRUDE REFINING CAPACITY                        78%                        85%                        91%

---------
(1)  Includes 41.25% of the Houston refinery production.


         CITGO produces its light fuels and petrochemicals primarily through its Lake Charles, Corpus Christi and Lemont refineries. Asphalt refining operations are carried out through CITGO's Paulsboro and Savannah refineries. CITGO purchases refined products from its joint venture refinery in Houston.

         Lake Charles, Louisiana Refinery. This refinery has a rated refining capacity of 320 MBPD and is capable of processing large volumes of heavy crude oil into a flexible slate of refined products, including significant quantities of high-octane unleaded gasoline and reformulated gasoline.

           The following table shows the rated refining capacity, refinery input, product yield and selected operating data at the Lake Charles refinery for the three years ended December 31, 2002.





                        LAKE CHARLES REFINERY PRODUCTION


                                                                           YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------
                                                          2002                       2001                        2000
                                                  ---------------------      ---------------------      ---------------------
                                                                    (MBPD, EXCEPT AS OTHERWISE INDICATED)

RATED REFINING CRUDE CAPACITY AT YEAR END              320                        320                        320
Refinery Input
     Crude oil                                         320           92%          317           90%          319           87%
     Other feedstocks                                   28            8%           37           10%           48           13%
                                                  --------     --------      --------     --------      --------     --------
          Total                                        348          100%          354          100%          367          100%
                                                  ========     ========      ========     ========      ========     ========

Product Yield
     Light fuels
          Gasoline                                     184           51%          175           48%          187           50%
          Jet fuel                                      68           19%           67           19%           70           19%
          Diesel/#2 fuel                                45           13%           62           17%           58           15%
     Petrochemicals and industrial products             60           17%           57           16%           59           16%
                                                  --------     --------      --------     --------      --------     --------
          Total                                        357          100%          361          100%          374          100%
                                                  ========     ========      ========     ========      ========     ========

Utilization of Rated Crude Refining Capacity                        100%                        99%                       100%

Per barrel of throughput (dollars per barrel)
     Gross Margin(1)                                          $   4.16                   $   5.83                        N/A
     Operating Expense(2)                                     $   2.87                   $   2.77                   $   2.66


----------
N/A:     Information not available

(1): Gross margin consists of the estimated product yield value less refinery input costs divided by total refinery input volumes.

(2): Operating expense consists of total refinery operating expenses less depreciation and amortization divided by total refinery input volumes.


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

         The Lake Charles refinery complex also includes a lubricants refinery which produces high quality oils and waxes, and is one of the few in the industry designed as a stand-alone lubricants refinery.

         Corpus Christi, Texas Refinery. The Corpus Christi refinery processes heavy crude oil into a flexible slate of refined products. This refinery complex consists of the East and West Plants, located within five miles of each other.

         The following table shows rated refining capacity, refinery input, product yield and selected operating data at the Corpus Christi refinery for the three years ended December 31, 2002.




                                           CORPUS CHRISTI REFINERY PRODUCTION

                                                                         YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------
                                                          2002                       2001                       2000
                                                  ---------------------      ---------------------      ---------------------
                                                                     (MBPD, EXCEPT AS OTHERWISE INDICATED)

RATED REFINING CRUDE CAPACITY AT YEAR END              157                        157                        150
Refinery Input
     Crude oil                                         154           73%          154           71%          149           70%
     Other feedstocks                                   57           27%           64           29%           65           30%
                                                  --------     --------      --------     --------      --------     --------
          Total                                        211          100%          218          100%          214          100%
                                                  ========     ========      ========     ========      ========     ========

Product Yield
     Light fuels
          Gasoline                                      93           44%           90           42%           95           46%
          Diesel/#2 fuel                                59           28%           57           26%           58           27%
     Petrochemicals and industrial products             58           28%           69           32%           58           27%
                                                  --------     --------      --------     --------      --------     --------
          Total                                        210          100%          216          100%          211          100%
                                                  ========     ========      ========     ========      ========     ========

Utilization of Rated Crude Refining Capacity                         98%                        98%                        99%

Per barrel of throughput (dollars per barrel)
     Gross Margin(1)                             $   4.37                   $   5.67                        N/A
     Operating expense(2)                        $   2.32                   $   2.33                   $   2.25

----------
N/A:     Information not available

(1): Gross margin consists of the estimated product yield value less refinery input costs divided by total refinery input volumes.

(2): Operating expense consists of total refinery operating expenses less depreciation and amortization divided by total refinery input volumes.



         CITGO operates the West Plant under a sublease agreement (the "Sublease") from Union Pacific Corporation ("Union Pacific"). The basic term of the Sublease ends on January 1, 2004, but CITGO may renew the Sublease for successive renewal terms through January 31, 2011. CITGO has the right to purchase the West Plant from Union Pacific at the end of the basic term, the end of any renewal term, or on January 31, 2011 at a nominal price. (See Consolidated Financial Statements of CITGO - Note 15 in Item 15a).

         The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, and aromatics (including benzene, toluene and xylene).

         Lemont, Illinois Refinery. The Lemont refinery processes primarily heavy Canadian crude oil into a flexible slate of refined products.

         The following table shows the rated refining capacity, refinery input, product yield and selected operating data at the Lemont refinery for the three years ended December 31, 2002.




                           LEMONT REFINERY PRODUCTION


                                                                            YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------
                                                          2002                        2001                       2000
                                                  ---------------------      ---------------------      ---------------------
                                                                      (MBPD, EXCEPT AS OTHERWISE INDICATED)

RATED REFINING CRUDE CAPACITY AT YEAR END              167                        167                        167
Refinery Input
     Crude oil                                          69           73%           98           78%          153           89%
     Other feedstocks                                   25           27%           28           22%           18           11%
                                                  --------     --------      --------     --------      --------     --------
          Total                                         94          100%          126          100%          171          100%
                                                  ========     ========      ========     ========      ========     ========

Product Yield
     Light fuels
          Gasoline                                      54           59%           68           56%           89           52%
          Jet Fuel                                      --            0%           --            0%            1            1%
          Diesel/#2 fuel                                16           17%           24           20%           40           23%
     Petrochemicals and industrial products             22           24%           30           24%           41           24%
                                                  --------     --------      --------     --------      --------     --------
          Total                                         92          100%          122          100%          171          100%
                                                  ========     ========      ========     ========      ========     ========

Utilization of Rated Refining Crude Capacity                         41%                        59%                        92%

Per barrel of throughput (dollars per barrel)
     Gross margin(1)                              $   3.23                   $   7.12                        N/A
     Operating expense(2)                         $   4.70                   $   3.17                   $   2.16

----------
N/A:     Information not available

(1): Gross margin consists of the estimated product yield value less refinery input costs divided by total refinery input volumes.

(2): Operating expense consists of total refinery operating expenses less depreciation and amortization divided by total refinery input volumes.


         Petrochemical products at the Lemont refinery include benzene, toluene and xylene, plus a range of ten different aliphatic solvents.

         On August 14, 2001, a fire occurred at the crude oil distillation unit of the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. A new crude unit was operational in May 2002. See Consolidated Financial Statements of CITGO for further information.

           LYONDELL-CITGO Refining LP. Subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") are partners in LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), which owns and operates a 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 2002, CITGO's investment in LYONDELL-CITGO was $518 million. In addition, at December 31, 2002, CITGO held a note receivable from LYONDELL-CITGO in the approximate amount of $35 million. (See Consolidated Financial Statements of CITGO -- Note 4 in Item 15a). A substantial amount of the crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply agreement that expires in the year 2017. For the year ended December 31, 2002, LYONDELL-CITGO constituted a significant investment for CITGO in a 50-percent-or-less-owned person under SEC regulations. See separate financial statements for LYONDELL-CITGO in Item 15a.

         PDVSA has invoked its contractual right to declare a force majeure under the supply agreement with LYONDELL-CITGO at certain points in each of 2002, 2001 and 2000 for varying periods of time for various reasons. As a result of these declarations, PDVSA was relieved of its obligation to deliver crude oil under the supply agreement and LYONDELL-CITGO had to purchase crude oil from alternate sources, which resulted in increased volatility to operating margins. (See Consolidated Financial Statements of CITGO -- Note 4 in Item 15a).


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

         Crude Oil Purchases. The following chart shows CITGO's purchases of crude oil for the three years ended December 31, 2002:

                            CITGO CRUDE OIL PURCHASES

                 LAKE CHARLES, LA    CORPUS CHRISTI, TX      LEMONT, IL           PAULSBORO, NJ        SAVANNAH, GA
                ------------------   ------------------   ------------------   ------------------   ------------------
                2002   2001   2000   2002   2001   2000   2002   2001   2000   2002   2001   2000   2002   2001   2000
                ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                      (MBPD)               (MBPD)               (MBPD)               (MBPD)               (MBPD)
SUPPLIERS
PDVSA            125    136    104    126    138    143     11     13     14     36     39     47     22     22     22
Other sources    190    185    214     29     10      8     62     78    140      7      3     --     --     --     --
                ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
     Total       315    321    318    155    148    151     73     91    154     43     42     47     22     22     22
                ====   ====   ====   ====   ====   ====   ====   ====   ====   ====   ====   ====   ====   ====   ====

         CITGO's largest single supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's Lake Charles, Corpus Christi, Paulsboro and Savannah refineries. The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 2002.


                   CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                                         VOLUMES OF
                                                                    CRUDE OIL PURCHASED
                                CONTRACT CRUDE                       FOR THE YEAR ENDED
                                  OIL VOLUME                             DECEMBER 31,                      CONTRACT
                         ----------------------------    --------------------------------------------     EXPIRATION
                             BASE       INCREMENTAL(1)       2002            2001            2000            DATE
                         ------------   --------------   ------------    ------------    ------------    ------------
                                   (MBPD)                                    (MBPD)                         (YEAR)
Location
Lake Charles, LA(2)               120              70             109             117             110            2006
Corpus Christi, TX(2)             130              --             114             126             118            2012
Paulsboro, NJ(2)                   30              --              27              26              28            2010
Savannah, GA(2)                    12              --              12              12              12            2013


----------
(1) The supply agreement for the Lake Charles refinery gives PDVSA the right to sell to CITGO incremental volumes up to the maximum amount specified in the table, subject to certain restrictions relating to the type of crude oil to be supplied, refining capacity and other operational considerations at the refinery.

(2) Volumes purchased as shown on this table do not equal purchases from PDVSA (shown in the previous table) as a result of transfers between refineries of contract crude purchases included here and spot purchases from PDVSA which are included in the previous table.


         These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO for a fixed period. The supply agreements differ somewhat for each refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced from each particular grade of crude oil or feedstock, less (i) specified deemed refining costs; (ii) specified actual costs, including transportation charges, actual cost of natural gas and electricity, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by CITGO under the various supply agreements will vary depending on, among other things, the efficiency with which CITGO conducts its operations during such period.

         These crude supply agreements contain force majeure provisions which excuse the performance by either party of its obligations under the agreement under specified circumstances. PDVSA has invoked the force majeure provisions and reduced the volume of crude oil supplied under the contracts at certain points during each of 2000, 2001 and 2002 for varying periods of time for a variety of reasons. As a result of these declarations of force majeure, CITGO was required to obtain crude oil from alternative sources, which resulted in increased volatility in its operating margins. CITGO was notified that effective March 6, 2003, PDVSA ended its declaration of force majeure under the crude oil supply agreements. (See Consolidated Financial Statements of CITGO - Note 2 in
Item 15a for a description of events that led to further disruption of supplies in December 2002).

         The supply agreements provide that if the supplier does not supply CITGO with the volume of crude oil and feedstock required under that agreement and that failure is not excused by force majeure, then the supplier must pay CITGO the deemed margin, in the case of the Lake Charles supply agreement, and the deemed margin and the applicable fixed cost, in the case of the Corpus Christi supply agreement, for the amount of crude oil and feedstock not supplied. During 2000, 2001 and 2002, PDVSA did not deliver naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof.

         Refined Product Purchases. CITGO is required to purchase refined products to supplement the production of the Lake Charles, Corpus Christi and Lemont refineries in order to meet demand of CITGO's marketing network and to resolve logistical issues. The following table shows CITGO's purchases of refined products for the three years ended December 31, 2002.



                         CITGO REFINED PRODUCT PURCHASES

                             YEAR ENDED DECEMBER 31,
                        --------------------------------
                          2002        2001        2000
                        --------    --------    --------
                                     (MBPD)
LIGHT FUELS
     Gasoline                689         640         616
     Jet fuel                 61          74          81
     Diesel/#2 fuel          239         264         264
                        --------    --------    --------
        Total                989         978         961
                        ========    ========    ========


         As of December 31, 2002, CITGO purchased substantially all of the gasoline, diesel/#2 fuel, and jet fuel produced at the LYONDELL-CITGO refinery under a contract which extends through the year 2017. LYONDELL-CITGO was a major supplier in 2002 providing CITGO with 114 MBPD of gasoline, 84 MBPD of diesel/#2 fuel, and 18 MBPD of jet fuel. See "--Refining--LYONDELL-CITGO Refining LP".

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA, L.L.C. ("HOVENSA"), a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands. Under the related product sales agreement, CITGO acquired approximately 100 MBPD of refined products from the refinery during 2002, approximately one-half of which was gasoline.

MARKETING

         CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenues and volumes of each of these product categories for the three years ended December 31, 2002.




                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES

                                                 YEAR ENDED DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                         ------------------------------------   ------------------------------------
                                            2002         2001         2000         2002         2001         2000
                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                    ($ IN MILLIONS)                    (GALLONS IN MILLIONS)

LIGHT FUELS
    Gasoline                             $   11,758   $   11,316   $   12,447       15,026       13,585       13,648
    Jet fuel                                  1,402        1,660        2,065        2,003        2,190        2,367
    Diesel/#2 fuel                            3,462        3,984        4,750        5,031        5,429        5,565
ASPHALT                                         597          502          546          902          946          812
PETROCHEMICALS AND INDUSTRIAL PRODUCTS        1,485        1,490        1,763        2,190        2,297        2,404
LUBRICANTS AND WAXES                            561          536          552          261          240          279
                                         ----------   ----------   ----------   ----------   ----------   ----------
      Total                              $   19,265   $   19,488   $   22,123       25,413       24,687       25,075
                                         ==========   ==========   ==========   ==========   ==========   ==========


         Light Fuels. Gasoline sales accounted for 61% of CITGO's refined product sales in 2002, 58% in 2001, and 56% in 2000. CITGO markets CITGO branded gasoline through approximately 13,000 independently owned and operated CITGO branded retail outlets (including more than 11,000 branded retail outlets owned and operated by approximately 700 independent marketers and more than 2,000 7-Eleven(TM) convenience stores) located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles, Corpus Christi and Lemont refineries was only equivalent to approximately 54%, 55% and 62% of the volume of CITGO branded gasoline sold in 2002, 2001 and 2000, respectively. See "--Crude Oil and Refined Product Purchases -- Refined Product Purchases".

         The following table includes wholesale fuel sales, wholesale margin and marketing expenses relating to those sales.

                                                               Year Ended December 31,
                                                     --------------------------------------------
                                                         2002            2001            2000
                                                     ------------    ------------    ------------
                                                            (In millions, except as noted)

Wholesale fuel sales (gallons)                             13,758          13,500             N/A
Wholesale marketing margin (1) (cents per gallon)    $      0.011    $      0.022             N/A
Marketing expenses                                   $      112.5    $       94.3             N/A

N/A:     Information not available

(1): The wholesale marketing margin is equal to the net unit revenue for all wholesale sales less all unit acquisition costs including transportation, terminalling and additive costs and the cost of product. Internally produced products are acquired by wholesale marketing at spot market prices. Other product is acquired by wholesale marketing at various term and spot prices. Wholesale marketing margin is the weighted average margin on wholesale sales of gasoline, turbine fuel and diesel.

         CITGO's strategy is to enhance the value of the CITGO brand by delivering quality products and services to the consumer through a large network of independently owned and operated CITGO branded retail locations. This enhancement is accomplished through a commitment to quality, dependability and excellent customer service to its independent marketers, which constitute CITGO's primary distribution channel.

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

         CITGO markets jet fuel directly to airline customers at 20 airports, including such major hub cities as Atlanta, Chicago, Dallas/Fort Worth and Miami.

         CITGO's delivery of light fuels to its customers is accomplished in part through 55 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 44 are wholly-owned by CITGO and 11 are jointly owned. Twelve of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. Refined product terminals owned or operated by CITGO provide a total storage capacity of approximately 22 million barrels. Also, CITGO has active exchange relationships with over 300 other refined product terminals, providing flexibility and timely response capability to meet distribution needs.

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

         Asphalt. CITGO asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States for use in the construction and resurfacing of roadways. CITGO delivers asphalt through three wholly-owned terminals and twenty-three leased terminals. Demand for asphalt peaks in the summer months.

         Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

INTERNATIONAL OPERATIONS

         CITGO, through its wholly-owned subsidiary, CITGO International Latin America, Inc. ("CILA"), is introducing the PDVSA and CITGO brands into various Latin American markets which will include wholesale and retail sales of lubricants, gasoline and distillates. Operations are in Puerto Rico, Mexico, Ecuador, Chile and Brazil. However, CILA is reviewing and may revise its plans for these and other countries in Latin America.

PIPELINE OPERATIONS

         CITGO owns and operates a crude oil pipeline and three products pipeline systems. CITGO also has equity interests in three crude oil pipeline companies and six refined product pipeline companies. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States, transporting refined products from the Gulf Coast to the mid-Atlantic and eastern seaboard states.

EMPLOYEES

         CITGO and its subsidiaries have a total of approximately 4,300 employees, approximately 1,500 of whom are covered by union contracts. Most of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant plant and various refined product terminals.

ENVIRONMENT AND SAFETY

         Environment

         The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulphur gasoline and diesel fuel that have necessitated additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. Also, regulatory interpretations by the U.S. EPA regarding "modifications" to refinery equipment under the New Source Review ("NSR") provisions of the Clean Air Act have created uncertainty about the extent to which additional capital and operating expenditures will be required and administrative penalties imposed.

          In addition, CITGO is subject to various other federal, state and local environmental laws and regulations that may require CITGO to take additional compliance actions and also actions to remediate the effects on the environment of prior disposal or release of petroleum, hazardous substances and other waste and/or pay for natural resource damages. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs. Also, numerous other factors affect the Company's plans with respect to environmental compliance and related expenditures. See "Forward Looking Statements."

         CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. CITGO believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of probable and estimable liabilities and obligations. However, there can be no assurance that the actual amounts required to discharge alleged liabilities and obligations and to comply with applicable laws and regulations will not exceed amounts provided for or will not have a material adverse affect on CITGO's consolidated results of operations, financial condition and cash flows.

         In 1992, the Company reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at the Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. The Company and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, the Company submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order has begun.

         The Texas Commission on Environmental Quality ("TCEQ"), formerly known as the Texas Natural Resources Conservation Commission, conducted a two-day multi-media investigation of the Corpus Christi Refinery during 2002 and has issued a Notice of Enforcement to the Company which identifies 31 items of alleged violations of Texas environmental regulations. The Company anticipates that penalties will be proposed with respect to these matters, but no amounts have yet been specified.

         In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believes that CITGO and these other companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS, subsequent remedial actions and natural resource damages. CITGO disagrees with the U.S. EPA's allegations and intends to contest this matter.

         In January and July 2001, CITGO received Notices of Violation ("NOVs") from the U.S. EPA alleging violations of the Federal Clean Air Act. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits or installing new control equipment under the NSR provisions of the Clean Air Act. The NOVs followed inspections and formal Information Requests regarding the Company's Lake Charles, Louisiana, Corpus Christi, Texas and the Lemont, Illinois refineries. Since mid-2002, CITGO has been engaged in global settlement negotiations with the United States. The settlement negotiations have focused on different levels of air pollutant emission reductions and the merits of various types of control equipment to achieve those reductions. No settlement agreement, or agreement in principal, has been reached. Based primarily on the costs of control equipment reported by the United States and other petroleum companies and the types and number of emission control devices that have been agreed to in previous petroleum companies' NSR settlements with the United States, CITGO estimates that the capital costs of a settlement with the United States could range from $130 million to $200 million. Any such capital costs would be incurred over a period of years, anticipated to be from 2003 to 2008. Also, this cost estimate range, while based on current information and judgment, is dependent on a number of subjective factors, including the types of control devices installed, the emission limitations set for the units, the year the technology may be installed, and possible future operational changes. CITGO also may be subject to possible penalties. If settlement discussions fail, CITGO is prepared to contest the NOVs. If CITGO is found to have violated the provisions cited in the NOVs, CITGO estimates the capital expenditures and penalties that might result could range up to $290 million to be incurred over a period of years.

         In June 1999, an NOV was issued by the U.S. EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants regulations covering benzene emissions from wastewater treatment operations at the Lemont, Illinois refinery. CITGO is in settlement discussions with the U.S. EPA. The Company believes this matter will be consolidated with the matters described in the previous paragraph.

         In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging violations of the Louisiana air quality regulations at the Lake Charles, Louisiana refinery. CITGO is in settlement discussions with the LDEQ.

         Various regulatory authorities have the right to conduct, and from time to time do conduct, environmental compliance audits of the Company's and its subsidiaries' facilities and operations. Those audits have the potential to reveal matters that those authorities believe represent non-compliance in one or more respects with regulatory requirements and for which those authorities may seek corrective actions and/or penalties in an administrative or judicial proceeding. Other than matters described above, based upon current information, the Company is not aware that any such audits or their findings have resulted in the filing of such a proceeding or is the subject of a threatened filing with respect to such a proceeding, nor does the Company believe that any such audit or their findings will have a material adverse effect on its future business and operating results.

         Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. Based on currently available information, CITGO cannot determine the amount of any such future expenditures.

         Increasingly stringent environmental regulatory provisions and obligations periodically require additional capital expenditures. During 2002, CITGO spent approximately $148 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $1.3 billion for environmental and regulatory capital projects over the five-year period 2003-2007. These estimates may vary due to a variety of factors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

         Safety

         Due to the nature of petroleum refining and distribution, CITGO is subject to stringent federal and state occupational health and safety laws and regulations. CITGO maintains comprehensive safety, training and maintenance programs.

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

         A class action lawsuit brought by four former marketers of the UNO-VEN Company ("UNO-VEN") in U.S. District Court in Wisconsin against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Unocal's interest in UNO-VEN has resulted in the judge granting the Company's motion for summary judgment. The plaintiffs appealed the summary judgment and the Seventh Circuit of the U.S. Court of Appeals has affirmed the judgment. The time for an appeal to the U.S. Supreme court has expired, and therefore, this action is concluded.

         The Company has settled a lawsuit against PDVMR and CITGO in Illinois state court which claimed damages as a result of PDVMR invoicing a partnership in which it is a partner, and an affiliate of the other partner of the partnership, allegedly excessive charges for electricity utilized by these entities' facilities located adjacent to the Lemont, Illinois refinery. The electricity supplier to the refinery is seeking recovery from the Company of alleged underpayments for electricity. The Company has denied all allegations and is pursuing its defenses.

         In May 1997, a fire occurred at CITGO's Corpus Christi refinery. Approximately seventeen related lawsuits were filed in federal and state courts in Corpus Christi, Texas against CITGO on behalf of a number of individuals, currently estimated to be approximately 5,000, alleging property damages, personal injury and punitive damages. In September 2002, CITGO reached an agreement to settle substantially all of the claims related to this incident for an amount that will not have a material financial impact on the Company.

         In September 2002, a state District Court in Corpus Christi, Texas has ordered CITGO to pay property owners and their attorneys approximately $6 million based on alleged settlement of class action property damage claims as a result of alleged air, soil and groundwater contamination from emissions released from CITGO's Corpus Christi, Texas refinery. CITGO has appealed the ruling to Texas Court of Appeals.

         Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. A trial involving two plaintiffs resulted in verdicts for the Company. The Court granted the Company summary judgment with respect to another group of plaintiffs' claims, which rulings were appealed and affirmed by the Fifth Circuit Court of Appeals. Trials of the remaining cases are set to begin in December 2003. The Company does not expect that the ultimate resolution of these cases will have an adverse material effect on its financial condition or results of operations.

         CITGO is one of several refinery defendants to state and federal lawsuits in New York and state actions in Illinois and California alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. Plaintiffs claim that MTBE is a defective product and that refiners failed to adequately warn customers and the public about risks associated with the use of MTBE in gasoline. These actions allege that MTBE poses public health risks and seek testing, damages and remediation of the alleged contamination. Plaintiffs filed putative class action lawsuits in federal courts in Illinois, California, Florida and New York. CITGO was named as a defendant in all but the California case. The federal cases were all consolidated in a Multidistrict Litigation case in the United States District Court for the Southern District of New York ("MDL"). In July 2002, the court in the MDL case denied plaintiffs' motion for class certification. The California plaintiffs in the MDL action then dismissed their federal lawsuit and refiled in state court in California. The Company does not expect that the resolution of the MDL and California lawsuits will have a material impact on CITGO's financial condition or results of operations. In August 2002, a New York state court judge handling two separate but related individual MTBE lawsuits dismissed plaintiffs' product liability claims, leaving only traditional nuisance and trespass claims for leakage from underground storage tanks at gasoline stations near plaintiffs' water wells. Subsequently, a putative class action involving the same leaking underground storage tanks has been filed. CITGO anticipates filing a motion to dismiss the product liability claims and will also oppose class certification. Also, in late October 2002, The County of Suffolk, New York, and the Suffolk County Water Authority filed suit in state court, claiming MTBE contamination of that county's water supply. The Illinois state action has been brought on behalf of a class of contaminated well owners in Illinois and a second class of all well owners within a defined distance of leaking underground storage tanks. The judge in the Illinois state court action is expected to hear plaintiffs' motion for class certification in that case sometime within the next year.

         In August 1999, the U.S. Department of Commerce rejected a petition filed by a group of independent oil producers to apply antidumping measures and countervailing duties against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. The petitioners appealed this decision before the U.S. Court of International Trade based in New York. On September 19, 2000, the Court of International Trade remanded the case to the Department of Commerce with instructions to reconsider its August 1999 decision. The Department of Commerce was required to make a revised decision as to whether or not to initiate an investigation within 60 days. The Department of Commerce appealed to the U.S. Court of Appeals for the Federal Circuit, which dismissed the appeal as premature on July 31, 2001. The Department of Commerce issued its revised decision, which again rejected the petition, in August 2001. The revised decision was affirmed by the Court of International Trade on December 17, 2002. The independent oil producers may or may not appeal the Court of International Trade's decision.

         Approximately 140 lawsuits are currently pending in state and federal courts, primarily in Louisiana and Texas arising from asbestos related illness, in which the Company is a named defendant. The cases were brought by former employees and contractor employees seeking damages for asbestos related illnesses allegedly resulting from exposure at refineries owned or operated by the Company in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, there are multiple defendants. In some cases, the Company is indemnified by or has the right to seek indemnification for losses and expenses that it may incur from prior owners of the refineries or employers of the claimants. The Company does not believe that the resolution of the cases will have an adverse material effect on its financial condition or results of operations.

         See also "ITEMS 1. and 2. Business and Properties -- Environment and Safety" for information regarding various enforcement actions.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is not publicly traded. All of the Company's common stock is held by PDV America. In 2002, CITGO did not declare or pay any dividends.


ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical consolidated financial and operating data of CITGO as of the end of and for each of the five years in the period ended December 31, 2002. The data for the years ended and as of December 31, 2001, 2000, 1999 and 1998 have been restated to give retroactive effect to the contribution by PDV America of the VPHI common stock to CITGO. The following table should be read in conjunction with the consolidated financial statements of CITGO as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, included in "Item 8. Financial Statements and Supplementary Data".


                                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------
                                                        2002           2001           2000           1999           1998
                                                     ----------     ----------     ----------     ----------     ----------
                                                                              (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
    Net sales and sales to affiliates                $   19,358     $   19,601     $   22,157     $   13,334     $   10,960
    Equity in earnings of affiliates                        101            109             59             22             82
    Other income (including insurance recoveries)           387             (5)           (26)           (29)            (8)
    Net revenues                                         19,846         19,705         22,190         13,328         11,030
    Income before cumulative effect of change
         in accounting principle                            180            392            312            122            226
    Net income                                              180            405            312            122            226
    Other comprehensive income (loss)                       (22)            (1)             1             (3)            --
    Comprehensive income                                    158            404            313            119            226
Ratio of Earnings to Fixed Charges(1)                      3.66x          7.08x          5.62x          2.89x          3.82x
BALANCE SHEET DATA
    Total assets                                     $    6,987     $    6,509     $    6,806     $    6,642     $    6,028
    Long-term debt (excluding current portion)(2)         1,134          1,351          1,087          1,598          1,426
    Total debt(3)                                         1,347          1,479          1,199          1,694          1,525
    Shareholder's equity                                  2,559          2,401          2,476          2,385          2,222

----------
(1) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest.

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

         In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. Although the pricing formulas under CITGO's crude supply agreements with PDVSA are designed to protect the Company from pricing volatility, CITGO receives only approximately 50% of its crude oil requirements under these agreements. Therefore, a substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on CITGO's earnings and cash flows.

         As noted above, CITGO purchases a significant amount of its crude oil requirements for its Lake Charles, Corpus Christi, Paulsboro and Savannah refineries from PDVSA under long-term supply agreements (expiring in the years 2006 through 2013). This supply represented approximately 50% of the crude oil processed in those refineries in the year ended December 31, 2002. These crude supply agreements contain force majeure provisions which entitle PDVSA to reduce the quantity of crude oil and feedstocks delivered under the crude supply agreements under specified circumstances. For the years 2001 and 2002, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all of the long-term crude oil supply contracts related to CITGO's refineries. Therefore, the Company was required to obtain alternative sources of crude oil, which resulted in lower operating margins.

         A nation-wide work stoppage by opponents of President Hugo Chavez began in Venezuela on December 2, 2002, and disrupted most activity in that country, including the operations of PDVSA. CITGO continued to be able to locate and purchase adequate crude oil, albeit at higher prices than under CITGO's supply contracts with PDVSA, to maintain normal operations at its refineries and to meet its refined products commitments to its customers. The reduction in supply and purchase of crude oil from alternative sources had the effect of increasing CITGO's crude oil cost and decreasing CITGO's gross margin and profit margin from what it would have been if the crude oil was received under CITGO's long-term crude oil supply contracts with PDVSA. CITGO received only 43% of its contracted crude oil from PDVSA under the supply contracts in December 2002. As a result, CITGO estimates that crude oil costs for the month of December 2002 were $20 million higher than what would have otherwise been the case. In February 2003, CITGO received approximately 100% of its contracted crude oil volumes under those agreements. In addition, CITGO was able to purchase approximately 2.5 million barrels of crude oil from PDVSA during February at market prices. CITGO has received confirmation from PDVSA that they expect to deliver the full contract volume during March 2003 under the crude oil supply agreements. Finally, CITGO was notified that effective March 6, 2003, PDVSA ended its declaration of force majeure under the crude oil supply agreements.

         CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of the factors described above, the earnings and cash flows of CITGO may experience substantial fluctuations. Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 2002.

         The cost and available coverage level of property damage and business interruption insurance to the Company is driven, in part, by company specific and industry factors. It is also affected by national and international events. The present environment for CITGO is one characterized by increased cost of coverage, higher deductibles, and some restrictions in coverage terms. This has the potential effect of lower profitability in the near term.

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

         Environmental Expenditures. The costs to comply with environmental regulations are significant. Environmental expenditures incurred currently that relate to present or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. The Company constantly monitors its compliance with environmental regulations and responds promptly to issues raised by regulatory agencies. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available.

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

         Pensions. CITGO's pension cost and liability are based on actuarial calculations, which are dependent on assumptions concerning discount rates, expected rates of return on plan assets, employee turnover, estimated retirement dates, salary levels at retirement and mortality rates. In addition, differences between actual experience and the assumptions also affect the actuarial calculations. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may significantly affect the Company's future pension cost and liability.

CHANGE IN REPORTING ENTITY

         On January 1, 2002, PDV America, CITGO's direct parent company, made a contribution to CITGO's capital of all of the common stock of PDV America's wholly owned subsidiary, VPHI. Effective January 1, 2002, the accounts of VPHI were included in CITGO's consolidated financial statements at the historical carrying value of PDV America's investment in VPHI. In the following discussion and analysis of financial condition and results of operations, amounts shown for the years ended December 31, 2001 and 2000 have been restated to give effect to this transaction as if it took place on January 1, 2000.

RESULTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

         The following table summarizes the sources of CITGO's sales revenues and volumes.

                        CITGO SALES REVENUES AND VOLUMES

                                                 YEAR ENDED DECEMBER 31,                   YEAR ENDED DECEMBER 31,
                                          --------------------------------------    --------------------------------------
                                             2002          2001          2000          2002          2001          2000
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                                       (IN MILLIONS)                        (GALLONS IN MILLIONS)

Gasoline                                  $   11,758    $   11,316    $   12,447        15,026        13,585        13,648
Jet fuel                                       1,402         1,660         2,065         2,003         2,190         2,367
Diesel/#2 fuel                                 3,462         3,984         4,750         5,031         5,429         5,565
Asphalt                                          597           502           546           902           946           812
Petrochemicals and industrial products         1,485         1,490         1,763         2,190         2,297         2,404
Lubricants and waxes                             561           536           552           261           240           279
                                          ----------    ----------    ----------    ----------    ----------    ----------
          Total refined product sales     $   19,265    $   19,488    $   22,123        25,413        24,687        25,075
Other sales                                       93           113            34            --            --            --
                                          ----------    ----------    ----------    ----------    ----------    ----------
          Total sales                     $   19,358    $   19,601    $   22,157        25,413        24,687        25,075
                                          ==========    ==========    ==========    ==========    ==========    ==========


         The following table summarizes CITGO's cost of sales and operating expenses.




                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                       YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                2002            2001            2000
                                                            ------------    ------------    ------------
                                                                           ($ IN MILLIONS)

Crude oil                                                   $      5,098    $      4,898    $      6,784
Refined products                                                  11,077          10,686          11,638
Intermediate feedstocks                                            1,489           1,496           1,573
Refining and manufacturing costs                                   1,233           1,113           1,058
Other operating costs and expenses and inventory changes             314             542             317
                                                            ------------    ------------    ------------
       Total cost of sales and operating expenses           $     19,211    $     18,735    $     21,370
                                                            ============    ============    ============


RESULTS OF OPERATIONS -- 2002 COMPARED TO 2001

         Sales revenues and volumes. Sales decreased $243 million, representing a 1% decrease from 2001 to 2002. This was due to a decrease in average sales price of 4% offset by an increase in sales volume of 3%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates decreased by approximately $8 million, or 7% from $109 million in 2001 to $101 million in 2002. An increase in earnings of $4 million attributable to LYONDELL-CITGO was more than offset by a $12 million reduction in earnings from CITGO's other investments. For the year ended December 31, 2002, LYONDELL-CITGO constituted a significant investment for CITGO in a 50-percent-or-less-owned person under SEC regulations. See separate financial statements for LYONDELL-CITGO in Item 15a.

         Insurance recoveries. The insurance recoveries of $407 million and $53 million included in the years ended December 31, 2002 and 2001, respectively, relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. These recoveries are, in part, reimbursements for expenses incurred in 2002 and 2001 to mitigate the effect of the fire on the Company's earnings. The Company expects to recover additional amounts related to this event subject to final settlement negotiations.

         Other income (expense), net. Other income (expense) increased $38 million, or 66% from $(58) million in 2001 to $(20) million in 2002. The increase is due primarily to the fact that during 2001, the Company recorded property losses and related expenses totaling $54 million in other income (expense) related to fires at the Lemont refinery and the Lake Charles refinery.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $476 million, or 3%, from 2001 to 2002. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 58% of cost of sales for 2002 and 57% for 2001. These refined product purchases included purchases from LYONDELL-CITGO and HOVENSA. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         As a result of purchases of crude oil supplies from alternate sources due to PDVSA's invocation of the force majeure provisions in its crude oil supply contracts, CITGO estimates that its cost of crude oil purchased in 2002 increased by $42 million from what would have otherwise been the case.

         Gross margin. The gross margin for 2002 was $147 million, or 0.8% of net sales, compared to $867 million, or 4.4% of net sales, for 2001. The gross margin decreased from 3.5 cents per gallon in 2001 to 0.6 cents per gallon in 2002 as a result of general market conditions and factors relating specifically to CITGO including operating problems, weather related shut downs and crude oil supply disruptions under contracts with PDVSA.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $7 million, or 2% in 2002, primarily as a result of a decrease in compensation offset in part by increases in marketing expenses.

         Interest Expense. Interest expense decreased $2 million, or 3% in 2002, primarily due to the decline in interest rates on CITGO's variable rate debt.

         Income taxes. CITGO's provision for income taxes in 2002 was $96 million, representing an effective tax rate of 35%. In 2001, CITGO's provision for income taxes was $206 million, representing an effective tax rate of 35%.

RESULTS OF OPERATIONS -- 2001 COMPARED TO 2000

         Sales revenues and volumes. Sales decreased $2.6 billion, representing a 12% decrease from 2000 to 2001. This was due to a decrease in average sales price of 11% and a decrease in sales volume of 2%. (See CITGO Sales Revenues and Volumes table above.)

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

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 57% and 54% of cost of sales for the years 2001 and 2000. These refined product purchases included purchases from LYONDELL-CITGO and HOVENSA. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO that impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         As a result of purchases of crude oil supplies from alternate sources due to PDVSA's invocation of the force majeure provisions in its crude oil supply contracts, CITGO estimates that its cost of crude oil purchased in 2001 increased by $6 million from what would have otherwise been the case.

         Gross margin. The gross margin for 2001 was $867 million, or 4.4% of net sales, compared to $787 million, or 3.5% of net sales, for 2000. The gross margin increased from 3.1 cents per gallon in 2000 to 3.5 cents per gallon in 2001 as a result of general market conditions.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $66 million, or 29% in 2001, primarily as a result of an increase in incentive compensation, promotion expenses, and the start-up expenses related to an international operation in 2001.

         Interest Expense. Interest expense decreased $16 million, or 19% in 2001, primarily due to lower interest rates and lower average debt outstanding during 2001.

         Income taxes. CITGO's provision for income taxes in 2001 was $206 million, representing an effective tax rate of 35%. In 2000, CITGO's provision for income taxes was $183 million, representing an effective tax rate of 37%.

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated net cash provided by operating activities totaled approximately $818 million for the year ended December 31, 2002. Operating cash flows were derived primarily from net income of $180 million, depreciation and amortization of $299 million and changes in working capital of $258 million. The change in working capital is primarily the result of increases in payables to affiliates and trade payables and a decrease in prepaid taxes offset, in part, by an increase in prepaid turnaround charges.

         Net cash used in investing activities in 2002 totaled $789 million consisting primarily of capital expenditures of $712 million. These capital expenditures include $220 million in spending to rebuild the crude distillation unit of the Lemont refinery due to a fire on August 14, 2001. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. The new crude unit was operational in May 2002.

         Net cash used in financing activities totaled $101 million for the year 2002, consisting primarily of the payment of $112 million on revolving bank loans, the payment of $25 million on master shelf agreement notes, the payment of $31 million on taxable bonds, the payment of capital lease obligations of $20 million and the net repayments of other debt of $20 million. These payments were offset in part by $39 million in proceeds from loans from affiliates and $69 million in proceeds from tax-exempt bonds.

         As of December 31, 2002, the Company and its subsidiaries had an aggregate of $1.3 billion of indebtedness outstanding that matures on various dates through the year 2032. As of December 31, 2002, the Company's contractual commitments to make principal payments on this indebtedness were $191 million, $47 million and $161 million for 2003, 2004 and 2005, respectively. As of December 31, 2002, the Company's bank credit facilities consisted of a $260 million, three year, revolving bank loan, a $260 million, 364-day, revolving bank loan, and a $25 million, 364-day, revolving bank loan, all of which are unsecured and have various borrowing maturities. At December 31, 2002, $279 million was outstanding under these credit agreements. As of December 31, 2002, the Company's other principal indebtedness consisted of (i) $200 million in senior notes issued in 1996, (ii) $235 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (iii) $45 million in private placement senior notes issued in 1991, (iv) $426 million in obligations related to tax exempt bonds issued by various governmental units, and (v) $115 million in obligations related to taxable bonds issued by various governmental units. (See Consolidated Financial Statements of CITGO - Notes 10 and 11 in Item 15a.)

         The Company's various debt instruments require maintenance of a specified minimum net worth and impose restrictions on its ability to:

         o incur additional debt unless it meets specified interest coverage and debt to capitalization ratios;

         o        place liens on its property, subject to specified exceptions;

         o        sell assets, subject to specified exceptions;

         o make restricted payments, including dividends, repurchases of capital stock and specified investments; and.

         o        merge, consolidate or transfer assets.

Upon the occurrence of a change of control of the Company, as defined in the Indenture governing the Company's 11-3/8% Senior Notes due February 1, 2011, the holders of those notes have the right to require the Company to repurchase them at a price equal to 101% of the principal amount thereof plus accrued interest. In addition, the Company's bank credit agreements provide that, unless lenders holding two-thirds of the commitments thereunder otherwise agree, a change in control of the Company, as defined in those agreements, will constitute a default under those credit agreements.

         CITGO is in compliance with its obligations under its debt financing arrangements at December 31, 2002.

         Capital expenditure projected amounts for 2003 and 2004 through 2007 are as follows:


         CITGO ESTIMATED CAPITAL EXPENDITURES - 2003 THROUGH 2007

                                                             2004-
                                            2003             2007
                                        PROJECTED(1)      PROJECTED
                                        ------------    ------------
                                               (IN MILLIONS)
          Strategic                     $         88    $        535
          Maintenance                             91             502
          Regulatory / Environmental             269           1,037
                                        ------------    ------------
               Total                    $        448    $      2,074
                                        ============    ============

----------
(1) Reflects reduction in 2003 projected capital expenditures discussed below. These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements."

         Estimated capital expenditures necessary to comply with the Clean Air Act and other environmental laws and regulations are summarized below. See "Factors Affecting Forward Looking Statements."

                                                                                                 BEYOND
                                          2003          2004          2005          2006          2006
                                       ----------    ----------    ----------    ----------    ----------
Tier 2 gasoline                        $      231    $      125    $       82    $       10    $       --
Ultra low sulfur diesel(1)                      3            33           179           155           249
Other environmental(2)                         35            51            81            92            81
                                       ----------    ----------    ----------    ----------    ----------
     Total regulatory/environmental    $      269    $      209    $      342    $      257    $      330
                                       ==========    ==========    ==========    ==========    ==========


----------
(1) Spending on Ultra Low Sulfur Diesel ("ULSD") assumes the EPA will require ULSD for on-road diesel in 2006 and ULSD for off-road diesel use in 2008. These regulations are not final and spending could be reduced if certain alternative regulatory schemes proposed by EPA are adopted.

(2) Other environmental spending assumes $162.9 million in spending to comply with New Source Review standards under the Clean Air Act.


         Internally generated cash flow, together with borrowings available under the Company's credit facilities, are expected to be sufficient to fund these capital expenditures. In addition, the Company has taken steps to reduce its capital expenditures in 2003 by approximately $250 million and will reassess the economics of the postponed projects at a later date. Finally, the Company is continuing to review the timing and amount of scheduled expenditures under its planned capital spending programs, including regulatory and environmental projects in the near term.

         CITGO believes that it will have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations and other planned expenditures as they arise. The Company periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. CITGO's ability to obtain such financing will depend on numerous factors, including market conditions and the perceived creditworthiness of the Company at that time. See also "Factors Affecting Forward Looking Statements."

         CITGO is a member of the PDV Holding consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV Holding, which is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. (See Consolidated Financial Statements of CITGO -- Note 1 and Note 5 in Item 15a).

         CITGO's liquidity has been adversely affected recently as a result of events directly and indirectly associated with the disruption in its Venezuelan crude oil supply from PDVSA. That disruption affected a portion of the crude oil supplies that the Company received from PDVSA, requiring it to replace those supplies from other sources at higher prices and on payment terms generally less favorable than the terms under CITGO's supply agreements with PDVSA. CITGO received approximately 43% and 91% of the Company's contracted crude oil volumes from PDVSA during December and January, respectively. In February 2003, CITGO received approximately 100% of the Company's contracted crude oil volumes under those agreements. In addition, CITGO was able to purchase approximately 2.5 million barrels of crude oil from PDVSA during February at market prices. Finally, CITGO received confirmation from PDVSA that they expect to deliver the full contract volume during March 2003 under the crude oil supply agreements. During this supply disruption, CITGO was successful in covering any shortfall with spot market purchases, but those purchases generally required payment 15 days sooner than would be the case for comparable deliveries under the Company's supply agreements with PDVSA. This shortening of the Company's payment cycle has increased its cash needs and reduced its liquidity. Also, a number of trade creditors have sought to tighten credit payment terms on purchases that the Company makes from them. That tightening would further increase its cash needs and further reduce its liquidity.

         In addition, all three major rating agencies lowered CITGO's credit ratings based upon, among other things, concerns regarding the supply disruption. One of the downgrades caused a termination event under the Company's existing accounts receivables sale facility, which ultimately led to the repurchase of $125 million in accounts receivable and the cancellation of the facility on January 31, 2003. That facility had a maximum size of $225 million, of which $125 million was used at the time of cancellation. In the ordinary course of business CITGO maintains uncommitted short-term lines of credit with several commercial banks. Effective following the debt ratings downgrade, these uncommitted lines of credit are not currently available. CITGO's committed revolving credit facilities remain available.

         Letter of credit providers for $76 million of the Company's outstanding letters of credit have indicated that they will not renew such letters of credit. These letters of credit support approximately $75 million of tax-exempt bond issues that were issued previously for CITGO's benefit. The Company is arranging for the repurchase of these tax-exempt bonds. The Company expects that it will seek to reissue these tax-exempt bonds with replacement letters of credit in support if it is able to obtain such letters of credit from other financial institutions or, alternatively, it will seek to replace these tax-exempt bonds with new tax-exempt bonds that will not require letter of credit support. The Company has an additional $231 million of letters of credit outstanding that back or support other bond issues that it has issued through governmental entities, which are subject to renewal during 2003. The Company has not received any notice from the issuers of these additional letters of credit indicating an intention not to renew. However, the Company cannot be certain that any of its letters of credit will be renewed, that it will be successful in obtaining replacements if they are not renewed, that any replacement letters of credit will be on terms as advantageous as those it currently holds or that it will be able to arrange for replacement tax-exempt bonds that will not require letter of credit support.

         In August 2002, three of the Company's affiliates entered into agreements to advance excess cash to CITGO from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, Inc., $30 million from PDV America and $10 million from PDV Holding. If a demand were to be made under these notes, it would further tighten the Company's liquidity. At December 31, 2002, the outstanding amounts under these notes were $5 million, $30 million and $4 million, respectively.

         Operating cash flow represents a primary source for meeting the Company's liquidity requirements; however, the termination of its accounts receivable sale facility, the possibility of additional tightened payment terms and the possible need to replace non-renewing letters of credit prompted the Company to undertake arrangements to supplement and improve its liquidity. To date, the Company has undertaken the following:

         o On February 27, 2003 CITGO issued $550 million aggregate principal amount of 11-3/8 percent unsecured senior notes due February 1, 2011.

         o On February 27, 2003, CITGO closed on a three year $200 million, senior secured term loan. Security is provided by CITGO's 15.8 percent equity interest in Colonial Pipeline and CITGO's 6.8 percent equity interest in Explorer Pipeline.

         o On February 28, 2003, a new accounts receivable sales facility was established. This facility allows for the non-recourse sale of certain accounts receivable to independent third parties. A maximum of $200 million in accounts receivable may be sold at any one time. This new facility does not contain any covenants that trigger increased costs or burdens as a result of a change in CITGO's securities ratings.

         o CITGO has reduced its planned capital expenditures in 2003 by approximately $250 million.

         In addition, CITGO is working on a transaction that, if consummated, will provide the Company with up to $100 million from the transfer of title to a third party of certain of CITGO's refined products at the time those products are delivered into the custody of interstate pipelines. The Company would expect the terms of any such agreement to include an option to acquire like volumes of refined products from the third party at prevailing prices at predetermined transfer points.

         CITGO has an effective shelf-registration statement with the SEC under which it can publicly offer up to $400 million principal amount of debt securities. Notwithstanding that availability, CITGO may not be able to access the public market if and when it would like to do so. Due, at the time, to the prospect of the Venezuelan work stoppage, in December 2002, CITGO postponed a planned offering of up to $250 million of unsecured notes from its shelf-registration statement.

         CITGO's senior unsecured debt ratings, as currently assessed by the three major debt rating agencies, are as follows:


Moody's Investor's Services                     Ba3
Standard & Poor's Ratings Group                  B+
Fitch Investors Services, Inc.                   B+

         CITGO's secured debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

Moody's Investor's Services                     Ba2
Standard & Poor's Ratings Group                 BB-
Fitch Investors Services, Inc.            Not Rated


         In connection with their recent downgrades of the Company's debt ratings, the three major rating agencies have all noted concerns regarding the continuing Venezuelan oil supply disruption. Moody's and Fitch have announced that they continue to keep the Company's securities on negative watch. S&P recently changed its review to developing from negative, but noted the importance of improved crude oil shipping volumes and external financing to restoring liquidity. Moody's also noted concern that the

Company's direct parent, PDV America, may need substantial assistance from CITGO in order to pay off $500 million of notes maturing in August 2003. PDV America holds a $500 million mirror note due from PDVSA which is designed to provide sufficient liquidity to PDV America to make this payment. While PDVSA's obligation remains unchanged, CITGO may use a portion of the net proceeds from the sale of its 11-3/8% senior notes (described above) to pay a portion of a dividend of up to $500 million to PDV America to provide funds for the repayment of PDV America's notes due August 2003, if CITGO satisfies the conditions under the indenture governing its 11-3/8% senior notes to make such a dividend.

         CITGO's debt instruments do not contain any covenants that trigger increased costs or burdens as a result of a change in its securities ratings. However, certain of CITGO's guarantee agreements, which support approximately $20 million of affiliate letters of credit, require CITGO to cash collateralize the applicable letters of credit upon a reduction of CITGO's credit rating below a stated level.

         As of February 28, 2003, CITGO and its subsidiaries had a total of $2.0 billion of indebtedness outstanding that matures on various dates through the year 2032:



                                                                (000's omitted)

Revolving bank loans                                            $    285,000

Term loan                                                            200,000

Senior Notes $200 million face amount, due 2006
  with interest rate of 7.875%                                       149,925

Senior Notes $550 million face amount, due 2011
  with interest rate of 11.375%                                      546,590

Private Placement Senior Notes, due 2003 to 2006
  with interest rate of 9.30%                                         45,455

Master Shelf Agreement Senior Notes, due 2003 to 2009
  with interest rates from 7.17% to 8.94%                            235,000

Tax-Exempt Bonds, due 2004 to 2032 with variable and
  fixed interest rates                                               425,872

Taxable Bonds, due 2026 to 2028 with variable interest rates         115,000

                                                                ------------
                                                                $  2,002,842
                                                                ============


         As of February 28, 2003, CITGO had $915 million in cash and cash equivalents. CITGO intends to eliminate the amount of debt outstanding under its revolving bank loans by the end of March 2003.

         As of February 28, 2003 CITGO had net accounts payable of approximately $361.9 million related to crude oil and refined product purchases from PDVSA for which CITGO had not received invoices and which were outside the normal payment terms. Through March 15, 2003, CITGO had paid $184.9 million to PDVSA for the February accounts payable. Accounts receivable from a subsidiary of PDVSA for sales made by CITGO that were past due on February 28, 2003 totaled $19.2 million.

         CITGO believes that it has adequate liquidity from existing sources to support its operations for the foreseeable future. The Company is continuing to review its operations for opportunities to reduce operating and capital expenditures.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes future payments for CITGO's contractual obligations at December 31, 2002.



                             CONTRACTUAL OBLIGATIONS
                              AT DECEMBER 31, 2002

                                                                         EXPIRATION
                                                    ----------------------------------------------------
                                                    LESS THAN         YEAR         YEAR        OVER 5
                                        TOTAL         1 YEAR          2-3          4-5          YEARS
                                      ----------    ----------    ----------    ----------    ----------
($ in millions)

Long-Term Debt                        $    1,301    $      191    $      209    $      313    $      588
Capital Lease Obligations                     47            23             5             6            13
Operating Leases                             255           106           101            35            13
                                      ----------    ----------    ----------    ----------    ----------
Total Contractual Cash Obligations    $    1,603    $      320    $      315    $      354    $      614
                                      ==========    ==========    ==========    ==========    ==========


(See Consolidated Financial Statements of CITGO--Notes 11 and 15 in Item 15a).


         The following table summarizes CITGO's contingent commitments at December 31, 2002.


                          OTHER COMMERCIAL COMMITMENTS
                              AT DECEMBER 31, 2002

                                                                   EXPIRATION
                                   TOTAL      ----------------------------------------------------
                                  AMOUNTS     LESS THAN        YEAR          YEAR        OVER 5
                                 COMMITTED      1 YEAR          2-3          4-5          YEARS
                                ----------    ----------    ----------    ----------    ----------
                                                         ($ in millions)

Letters of Credit(1)            $        3    $        3    $       --    $       --    $       --
Guarantees                              73            67             2             3             1
Surety Bonds                            71            58            11             2            --
                                ----------    ----------    ----------    ----------    ----------
Total Commercial Commitments    $      147    $      128    $       13    $        5    $        1
                                ==========    ==========    ==========    ==========    ==========

------------
(1) The Company has outstanding letters of credit totaling approximately $451 million, which includes $448 million related to the Company's tax-exempt and taxable revenue bonds shown in the table of contractual obligations above.


(See Consolidated Financial Statements of CITGO--Note 14 in Item 15a).

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

         On January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has identified certain asset retirement obligations that are within the scope of the standard, including obligations imposed by certain state laws pertaining to closure and/or removal of storage tanks, contractual removal obligations included in certain easement and right-of-way agreements associated with the Company's pipeline operations, and contractual removal obligations relating to a refinery processing unit located within a third-party entity's facility. The Company cannot currently determine a reasonable estimate of the fair value of its asset retirement obligations due to the fact that the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates. Accordingly, the adoption of SFAS No. 143 did not impact the Company's financial position or results of operations.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. (See Consolidated Financial Statements of CITGO - Note 14 in Item 15a.)

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not determined the impact on its financial position or results of operations that may result from the application of FIN 46.

PROPOSED ACCOUNTING CHANGE

         The American Institute of Certified Public Accountants ("AICPA") has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2003, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. Currently, the AICPA is discussing the future of this exposure draft with the FASB. The final accounting requirements and timing of required adoption are not known at this time. At December 31, 2002, CITGO had included turnaround costs of $210 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at December 31, 2002, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. At December 31, 2002, none of the Company's commodity derivatives were accounted for as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2002

                                                                      MATURITY   NUMBER OF        CONTRACT        MARKET
       COMMODITY                     DERIVATIVE                         DATE     CONTRACTS         VALUE         VALUE (4)
       ---------                     ----------                       --------  ------------    ------------    ------------
                                                                                                      ($ IN MILLIONS)
                                                                                                ----------------------------

No Lead Gasoline(1)        Futures Purchased                            2003             564    $       19.9    $       20.6
                           Futures Sold                                 2003           1,023    $       35.3    $       37.6
                           Listed Options Purchased                     2003           1,225    $         --    $        4.2
                           Listed Options Sold                          2003           2,225    $         --    $       (5.5)
                           Forward Purchase Contracts                   2003           2,577    $       89.2    $       92.5
                           Forward Sales Contracts                      2003           2,364    $       81.3    $       86.2

Distillates(1)             Futures Purchased                            2003           2,227    $       73.4    $       78.7
                           Futures Purchased                            2004              31    $        0.8    $        0.9
                           Futures Sold                                 2003           2,953    $       93.2    $       96.7
                           OTC Options Purchased                        2003              66    $         --    $        0.1
                           OTC Options Sold                             2003              66    $         --    $       (0.1)
                           OTC Swaps (Pay Fixed/Receive Float)(3)       2003              12    $         --    $         --
                           OTC Swaps (Pay Float/Receive Fixed)(3)       2003              75    $         --    $         --
                           Forward Purchase Contracts                   2003           3,134    $      106.5    $      111.0
                           Forward Sale Contracts                       2003           2,944    $       98.1    $      104.7

Crude Oil(1)               Futures Purchased                            2003           1,986    $       51.2    $       54.5
                           Futures Sold                                 2003           1,476    $       41.8    $       45.3
                           Listed Options Purchased                     2003           2,250    $         --    $        2.3
                           Listed Options Sold                          2003           3,150    $         --    $       (3.1)
                           OTC Swaps (Pay Float/Receive Fixed)(3)       2003           3,500    $         --    $       (3.0)
                           Forward Purchase Contracts                   2003           5,721    $      160.8    $      174.4
                           Forward Sale Contracts                       2003           4,412    $      129.8    $      137.2

Natural Gas(2)             Listed Options Purchased                     2003              85    $         --    $        0.1
                           Listed Options Sold                          2003              40    $         --    $        0.1

Propane(1)                 OTC Swaps (Pay Fixed / Receive Float)(3)     2003              75    $         --    $        0.5
                           OTC Swaps (Pay Float / Receive Fixed)(3)     2003             300    $         --    $       (1.5)


----------
(1)      1,000 barrels per contract

(2)      Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4)      Based on actively quoted prices.

                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2001
                                  (AS RESTATED)

                                                                   MATURITY   NUMBER OF       CONTRACT           MARKET
       COMMODITY                         DERIVATIVE                  DATE     CONTRACTS         VALUE           VALUE(4)
       ---------                         ----------                --------  ------------    ------------     ------------
                                                                                                   ($ IN MILLIONS)
                                                                                             -----------------------------

No Lead Gasoline (1)       Futures Purchased                         2002             994    $       25.4     $       25.0
                           Futures Sold                              2002             332    $        8.3     $        8.1
                           Forward Purchase Contracts                2002           4,095    $       95.8     $       94.0
                           Forward Sale Contracts                    2002           3,148    $       71.2     $       73.2

Distillates (1)            Futures Purchased                         2002           1,483    $       43.4     $       34.6
                           Futures Purchased                         2003              94    $        2.4     $        2.3
                           Futures Sold                              2002             943    $       25.3     $       21.8
                           OTC Options Purchased                     2002              30    $         --     $         --
                           OTC Options Sold                          2002              30    $       (0.1)    $       (0.1)
                           Forward Purchase Contracts                2002           1,123    $       25.2     $       24.9
                           Forward Sale Contracts                    2002           2,536    $       56.3     $       56.4

Crude Oil (1)              Futures Purchased                         2002             517    $       12.6     $       10.4
                           Futures Sold                              2002             649    $       12.7     $       12.9
                           OTC Swaps (Pay Float/Receive Fixed)(3)    2002               2    $         --     $        0.3
                           OTC Swaps (Pay Fixed/Receive Float)(3)    2002               1    $         --     $         --
                           Forward Purchase Contracts                2002           6,652    $      130.3     $      135.2
                           Forward Sale Contracts                    2002           6,268    $      135.1     $      137.0

Natural Gas (2)            Futures Sold                              2002              55    $        1.6     $        1.4
                           OTC Options Sold                          2002              20    $         --     $       (0.1)


----------
(1)      1,000 barrels per contract

(2)      Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4)      Based on actively quoted prices.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At December 31, 2002 and 2001, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.


                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT DECEMBER 31, 2002 AND 2001

                                                                    NOTIONAL
                                                   FIXED           PRINCIPAL
VARIABLE RATE INDEX       EXPIRATION DATE        RATE PAID          AMOUNT
-------------------       ---------------        ---------         ---------
                                                               ($ in millions)

J.J. Kenny                 February 2005             5.30%          $   12
J.J. Kenny                 February 2005             5.27%              15
J.J. Kenny                 February 2005             5.49%              15
                                                                    ------
                                                                    $   42
                                                                    ======


         Interest expense includes $0.6 million in 2000 related to the net settlements on these agreements. Effective January 1, 2001, changes in the fair value of these agreements are recorded in other income (expense). The fair value of the interest rate swap agreements in place at December 31, 2002, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3.5 million, the offset of which is recorded in the balance sheet caption other current liabilities.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.



                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2002

                                                                        EXPECTED
 EXPECTED         FIXED         AVERAGE FIXED         VARIABLE      AVERAGE VARIABLE
MATURITIES      RATE DEBT       INTEREST RATE         RATE DEBT      INTEREST RATE
----------    --------------    --------------     --------------   ----------------
             ($ in millions)                      ($ in millions)

   2003       $           61              8.79%    $          129              2.60%
   2004                   31              8.02%                16              3.78%
   2005                   11              9.30%               150              5.77%
   2006                  252              8.06%                --                --
   2007                   50              8.94%                12              8.76%
Thereafter               183              7.50%               405             10.22%
              --------------    --------------     --------------    --------------
   Total      $          588              8.06%    $          712              7.73%
              ==============    ==============     ==============    ==============
Fair Value    $          567                       $          712
              ==============                       ==============


                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2001
                                  (AS RESTATED)

                                                                            EXPECTED
  EXPECTED              FIXED        AVERAGE FIXED        VARIABLE       AVERAGE VARIABLE
 MATURITIES           RATE DEBT      INTEREST RATE        RATE DEBT       INTEREST RATE
------------       --------------    --------------     --------------   ----------------
                  ($ in millions)                      ($ in millions)

   2002            $           36              8.78%    $           71              3.45%
   2003                        61              8.79%               320              4.64%
   2004                        31              8.02%                16              5.72%
   2005                        11              9.30%                --                --
   2006                       251              8.06%                --                --
Thereafter                    130              7.85%               485              8.50%
                   --------------    --------------     --------------    --------------
   Total           $          520              8.17%    $          892              6.66%
                   ==============    ==============     ==============    ==============
Fair Value         $          532                       $          892
                   ==============                       ==============

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 15a of this report.

QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:



                            1ST QTR.        2ND QTR.        3RD QTR.        4TH QTR.
                                                 (000S OMITTED)
2002

Sales                    $  3,671,422     $  4,793,441    $  5,410,571    $  5,482,888
                         ============     ============    ============    ============
Cost of sales and
   operating expenses    $  3,708,903     $  4,686,882    $  5,298,606    $  5,516,925
                         ============     ============    ============    ============

Gross margin             $    (37,481)    $    106,559    $    111,965    $    (34,037)
                         ============     ============    ============    ============

Net (loss) income        $    (15,581)    $     96,284    $     56,920    $     42,389
                         ============     ============    ============    ============

                                           1ST QTR.        2ND QTR.         3RD QTR.         4TH QTR.
                                                               (000S OMITTED)
2001

Sales, as previously reported           $  4,960,424     $  5,748,203     $  5,179,450     $  3,733,169

Effect of contribution of VPHI(1)              1,127            7,768          (11,338)         (17,635)
                                        ------------     ------------     ------------     ------------
Sales, as restated                      $  4,961,551     $  5,755,971     $  5,168,112     $  3,715,534
                                        ============     ============     ============     ============

Cost of sales and operating
   expenses, as previously reported     $  4,812,363     $  5,462,848     $  4,988,825     $  3,648,555

Effect of contribution of VPHI(1)            (64,895)        (162,081)          (9,067)          58,104
                                        ------------     ------------     ------------     ------------
Cost of sales and operating
   expenses, as restated                $  4,747,468     $  5,300,767     $  4,979,758     $  3,706,659
                                        ============     ============     ============     ============

Gross margin, as previously reported    $    148,061     $    285,355     $    190,625     $     84,614

Effect of contribution of VPHI(1)             66,022          169,849           (2,271)         (75,739)
                                        ------------     ------------     ------------     ------------
Gross margin, as restated               $    214,083     $    455,204     $    188,354     $      8,875
                                        ============     ============     ============     ============

Income before cumulative effect
   of change in accounting
   principle, as previously reported    $     66,350     $    149,571     $     87,925     $        178

Effect of contribution of VPHI(1)             32,230          101,718          (15,759)         (30,629)
                                        ------------     ------------     ------------     ------------
Income before cumulative effect
   of change in accounting
   principle, as restated               $     98,580     $    251,289     $     72,166     $    (30,451)
                                        ============     ============     ============     ============

Net income, as previously reported      $     79,350     $    149,571     $     87,925     $        178

Effect of contribution of VPHI(1)             32,830          101,718          (15,759)         (30,629)
                                        ------------     ------------     ------------     ------------
Net income (loss), as restated          $    112,180     $    251,289     $     72,166     $    (30,451)
                                        ============     ============     ============     ============


(1) On January 1, 2002, PDV America, the parent company of CITGO, made a contribution to the capital of CITGO of all of the common stock of PDV America's wholly owned subsidiary, VPHI. No additional shares of the capital stock of CITGO were issued in connection with the contribution. Effective January 1, 2002, the accounts of VPHI were included in the consolidated financial statements of CITGO at the historical carrying value of PDV America's investment in VPHI. CITGO recorded the effects of this transaction in a manner similar to pooling-of-interests accounting; accordingly, the quarterly results of operations have been restated to present the Company's results of operations for the year ended December 31, 2001 as if the transaction had occurred on January 1, 2001. The restated results of operations do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2001, or of future results of operations of the combined entities. (See Consolidated Financial Statements of CITGO - Note 17 in Item
15a).


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CITGO has entered into several transactions with PDVSA or affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $3.3 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 2002. At December 31, 2002, $262 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA. At December 31, 2002, the Company had approximately $90 million in accounts payable related to crude oil deliveries from PDVSA for which CITGO had not received invoices. (See "Items 1. and 2. Business and Properties -- Crude Oil and Refined Product Purchases").

         Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A., a wholly-owned subsidiary of PDVSA. In 2002, 56% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by this PDVSA subsidiary.

         LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell ("the Owners"). The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. Under this agreement, LYONDELL-CITGO purchased approximately $1.3 billion of crude oil and feedstocks at market related prices from PDVSA in 2002. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract. (See Consolidated Financial Statements of CITGO -- Notes 4 and 5 in Item 15a). Various disputes exist between LYONDELL-CITGO and the partners and their affiliates concerning the interpretation of these and other agreements between the parties relating to the operation of the refinery.

         CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 2002, in accordance with agreements between the Owners concerning such interest. CITGO held a note receivable from LYONDELL-CITGO of $35 million at December 31, 2002. The note bears interest at market rates which were approximately 2.4% at December 31, 2002, and is due in December 2004.

         On December 11, 2002, LYONDELL-CITGO completed a refinancing of its working capital revolver and its $450 million term bank loan. The new term loan and working capital revolver will mature in June 2004.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Cash distributions are allocated to the owners based on participation interest.

         In October 1998 an affiliate of PDVSA acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of CITGO -- Notes 3 and 5 in Item 15a). Pursuant to the above arrangement, CITGO acquired approximately 100 MBPD of refined products from the refinery during 2002, approximately one-half of which was gasoline.

         The refined product purchase agreements with LYONDELL-CITGO and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $3.5 billion for 2002. At December 31, 2002, $110 million was included in payables to affiliates as a result of these transactions.

         CITGO had refined product, feedstock, crude oil and other product sales of $277 million to affiliates, including LYONDELL-CITGO and Mount Vernon Phenol Plant Partnership, in 2002. At December 31, 2002, $94 million was included in due from affiliates as a result of these and related transactions.

         CITGO has guaranteed approximately $66 million of debt of certain affiliates, including $10 million related to HOVENSA and $51 million related to PDV Texas, Inc. (See Consolidated Financial Statements of CITGO -- Note 14 in
Item 15a).

         Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. (See Consolidated Financial Statements of CITGO -- Note 5 in Item 15a).

         In August 2002, three affiliates entered into agreements to advance excess cash to CITGO from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc., $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875% payable quarterly. Amounts outstanding on these notes at December 31, 2002 were $5 million, $30 million and $4 million from PDV Texas, PDV America and PDV Holding, respectively, and are included in payables to affiliates in CITGO's consolidated balance sheet.

         The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the members according to the agreement and bills each member accordingly. Each member records its amounts due or payable to CITGO in a related party payable account. At December 31, 2002, CITGO had net related party receivables related to federal income taxes of $25 million.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this Report, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, the Company does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

         As of December 31, 2002, these officers concluded that, subject to limitations noted above, the design of the disclosure controls and procedures provide reasonable assurance that they can accomplish their objectives.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a.       CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      Financial Statements:

                                                                                                 Page
                                                                                                 ----
CITGO Petroleum Corporation

  Independent Auditors' Report                                                                   F-1
  Consolidated Balance Sheets at December 31, 2002 and 2001                                      F-2
  Consolidated Statements of Income and Comprehensive Income
     for the years ended December 31, 2002, 2001 and 2000                                        F-3
  Consolidated Statements of Shareholder's Equity for the years
     ended December 31, 2002, 2001 and 2000                                                      F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000                                                            F-5
  Notes to Consolidated Financial Statements                                                     F-7


LYONDELL-CITGO Refining LP

  Report of Independent Accountants                                                              F-36
  Statements of Income for the years ended December 31, 2002, 2001 and 2000                      F-37
  Balance Sheets at December 31, 2002 and 2001                                                   F-38
  Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                  F-39
  Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000           F-40
  Notes to Financial Statements                                                                  F-41


         (2)      Exhibits:

         The Exhibit Index in part c. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.


b.       REPORTS ON FORM 8-K

                  A Form 8-K was filed with the Securities and Exchange Commission on November 27, 2002 in regard to the restatement of the consolidated financial statements of CITGO Petroleum Corporation as of December 31, 2001 and 2000, management's discussion and analysis, and the selected financial data as originally reported in CITGO's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to reflect the contribution as of January 1, 2002 to the capital of CITGO of VPHI. The principal asset of VPHI is a petroleum refinery owned by its wholly-owned subsidiary, PDVMR, located in Lemont, Illinois. CITGO has operated this refinery and purchased substantially all of its primary output, consisting of transportation fuel and petrochemicals, since May 1997. CITGO plans to continue to operate the refinery as a source of supply for transportation fuels and petrochemicals.

C. EXHIBITS


       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------


         3.1 Certificate of Incorporation, Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226, Exhibit 3.1).

         3.2 By-laws of CITGO Petroleum Corporation as amended on March 13, 2001 (incorporated by reference to Registrant's 2000 Form 10-K, File No. 1-14380, Exhibit 3.1(i)).

         4.1 Indenture, dated as of May 1, 1996, between CITGO Petroleum Corporation and the First National Bank of Chicago, relating to the 7-7/8% Senior Notes due 2006 of CITGO Petroleum Corporation, including the form of Senior Note (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226, Exhibit 4.1).

         4.2 Indenture, dated February 27, 2003, between CITGO Petroleum Corporation, as Issuer, and The Bank of New York, as Trustee, relating to the $550,000,000 11-3/8% Senior Notes due 2011 of CITGO Petroleum Corporation.

         10.1 Crude Supply Agreement between CITGO Petroleum Corporation and Petroleos de Venezuela, S.A., dated as of September 30, 1986 (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.1).

         10.2 Supplemental Crude Supply Agreement dated as of September 30, 1986 between CITGO Petroleum Corporation and Petroleos de Venezuela, S.A (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742,
                  Exhibit 10.2).

         10.3 Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin Refining Company and Petroleos de Venezuela, S.A (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742,
                  Exhibit 10.3).

         10.4 Supplemental Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin Refining Company and Petroleos de Venezuela, S.A (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.4).

         10.5 Contract for the Purchase/Sale of Boscan Crude Oil dated as of June 2, 1993 between Tradecal, S.A. and CITGO Asphalt Refining Company (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.1).

         10.6 Restated Contract for the Purchase/Sale of Heavy/Extra Heavy Crude Oil dated December 28, 1990 among Maraven, S.A., Lagoven, S.A. and Seaview Oil Company (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.6).

         10.7 Sublease Agreement dated as of March 31, 1987 between Champlin Petroleum Company, Sublessor, and Champlin Refining Company, Sublessee (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.7).

         10.8 Amended and Restated Limited Liability Company Regulations of LYONDELL-CITGO Refining Company, Ltd., dated July 1, 1993 (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.9).

         10.9 Contribution Agreement among Lyondell Petrochemical Company and LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742,
                  Exhibit 10.10).

         10.10 Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company, Ltd. and Lagoven, S.A. dated as of May 5, 1993 (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.11).

         10.11 Supplemental Supply Agreement dated as of May 5, 1993 between LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742,
                  Exhibit 10.12).

         10.12 Tax Allocation Agreement dated as of June 24, 1993 among PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., as amended (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.13).

         10.13 Second Amendment to the Tax Allocation Agreement among PDV America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., dated as of January 1, 1997 (incorporated by reference to Registrant's 2001 Form 10-K, File No. 1-14380,
                  Exhibit 10.13(i)).

         10.14 Master Shelf Agreement (1994) by and between Prudential Insurance Company of America and CITGO Petroleum Corporation ($100,000,000), dated March 4, 1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226, Exhibit 10.16).

         10.15 Letter Agreement by and between the Company and Prudential Insurance Company of America, dated March 4, 1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226, Exhibit 10.17(i)).

         10.16 Letter Amendment No. 1 to Master Shelf Agreement with Prudential Insurance Company of America, dated November 14, 1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226, Exhibit 10.17(ii)).

         10.17 CITGO Senior Debt Securities (1991) Agreement (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.18).

         10.18 Selling Agency Agreement dated as of October 28, 1997 among CITGO Petroleum Corporation, Salomon Brothers Inc. and Chase Securities Inc. (incorporated by reference to Registrant's Report on Form 8-K filed with the Commission on November 18, 1997, Exhibit 99.1).

         10.19 Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated December 31, 1998 (incorporated by reference to the Registrant's 1998 Form 10-K, File No. 1-14380, Exhibit 10.24).

         10.20 $260,000,000 364-Day Credit Agreement dated as of December 11, 2002 among CITGO Petroleum Corporation, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Societe Generale, as Documentation Agent and the other lenders party thereto.

         10.21 First Amendment to 364-Day Credit Agreement entered into January 29, 2003, but effective as of December 11, 2002, among CITGO Petroleum Corporation, Bank of America, N.A., as Administrative Agent and the other lenders party thereto.

         10.22 $260,000,000 Three-Year Credit Agreement dated as of December 11, 2002 among CITGO Petroleum Corporation, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Societe Generale, as Documentation Agent and the other lenders party thereto.

         10.23 First Amendment to Three-Year Credit Agreement entered into January 29, 2003, but effective as of December 11, 2002, among CITGO Petroleum Corporation, Bank of America, N.A., as Administrative Agent and the other lenders party thereto.

         10.24 $200,000,000 Term Loan Agreement dated as of February 27, 2003 among CITGO Petroleum Corporation, Credit Suisse First Boston, Cayman Island Branch, as Administrative Agent, and the other lenders party thereto, including Guarantee and Collateral Agreement among CITGO Petroleum Corporation; CITGO Pipeline Holding I, LLC; CITGO Pipeline Holding II, LLC and Credit Suisse First Boston, Cayman Islands Branch.

         12.1     Computation of Ratio of Earnings to Fixed Charges.

         23.1     Consent of Independent Auditors of CITGO Petroleum
                  Corporation.

         23.2     Consent of Independent Auditors of CITGO Petroleum
                  Corporation.

         23.3     Consent of Independent Auditors of LYONDELL-CITGO Refining LP.

         99.1 Annual Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CITGO PETROLEUM CORPORATION


                                              /s/     Larry Krieg
                                       ----------------------------------------
                                                      Larry Krieg
                                         Controller (Chief Accounting Officer)

Date:  March 21, 2003


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


                  Signatures                                   Title                         Date
                  ----------                                   -----                         ----

By       /s/      AIRES BARRETO                      Chairman of the Board and          March 18, 2003
  ------------------------------------------         Director
                  Aires Barreto

By       /s/      EUDOMARIO CARRUYO                  Director                           March 18, 2003
  ------------------------------------------
                  Eudomario Carruyo

By       /s/      LUIS DAVILA                        Director                           March 18, 2003
  ------------------------------------------
                  Luis Davila

By       /s/      WILLIAM PADRON                     Director                           March 18, 2003
  ------------------------------------------
                  William Padron

By       /s/      OSWALDO CONTRERAS                  President, Chief Executive         March 18, 2003
  ------------------------------------------         Officer and Director
                  Oswaldo Contreras

By       /s/      EDDIE R. HUMPHREY                  Senior Vice President              March 18, 2003
  ------------------------------------------         Finance Administration and
                  Eddie R. Humphrey                  Chief Financial Officer

                                 CERTIFICATIONS

                              ANNUAL CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Oswaldo Contreras, President and Chief Executive Officer of CITGO Petroleum Corporation (the "registrant"), certify that:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003                        /s/   Oswaldo Contreras
     ----------------------                 -----------------------------------
                                                Name:  Oswaldo Contreras
                                                Title: Chief Executive Officer

                              ANNUAL CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eddie R. Humphrey, Chief Financial Officer of CITGO Petroleum Corporation (the "registrant"), certify that:

1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 21, 2003                        /s/  Eddie R. Humphrey
       --------------------                 ------------------------------------
                                                  Name:  Eddie R. Humphrey
                                                  Title: Chief Financial Officer

CITGO PETROLEUM
CORPORATION

Consolidated Financial Statements as of
December 31, 2002 and 2001, and for
Each of the Three Years in the Period
Ended December 31, 2002, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of CITGO Petroleum Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CITGO Petroleum Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17, the accompanying consolidated financial statements for 2001 and 2000 have been restated to give retroactive effect to the January 1, 2002 merger of CITGO Petroleum Corporation and VPHI Midwest, Inc., which has been accounted for in a manner similar to "pooling-of-interests" accounting.



DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
February 14, 2003

CITGO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                                                                                         2002            2001
                                                                                                     (AS RESTATED
                                                                                                     - SEE NOTE 17)
                                                                                     ------------    --------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $     33,025     $    104,362
  Accounts receivable, net                                                                905,178          913,068
  Due from affiliates                                                                      93,615           64,923
  Inventories                                                                           1,090,915        1,109,346
  Prepaid expenses and other                                                               64,767           95,334
                                                                                     ------------     ------------
            Total current assets                                                        2,187,500        2,287,033

PROPERTY, PLANT AND EQUIPMENT - Net                                                     3,750,166        3,292,469

RESTRICTED CASH                                                                            23,486               --

INVESTMENTS IN AFFILIATES                                                                 716,469          700,701

OTHER ASSETS                                                                              309,291          228,906
                                                                                     ------------     ------------

                                                                                     $  6,986,912     $  6,509,109
                                                                                     ============     ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                        830,769          616,854
  Payables to affiliates                                                                  417,634          265,517
  Taxes other than income                                                                 229,072          219,699
  Other                                                                                   308,198          300,484
  Current portion of long-term debt                                                       190,664          107,864
  Current portion of capital lease obligation                                              22,713           20,358
                                                                                     ------------     ------------
            Total current liabilities                                                   1,999,050        1,530,776

LONG-TERM DEBT                                                                          1,109,861        1,303,692

CAPITAL LEASE OBLIGATION                                                                   24,251           46,964

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                               247,762          218,706

OTHER NONCURRENT LIABILITIES                                                              211,950          217,121

DEFERRED INCOME TAXES                                                                     834,880          767,338

MINORITY INTEREST                                                                              --           23,176

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding               1                1
  Additional capital                                                                    1,659,698        1,659,698
  Retained earnings                                                                       925,114          745,102
  Accumulated other comprehensive loss                                                    (25,655)          (3,465)
                                                                                     ------------     ------------
            Total shareholder's equity                                                  2,559,158        2,401,336
                                                                                     ------------     ------------

                                                                                     $  6,986,912     $  6,509,109
                                                                                     ============     ============


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                         2002             2001              2000
                                                                                                        (AS RESTATED - SEE NOTE 17)
REVENUES:
   Net sales                                                                         $ 19,080,845     $ 19,343,263     $ 21,941,263
   Sales to affiliates                                                                    277,477          257,905          215,965
                                                                                     ------------     ------------     ------------
                                                                                       19,358,322       19,601,168       22,157,228

   Equity in earnings of affiliates                                                       101,326          108,915           58,728
   Insurance recoveries                                                                   406,570           52,868               --
   Other income (expense), net                                                            (19,735)         (58,103)         (26,011)
                                                                                     ------------     ------------     ------------
                                                                                       19,846,483       19,704,848       22,189,945
                                                                                     ------------     ------------     ------------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including purchases of
      $6,779,798, $6,558,203 and $8,676,970 from affiliates)                           19,211,316       18,734,652       21,370,315
   Selling, general and administrative expenses                                           284,871          292,127          226,601
   Interest expense, excluding capital lease                                               67,394           69,164           85,565
   Capital lease interest charge                                                            7,017            9,128           11,019
   Minority interest                                                                           --            1,971            1,808
                                                                                     ------------     ------------     ------------
                                                                                       19,570,598       19,107,042       21,695,308
                                                                                     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                               275,885          597,806          494,637

INCOME TAXES                                                                               95,873          206,222          182,627
                                                                                     ------------     ------------     ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                                180,012          391,584          312,010

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,977                                                       --           13,600               --
                                                                                     ------------     ------------     ------------

NET INCOME                                                                                180,012          405,184          312,010

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net of related
         income taxes of $(850)                                                                --           (1,450)              --
      Less:  reclassification adjustment for derivative losses included in
         net income, net of related income taxes of $182 in 2002 and $265 in 2001             310              469               --
                                                                                     ------------     ------------     ------------

                                                                                              310             (981)              --

   Foreign currency translation loss, net of related
      income taxes of $(78)                                                                  (172)              --               --

   Minimum pension liability adjustment, net of deferred taxes of $12,835 in
     2002, $69 in 2001 and $(499) in 2000                                                 (22,328)            (119)             849
                                                                                     ------------     ------------     ------------

           Total other comprehensive (loss) income                                        (22,190)          (1,100)             849
                                                                                     ------------     ------------     ------------

COMPREHENSIVE INCOME                                                                 $    157,822     $    404,084     $    312,859
                                                                                     ============     ============     ============


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS AND SHARES IN THOUSANDS)
-------------------------------------------------------------------------------





                                             COMMON STOCK
                                     ---------------------------     ADDITIONAL      RETAINED
                                        SHARES         AMOUNT         CAPITAL        EARNINGS

BALANCE, JANUARY 1, 2000
    (As restated - See Note 17)                 1   $          1   $  1,667,305    $    721,020

 Net income                                    --             --             --         312,010

 Other comprehensive income                    --             --             --              --

 Tax allocation agreement
    amendment                                  --             --         (7,607)         10,788

 Dividend paid                                 --             --             --        (225,000)
                                     ------------   ------------   ------------    ------------

BALANCE, DECEMBER 31, 2000
    (As restated - See Note 17)                 1              1      1,659,698         818,818

 Net income                                    --             --             --         405,184

 Other comprehensive loss                      --             --             --              --

 Dividend paid                                 --             --             --        (478,900)
                                     ------------   ------------   ------------    ------------

BALANCE, DECEMBER 31, 2001
    (As restated - See Note 17)                 1              1      1,659,698         745,102

 Net income                                    --             --             --         180,012

 Other comprehensive (loss) income             --             --             --              --
                                     ------------   ------------   ------------    ------------

BALANCE, DECEMBER 31, 2002                      1   $          1   $  1,659,698    $    925,114
                                     ============   ============   ============    ============

                                                           ACCUMULATED OTHER
                                                      COMPREHENSIVE INCOME (LOSS)
                                     ------------------------------------------------------------
                                        MINIMUM       FOREIGN           CASH                            TOTAL
                                        PENSION       CURRENCY          FLOW                        SHAREHOLDER'S
                                       LIABILITY     TRANSLATION        HEDGES           TOTAL          EQUITY

BALANCE, JANUARY 1, 2000
    (As restated - See Note 17)      $     (3,214)   $         --    $         --    $     (3,214)   $  2,385,112

 Net income                                    --              --              --              --         312,010

 Other comprehensive income                   849              --              --             849             849

 Tax allocation agreement
    amendment                                  --              --              --              --           3,181

 Dividend paid                                 --              --              --              --        (225,000)
                                     ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2000
    (As restated - See Note 17)            (2,365)             --              --          (2,365)      2,476,152

 Net income                                    --              --              --              --         405,184

 Other comprehensive loss                    (119)             --            (981)         (1,100)         (1,100)

 Dividend paid                                 --              --              --              --        (478,900)
                                     ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2001
    (As restated - See Note 17)            (2,484)             --            (981)         (3,465)      2,401,336

 Net income                                    --              --              --              --         180,012

 Other comprehensive (loss) income        (22,328)           (172)            310         (22,190)        (22,190)
                                     ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2002           $    (24,812)   $       (172)   $       (671)   $    (25,655)   $  2,559,158
                                     ============    ============    ============    ============    ============


See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        2002            2001            2000
                                                                                     (AS RESTATED - SEE NOTE 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $    180,012    $    405,184    $    312,010
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                      298,686         288,882         290,450
      Provision for losses on accounts receivable                         17,458           6,239           1,651
      Loss on sale of investments                                             --              --               1
      Deferred income taxes                                               37,642         115,025          52,945
      Distributions in excess of equity in earnings of affiliates         22,313          44,521          68,196
      Other adjustments                                                    3,992          24,680          26,260
      Changes in operating assets and liabilities:
         Accounts receivable and due from affiliates                     (40,009)        427,771        (348,229)
         Inventories                                                      18,431          42,960         (58,142)
         Prepaid expenses and other current assets                        62,465         (84,280)            550
         Accounts payable and other current liabilities                  315,266        (625,313)        512,753
         Other assets                                                   (128,466)        (90,984)        (52,550)
         Other liabilities                                                30,483          29,802          (2,609)
                                                                    ------------    ------------    ------------
           Total adjustments                                             638,261         179,303         491,276
                                                                    ------------    ------------    ------------
           Net cash provided by operating activities                     818,273         584,487         803,286
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (711,834)       (253,465)       (122,049)
   Proceeds from sales of property, plant and equipment                      919           3,866           4,491
   (Increase) decrease in restricted cash                                (23,486)             --           3,015
   Investments in LYONDELL-CITGO Refining LP                             (32,000)        (31,800)        (17,600)
   Loans to LYONDELL-CITGO Refining LP                                        --              --          (7,024)
   Investments in and advances to other affiliates                       (22,484)        (11,435)        (14,500)
                                                                    ------------    ------------    ------------
           Net cash used in investing activities                        (788,885)       (292,834)       (153,667)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments of) proceeds from short-term bank loans                    --         (37,500)         21,500
   Net (repayments of) proceeds from revolving bank loans               (112,200)        391,500        (462,000)
   Proceeds from loans from affiliates                                    39,000              --              --
   Payments on private placement senior notes                            (11,364)        (39,935)        (39,935)
   Payments of master shelf agreement notes                              (25,000)             --              --
   Payments on taxable bonds                                             (31,000)        (28,000)             --
   Proceeds from issuance of tax-exempt bonds                             68,502          28,000              --
   Payments of capital lease obligations                                 (20,358)        (26,649)         (7,954)
   Repayments of other debt                                               (8,305)        (14,845)        (14,179)
   Dividends paid                                                             --        (478,900)       (225,000)
                                                                    ------------    ------------    ------------
           Net cash used in financing activities                        (100,725)       (206,329)       (727,568)
                                                                    ------------    ------------    ------------


                                                                     (Continued)

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             2002              2001            2000
                                                                           (AS RESTATED - SEE NOTE 17)
(DECREASE) INCREASE  IN CASH AND CASH
   EQUIVALENTS                                           $    (71,337)    $     85,324    $    (77,949)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                104,362           19,038          96,987
                                                         ------------     ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     33,025     $    104,362    $     19,038
                                                         ============     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
      Interest, net of amounts capitalized               $     72,970     $     83,972    $     92,080
                                                         ============     ============    ============

      Income taxes, net of refunds of $50,733 in 2002    $    (45,745)    $    296,979    $     60,501
                                                         ============     ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
   ACTIVITIES:
   Tax allocation agreement amendment                    $         --     $         --    $      3,181
                                                         ============     ============    ============


See notes to consolidated financial statements.                      (Concluded)

CITGO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED - SEE NOTE 17)
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


1.       SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - CITGO Petroleum Corporation ("CITGO") is a subsidiary of PDV America, Inc. ("PDV America"), an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Bolivarian Republic of Venezuela.

         CITGO manufactures or refines and markets quality transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO owns and operates three modern, highly complex crude oil refineries (Lake Charles, Louisiana, Corpus Christi, Texas, and Lemont, Illinois) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 756 thousand barrels per day ("MBPD"). CITGO also owns a minority interest in LYONDELL-CITGO Refining LP, a limited partnership (formerly a limited liability company) that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO's consolidated financial statements also include accounts relating to a lubricant and wax plant, pipelines, and equity interests in pipeline companies and petroleum storage terminals.

         CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets. CITGO is also engaged in an effort to sell lubricants, gasoline and distillates in various Latin American markets.

         PRINCIPLES OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of CITGO and its subsidiaries including VPHI Midwest, Inc. ("VPHI" - See Note 17 "Change in Reporting Entity") and its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"), and Cit-Con Oil Corporation ("Cit-Con"), which was 65 percent owned by CITGO through December 31, 2001 (collectively referred to as the "Company"). On January 1, 2002, CITGO acquired the outstanding 35 percent interest in Cit-Con from Conoco, Inc. The principal asset of Cit-Con is a lubricants and wax plant in Lake Charles, Louisiana. This transaction did not have a material effect on the consolidated financial position or results of operations of the Company. The legal entity, Cit-Con Oil Corporation, was dissolved effective April 1, 2002. All subsidiaries are wholly owned. All material intercompany transactions and accounts have been eliminated.

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

         EXCISE TAXES - The Company collects excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.2 billion, $3.3 billion, and $3.2 billion were collected from customers and paid to various governmental entities in 2002, 2001, and 2000, respectively. Excise taxes are not included in sales.

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

         The Company capitalizes interest on projects when construction entails major expenditures over extended time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Interest capitalized totaled $4 million, $2 million, and $4 million, during 2002, 2001, and 2000, respectively.

         RESTRICTED CASH - The Company has restricted cash of $23 million at December 31, 2002 consisting of highly liquid investments held in trust accounts in accordance with tax exempt revenue bonds due 2032. Funds are released solely for financing the qualified capital expenditures as defined in the bond agreement.

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133," was issued. The statement, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives, at fair value, as either assets or liabilities in the statement of financial position with an offset either to shareholder's equity and comprehensive income or income depending upon the classification of the derivative. The Company adopted SFAS No. 133 on January 1, 2001. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type benefit of $13.8 million to net income related to these derivatives. The Company did not elect prospective hedge accounting for derivatives existing at the date of adoption of SFAS No. 133.

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

         REFINERY MAINTENANCE - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to seven years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $75 million, $69 million, and $68 million for 2002, 2001, and 2000, respectively. Ordinary maintenance is expensed as incurred.

         The American Institute of Certified Public Accountants has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2003, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. Currently, the AICPA is discussing the future of this exposure draft with the FASB. The final accounting requirements and timing of required adoption are not known at this time. At December 31, 2002, the Company had included turnaround costs of $210 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

         ENVIRONMENTAL EXPENDITURES - Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or cleanups are probable and the costs can be reasonably estimated. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available.

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

         On January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has identified certain asset retirement obligations that are within the scope of the standard, including obligations imposed by certain state laws pertaining to closure and/or removal of storage tanks, contractual removal obligations included in certain easement and right-of-way agreements associated with the Company's pipeline operations, and contractual removal obligations relating to a refinery processing unit located within a third-party entity's facility. The Company cannot currently determine a reasonable estimate of the fair value of its asset retirement obligations due to the fact that the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range or potential settlement dates. Accordingly, the adoption of SFAS No. 143 did not impact the Company's financial position or results of operations.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. (See Note 14.)

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company has not determined the impact on its financial position or results of operations that may result from the application of FIN 46.

2.       RECENT DEVELOPMENTS

         CITGO's ultimate parent is PDVSA, the national oil company of the Bolivarian Republic of Venezuela and its largest supplier of crude oil. The Company has long-term crude oil supply agreements with PDVSA for a portion of the crude oil requirements for the Company's Lake Charles, Corpus Christi, Paulsboro and Savannah refineries.

         A nation-wide work stoppage by opponents of President Hugo Chavez began in Venezuela on December 2, 2002, and has disrupted most activity in that country, including the operations of PDVSA. A significant number of PDVSA's employees abandoned their jobs during the month of December. PDVSA also informed the Company that its production of crude oil and natural gas, as well as the export of crude oil and refined petroleum products, were severely affected by these events in December. Subsequently, the production and export of crude oil has been progressively increasing. PDVSA has reported that some employees are returning to work.

         The Company continues to be able to locate and purchase adequate crude oil, albeit at higher prices than under the contracts with PDVSA, to maintain normal operations at its refineries and to meet its refined products commitments to its customers. In December 2002, the Company received approximately 61 percent of the crude oil volumes that it received from PDVSA in December 2001. In January 2003, the Company received approximately 94 percent of the crude oil volumes that it received from PDVSA in January 2002. Historically, the Company purchased approximately 50 percent of its total crude oil requirements from PDVSA. At December 31, 2002, the Company had approximately $90 million in accounts payable related to crude oil deliveries from PDVSA for which CITGO had not received invoices. The reduction in supply from PDVSA and the purchase of crude oil from alternative sources has had the effect of increasing CITGO's crude oil cost and decreasing its gross margin and profit margin from what they would have been had the crude oil been purchased under its long-term crude oil supply contracts with PDVSA.

         The Company's liquidity has been adversely affected recently as a result of events directly and indirectly associated with the disruption in its Venezuelan crude oil supply from PDVSA. During this supply disruption, the Company has been successful in covering any shortfall with spot market purchases, but those purchases generally require payment fifteen days sooner than would be the case for comparable deliveries under its supply agreements with PDVSA. This shortening of the Company's payment cycle has increased its cash needs and reduced its liquidity. Also, a number of trade creditors have sought to tighten credit payment terms on purchases that the Company makes from them. That tightening, if adopted by all creditors, would increase the Company's cash needs and reduce its liquidity.

         In addition, all three major rating agencies lowered the Company's debt ratings based upon, among other things, concerns regarding the supply disruption. This downgrading caused a termination event under its existing accounts receivable sale facility, which ultimately led to the repurchase of $125 million in accounts receivable and cancellation of the facility on January 31, 2003. That facility had a maximum size of $225 million of which $125 million was used at the time of repurchase. The Company received a letter of commitment from another lender on February 6, 2003 to replace the cancelled facility. (See Note 6.)

         Additionally, effective following the debt rating downgrade, the Company's uncommitted, unsecured, short-term borrowing capacity is no longer available.

         Also, letter of credit providers for $76 million of the Company's outstanding letters of credit have indicated that they will not renew such letters of credit. These letters of credit support approximately

         $75 million of tax-exempt bond issues that were issued previously for the Company's benefit. The Company has an additional $231 million of letters of credit outstanding that back or support other bond issues that it has issued through governmental entities, which are subject to renewal during 2003. The Company has not received notice from the issuers of these additional letters of credit indicating an intention not to renew. The Company is working on replacing the letters of credit that will not be renewed with letters of credit issued under its revolving credit facilities. The Company is also considering arranging for the redemption of certain tax-exempt bonds and the issuance of new tax-exempt bonds that would not require letter of credit support.

         Operating cash flow represents a primary source for meeting the Company's liquidity requirements; however, the termination of its accounts receivable sale facility, the possibility of additional tightened payment terms and the possible need to replace non-renewing letters of credit has prompted the Company to examine alternative arrangements to supplement and improve its liquidity. CITGO management believes that the Company has adequate liquidity from existing sources to support its operations for the foreseeable future.

         The Company is currently preparing a bond offering of approximately $550 million. The Company currently expects to use the net proceeds for general corporate purposes. However, the Company may dividend up to $500 million of the net proceeds to PDV America to provide funds for the repayment of PDV America's 7 7/8% Senior notes due August 1, 2003 if permitted under the indenture governing the proposed notes to make such a dividend.

3.       REFINERY AGREEMENTS

         An affiliate of PDVSA acquired a 50 percent equity interest in a refinery in Chalmette, Louisiana ("Chalmette") in October 1997, and assigned to CITGO its option to purchase up to 50 percent of the refined products produced at the refinery through December 31, 2000 (Note 5). CITGO exercised this option during 2000, and acquired approximately 67 MBPD of refined products from the refinery, approximately one-half of which was gasoline. The affiliate did not assign this option to CITGO for 2001 or 2002.

         In October 1998, an affiliate of PDVSA acquired a 50 percent equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50 percent of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (Note 5). Pursuant to the above arrangement, CITGO acquired approximately 100 MBPD, 106 MBPD, and 125 MBPD of refined products from HOVENSA during 2002, 2001, and 2000, respectively, approximately one-half of which was gasoline.

4.       INVESTMENT IN LYONDELL-CITGO REFINING LP

         LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 MBPD refinery in Houston, Texas and is owned by subsidiaries of CITGO (41.25%) and Lyondell Chemical Company (58.75%) ("the Owners"). This refinery processes heavy crude oil supplied by PDVSA under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract (Note 5).

         At various times since April 1998, PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. Most recently, LYONDELL-CITGO received notice of force majeure from PDVSA in December 2002. Crude oil was purchased in the spot market to replace the volume not delivered under the contract during December 2002. By February 2003, crude oil deliveries had returned to contract volumes.

         As of December 31, 2002, CITGO has outstanding loans to LYONDELL-CITGO of $35 million. The notes bear interest at market rates, which were approximately 2.4 percent, 2.2 percent, and 6.9 percent at December 31, 2002, 2001 and 2000. Principal and interest are due in December 2004. Accordingly, these notes are included in other assets in the accompanying consolidated balance sheets.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differs from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:





                                                                  DECEMBER 31,
                                                   --------------------------------------------
                                                       2002            2001            2000
                                                                 (000'S OMITTED)

Carrying value of investment                       $    518,279    $    507,940    $    518,333
Notes receivable                                         35,278          35,278          35,278
Participation interest                                     41 %            41 %            41 %
Equity in net income                               $     77,902    $     73,983    $     41,478
Cash distributions received                              88,663         116,177         100,972

Summary of LYONDELL-CITGO's financial position:
   Current assets                                  $    357,000    $    227,000    $    310,000
   Noncurrent assets                                  1,400,000       1,434,000       1,386,000
   Current liabilities:
     Debt                                                    --          50,000         470,000
     Distributions payable to partners                  181,000          29,000          16,000
     Other                                              333,000         298,000         381,000
   Noncurrent liabilities (including debt of
      $450,000 at December 31, 2002 and 2001
      and $-0- at December 31, 2000)                    840,000         776,000         321,000
   Partners' capital                                    403,000         508,000         508,000

Summary of operating results:
   Revenue                                         $  3,392,000    $  3,284,000    $  4,075,000
   Gross profit                                         299,000         317,000         250,000
   Net income                                           213,000         203,000         128,000


On December 11, 2002, LYONDELL-CITGO completed a refinancing of its working capital revolver and its term bank loan. The new term loan and working capital revolver will mature in June 2004.

5.       RELATED PARTY TRANSACTIONS

         The Company purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. The Company purchased $3.3 billion, $3.0 billion, and $3.2 billion of crude oil, feedstocks and other products from wholly owned subsidiaries of PDVSA in 2002, 2001, and 2000, respectively, under these and other purchase agreements.

         At various times since April 1998, PDVSA deliveries of crude oil to CITGO were less than contractual base volumes due to PDVSA's declaration of force majeure pursuant to all four long-term crude oil supply contracts described above. Under a force majeure declaration, PDVSA may reduce the amount of crude oil that it would otherwise be required to supply under these agreements. When PDVSA reduces its delivery of crude oil under these crude oil supply agreements, CITGO may obtain alternative sources of crude oil which may result in increased crude costs or increase its purchases of refined products. As a result, the Company was required to obtain alternative sources of crude oil. See Note 2 for a description of events that led to further disruptions of supplies in December 2002.

         During 2002, 2001 and 2000, PDVSA did not deliver naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof.

         The crude oil supply contracts generally incorporate formula prices based on the market value of a number of refined products deemed to be produced from each particular crude oil, less (i) certain deemed refining costs adjustable for inflation; (ii) certain actual costs, including transportation charges, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil. At December 31, 2002 and 2001, $262 million and $185 million, respectively, were included in payables to affiliates as a result of these transactions. At December 31, 2002, the Company had approximately $90 million in accounts payable related to crude oil deliveries from PDVSA for which CITGO had not received invoices.

         The Company also purchases refined products from various other affiliates including LYONDELL-CITGO, HOVENSA and Chalmette, under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $3.5 billion, $3.4 billion, and $5.3 billion for 2002, 2001, and 2000, respectively. At December 31, 2002 and 2001, $110 million and $73 million, respectively, were included in payables to affiliates as a result of these transactions.

         The Company had refined product, feedstock, and other product sales to affiliates, primarily at market-related prices, of $277 million, $248 million, and $205 million in 2002, 2001, and 2000, respectively. At December 31, 2002 and 2001, $94 million and $64 million, respectively, was included in due from affiliates as a result of these and related transactions.

         Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note
         15. The Company has also guaranteed debt of certain affiliates (Note
         14).

         In August 2002, three affiliates entered into agreements to advance excess cash to CITGO from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding, Inc. ("PDV Holding"). The notes bear interest at rates equivalent to 30-day LIBOR plus .875% payable quarterly. Amounts outstanding on these notes at December 31, 2002 were $5 million, $30 million and $4 million from PDV

         Texas, PDV America and PDV Holding, respectively and are included in payables to affiliates in the accompanying consolidated balance sheet.

         The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the members according to the agreement and bills each member accordingly. Each member records its amounts due or payable to CITGO in a related party payable account. At December 31, 2002 and 2001, CITGO had net related party receivables related to federal income taxes of $25 million and $23 million, respectively.

         Prior to the formation of PDV Holding as the common parent in the 1997 tax year, the Company and PDV America were parties to a tax allocation agreement. In 1998, $8 million due from CITGO to PDV America under this agreement for the 1997 tax year was classified as a noncash contribution of capital. In 1999, $11 million due from PDV America to CITGO under this agreement for the 1998 tax year was classified as a noncash dividend. Amendment No. 2 to the Tax Allocation Agreement was executed during 2000; this amendment eliminated the provisions of the agreement that provided for these noncash contribution and dividend classifications effective with the 1997 tax year. Consequently, the classifications made in the prior two years were reversed in 2000. In the event that CITGO should cease to be part of the consolidated federal income tax group, any amounts included in shareholder's equity under this agreement are required to be settled between the parties in cash (net $2 million payable to PDV America at December 31, 2002 and
         2001).

         At December 31, 2002, CITGO has federal income taxes payable of $20 million included in other current liabilities. At December 31, 2001, CITGO had income tax prepayments of $76 million included in prepaid expenses.

6.       ACCOUNTS RECEIVABLE


                                            2002             2001
                                              (000'S OMITTED)

Trade                                   $    766,824     $    718,319
Credit card                                  116,246          121,334
Other                                         39,313           87,195
                                        ------------     ------------
                                             922,383          926,848
Allowance for uncollectible accounts         (17,205)         (13,780)
                                        ------------     ------------

                                        $    905,178     $    913,068
                                        ============     ============

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

         The Company has a limited purpose consolidated subsidiary, CITGO Funding Corporation, which established a non-recourse agreement to sell trade accounts receivable to independent third parties. Under the terms of the agreement, new receivables were added to the pool as collections (administered by CITGO) reduced previously sold receivables. The amount sold at any one time under the trade accounts receivable sales agreement was limited to a maximum of $225 million (increased from $125 million through an amendment in April
         2000).

         In January 2003, CITGO's debt rating was lowered based upon, among other things, concerns regarding the supply disruption of crude oil from Venezuela. This downgrade caused a termination event under the trade accounts receivable sales agreement, which ultimately led to the repurchase of $125 million in accounts receivable and cancellation of the facility on January 31, 2003.

         On February 6, 2003, the Company received a letter of commitment from another lender to replace the cancelled facility. Under the terms of the proposed agreement, new receivables will be added to the pool as collections (administered by CITGO) reduce previously sold receivables. The amount sold at any one time will be limited to a maximum of $200 million.

         Fees and expenses of $3.3 million, $7.6 million, and $16 million related to the agreements were recorded as other expense during the years ended December 31, 2002, 2001 and 2000, respectively. In 2000, the Company realized a gain of $5 million resulting from the reversal of the allowance for uncollectible accounts related to certain receivables sold.

7.       INVENTORIES



                              2002            2001
                                  (000'S OMITTED)

Refined product           $    781,495    $    836,683
Crude oil                      221,422         193,319
Materials and supplies          87,998          79,344
                          ------------    ------------

                          $  1,090,915    $  1,109,346
                          ============    ============


         At December 31, 2002 and 2001, estimated net market values exceeded historical cost by approximately $572 million and $174 million, respectively.

         The reduction of hydrocarbon LIFO inventory quantities resulted in a liquidation of prior years' LIFO layers and decreased cost of goods sold by $29 million in 2002.

8.       PROPERTY, PLANT AND EQUIPMENT


                                                 2002             2001
                                                    (000'S OMITTED)

Land                                         $    138,156     $    137,927
Buildings and leaseholds                          431,899          470,465
Machinery and equipment                         4,532,889        3,951,191
Vehicles                                           24,597           23,866
Construction in process                           384,869          219,938
                                             ------------     ------------
                                                5,512,410        4,803,387
Accumulated depreciation and amortization      (1,762,244)      (1,510,918)
                                             ------------     ------------

                                             $  3,750,166     $  3,292,469
                                             ============     ============


         Depreciation expense for 2002, 2001, and 2000 was $223 million, $220 million, and $222 million, respectively.

         Other income (expense) includes gains and losses on disposals and retirements of property, plant and equipment. Such net losses were approximately $5 million, $24 million, and $11 million in 2002, 2001, and 2000, respectively.

9.       INVESTMENTS IN AFFILIATES

         In addition to LYONDELL-CITGO, the Company's investments in affiliates consist of equity interests of 6.8 percent to 50 percent in joint interest pipelines and terminals, including a 15.79 percent interest in Colonial Pipeline Company; a 49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; a 49 percent partnership interest in Mount Vernon Phenol Plant; and a 25 percent interest in The Needle Coker Company. The carrying value of these investments exceeded the Company's equity in the underlying net assets by approximately $137.6 million and $139 million at December 31, 2002 and 2001, respectively.

         At December 31, 2002 and 2001, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $34.0 million and $39.5 million at December 31, 2002 and 2001, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

         Information on the Company's investments, including LYONDELL-CITGO, follows:




                                                                       DECEMBER 31,
                                                        --------------------------------------------
                                                            2002            2001            2000
                                                                      (000'S OMITTED)

Company's investments in affiliates
   (excluding NISCO)                                    $    716,469    $    700,701    $    712,560
Company's equity in net income of affiliates                 101,326         108,915          58,728
Dividends and distributions received from affiliates         123,639         153,435         126,600



         Selected financial information provided by the affiliates is summarized as follows:



                                                                     DECEMBER 31,
                                                      --------------------------------------------
                                                          2002            2001            2000
                                                                     (000'S OMITTED)

Summary of financial position:
   Current assets                                     $    740,019    $    566,204    $    638,297
   Noncurrent assets                                     3,396,209       3,288,950       3,005,582
   Current liabilities (including debt of $52,417,
      $685,089 and $729,806 at December 31,
      2002, 2001, and 2000, respectively)                  846,623       1,240,391       1,336,989
   Noncurrent liabilities (including debt of
      $2,185,502, $1,460,196 and $1,274,069
      at December 31, 2002, 2001, and 2000,
      respectively)                                      2,863,505       2,082,573       1,874,465

Summary of operating results:
   Revenues                                           $  4,906,397    $  4,603,136    $  5,221,382
   Gross profit                                            879,907         781,630         700,317
   Net income                                              449,779         397,501         325,489

10.      SHORT-TERM BANK LOANS

         As of December 31, 2002, the Company has established $90 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities are determined daily based upon the federal funds' interest rates, and maturity options vary up to 30 days. The weighted average interest rates actually incurred in 2002, 2001, and 2000 were 2.5 percent, 2.3 percent, and 6.4 percent, respectively. The Company had no borrowings outstanding under these facilities at December 31, 2002 and 2001.

         As of January 13, 2003, following a debt rating downgrade, this uncommitted, unsecured, short-term borrowing capacity is no longer available.

11.      LONG-TERM DEBT AND FINANCING ARRANGEMENTS


                                                                    2002             2001
                                                                      (000'S OMITTED)

Revolving bank loans                                            $    279,300     $    391,500

Senior Notes $200 million face amount, due 2006 with
   interest rate of 7.875%                                           199,898          199,867

Private Placement Senior Notes, due 2003 to 2006 with an
   interest rate of 9.30%                                             45,455           56,819

Master Shelf Agreement Senior Notes, due 2003 to
   2009 with interest rates from 7.17% to 8.94%                      235,000          260,000

Tax-Exempt Bonds, due 2004 to 2032 with variable
   and fixed interest rates                                          425,872          357,370

Taxable Bonds, due 2026 to 2028 with variable interest rates         115,000          146,000
                                                                ------------     ------------

                                                                   1,300,525        1,411,556
Current portion of long-term debt                                   (190,664)        (107,864)
                                                                ------------     ------------

                                                                $  1,109,861     $  1,303,692
                                                                ============     ============


         REVOLVING BANK LOANS - The Company's credit agreements with various banks consist of (i) a $260 million, three-year, revolving bank loan maturing in December 2005; (ii) a $260 million, 364-day, revolving bank loan maturing in December 2003; and (iii) a $25 million, 364-day, revolving bank loan maturing in May 2003, all of which are unsecured and have various interest rate options. Interest rates on the revolving bank loans ranged from 2.4 percent to 2.5 percent at December 31, 2002; $279 million was outstanding under these credit agreements at December 31, 2002.

         SHELF REGISTRATION - SENIOR NOTES - In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On October 28, 1997, the Company entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by the Company under the shelf registration. No amounts were sold under this agreement as of December 31, 2002.

         PRIVATE PLACEMENT - At December 31, 2002, the Company has outstanding approximately $45 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semiannually in May and November.

         MASTER SHELF AGREEMENT - At December 31, 2002, the Company has outstanding $235 million of privately-placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

         COVENANTS - The various debt agreements above contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company's ability to pay dividends, incur additional debt, place liens on property, and sell fixed assets. The Company's debt instruments described above do not contain any covenants that trigger prepayment or increased costs as a result of a change in its debt ratings. The Company was in compliance with the debt covenants at December 31, 2002.

         TAX-EXEMPT BONDS - At December 31, 2002, through state entities, CITGO has outstanding $49.8 million of industrial development bonds for certain Lake Charles port facilities and pollution control equipment and $356.2 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles and Corpus Christi refineries and at the LYONDELL-CITGO refinery. The bonds bear interest at various fixed and floating rates, which ranged from
         2.1 percent to 8.0 percent at December 31, 2002 and ranged from 2.5 percent to 6.0 percent at December 31, 2001. Additional credit support for the variable rate bonds is provided through letters of credit.

         PDVMR has issued $19.9 million of variable rate pollution control bonds, with interest currently paid monthly. The bonds have one payment at maturity in the year 2008 to retire the principal, and principal and interest payments are guaranteed by a $20.3 million letter of credit.

         TAXABLE BONDS - At December 31, 2002, through state entities, the Company has outstanding $115 million of taxable environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles refinery and at the LYONDELL-CITGO refinery. Such bonds are secured by letters of credit and have floating interest rates (2.5 percent at December 31, 2002 and 3.1 percent at December 31,
         2001). At the option of the Company and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. During 2002, 2001 and 2000, $31 million, $28 million and $0 of originally issued taxable bonds were converted to tax-exempt bonds.

         DEBT MATURITIES - Future maturities of long-term debt as of December 31, 2002, are: 2003 - $190.7 million, 2004 - $47.2 million, 2005 -
         $161.3 million, 2006 - $251.2 million, 2007 - $61.8 million and $588.3 million thereafter.

         INTEREST RATE SWAP AGREEMENTS - The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:



                                                                                   NOTIONAL PRINCIPAL AMOUNT
                                                                                -------------------------------
                                       EXPIRATION          FIXED RATE               2002               2001
VARIABLE RATE INDEX                       DATE                PAID                      (000'S OMITTED)

J.J. Kenny                           February 2005             5.30%            $     12,000       $     12,000
J.J. Kenny                           February 2006             5.27%                  15,000             15,000
J.J. Kenny                           February 2007             5.49%                  15,000             15,000
                                                                                ------------       ------------

                                                                                $     42,000       $     42,000
                                                                                ============       ============

         Interest expense includes $0.6 million in 2000 related to the net settlements on these agreements. Effective January 1, 2001, changes in the fair value of these agreements are recorded in other income (expense). The fair value of these agreements at December 31, 2002, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3.5 million, the offset of which is recorded in the balance sheet caption other current liabilities.

12.      EMPLOYEE BENEFIT PLANS

         EMPLOYEE SAVINGS - CITGO sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and CITGO makes contributions, including matching of employee contributions, based on plan provisions. CITGO expensed $23 million, $20 million and $17 million related to its contributions to these plans in 2002, 2001 and 2000, respectively.

         PENSION BENEFITS - CITGO sponsors three qualified noncontributory defined benefit pension plans, two covering eligible hourly employees and one covering eligible salaried employees. CITGO also sponsors three nonqualified defined benefit plans for certain eligible employees. The qualified plans' assets include corporate securities, shares in a fixed income mutual fund, two collective funds and a short-term investment fund. The nonqualified plans are not funded.

         CITGO's policy is to fund the qualified pension plans in accordance with applicable laws and regulations and not to exceed the tax deductible limits. The nonqualified plans are funded as necessary to pay retiree benefits. The plan benefits for each of the qualified pension plans are primarily based on an employee's years of plan service and compensation as defined by each plan.

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - In addition to pension benefits, CITGO also provides certain health care and life insurance benefits for eligible salaried and hourly employees at retirement. These benefits are subject to deductibles, copayment provisions and other limitations and are primarily funded on a pay-as-you-go basis. CITGO reserves the right to change or to terminate the benefits at any time.

         The following sets forth the changes in benefit obligations and plan assets for the CITGO pension and postretirement plans for the years ended December 31, 2002 and 2001, and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:


                                                         PENSION BENEFITS                  OTHER BENEFITS
                                                  -----------------------------     -----------------------------
                                                      2002             2001             2002             2001
                                                          (000S OMITTED)                    (000S OMITTED)

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year           $    336,917     $    288,188     $    260,696     $    206,276
Service cost                                            17,171           15,680            7,191            5,754
Interest cost                                           24,007           21,798           18,603           15,708
Plan vesting changes                                        30               --               --               --
Actuarial loss                                          27,371           23,130           55,654           40,556
Benefits paid                                          (11,670)         (11,879)          (7,993)          (7,598)
                                                  ------------     ------------     ------------     ------------

Benefit obligation at end of year                      393,826          336,917          334,151          260,696
                                                  ------------     ------------     ------------     ------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year         263,953          272,889            1,115            1,053
Actual return on plan assets                           (20,666)         (10,185)              67               62
Employer contribution                                    9,182           13,128            7,993            7,598
Benefits paid                                          (11,670)         (11,879)          (7,993)          (7,598)
                                                  ------------     ------------     ------------     ------------

Fair value of plan assets at end of year               240,799          263,953            1,182            1,115
                                                  ------------     ------------     ------------     ------------

Funded status                                         (153,027)         (72,965)        (332,969)        (259,581)
Unrecognized net actuarial loss (gain)                  69,184           (1,991)          75,206           30,840
Unrecognized prior service cost                          1,972            2,293               --               --
Net gain at date of adoption                              (207)            (475)              --               --
                                                  ------------     ------------     ------------     ------------

Net amount recognized                             $    (82,078)    $    (73,138)    $   (257,763)    $   (228,741)
                                                  ============     ============     ============     ============

Amounts recognized in the Company's
 consolidated balance sheets consist of:
   Accrued benefit liability                      $    (91,093)    $    (80,238)    $   (257,763)    $   (228,741)
   Intangible asset                                      2,308            3,035               --               --
   Accumulated other comprehensive income                6,707            4,065               --               --
                                                  ------------     ------------     ------------     ------------

Net amount recognized                             $    (82,078)    $    (73,138)    $   (257,763)    $   (228,741)
                                                  ============     ============     ============     ============




                                             PENSION BENEFITS                  OTHER BENEFITS
                                      -----------------------------     -----------------------------
                                          2002             2001             2002             2001

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31:
   Discount rate                              6.75%            7.25%            6.75%            7.25%
   Expected return on plan assets             8.50%            9.00%            6.00%            6.00%
   Rate of compensation increase              5.00%            5.00%              --               --

         For measurement purposes, a 10 percent pre-65 and an 11 percent post-65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. These rates are assumed to decrease 1 percent per year to an ultimate level of 5 percent by 2008 for pre-65 and 2009 for post-65 participants, and to remain at that level thereafter.

                                                       PENSION BENEFITS                              OTHER BENEFITS
                                            ----------------------------------------     ----------------------------------------
                                               2002           2001           2000           2002           2001           2000
                                                         (000S OMITTED)                               (000S OMITTED)

Components of net periodic benefit cost:
   Service cost                             $   17,171     $   15,680     $   15,533     $    7,191     $    5,754     $    5,769
   Interest cost                                24,007         21,798         19,680         18,603         15,708         14,392
   Expected return on plan assets              (23,668)       (24,165)       (24,397)           (67)           (63)           (59)
   Amortization of prior service cost              350            351            143             --             --             --
   Amortization of net gain at date
      of adoption                                 (268)          (268)          (268)            --             --             --
   Recognized net actuarial gain                   530         (3,021)        (4,824)        11,288             --        (17,254)
                                            ----------     ----------     ----------     ----------     ----------     ----------

Net periodic benefit cost                   $   18,122     $   10,375     $    5,867     $   37,015     $   21,399     $    2,848
                                            ==========     ==========     ==========     ==========     ==========     ==========

One-time adjustment                         $       --     $       --     $    2,875     $       --     $       --     $       --
                                            ==========     ==========     ==========     ==========     ==========     ==========


         Actuarial gains (or losses) related to the postretirement benefit obligation are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5 percent of the accumulated postretirement benefit obligation.

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $37.3 million, $32.7 million and $0, respectively, as of December 31, 2002, and $33.4 million, $29.3 million and $0, respectively, as of December 31, 2001.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                               1-PERCENTAGE-      1-PERCENTAGE-
                                                              POINT INCREASE      POINT DECREASE
                                                             ----------------    ----------------
                                                                     (000'S OMITTED)

Increase (decrease) in total of service and interest cost
  components                                                 $          4,623    $         (3,679)

Increase (decrease) in postretirement benefit obligation               52,653             (42,496)

         PDVMR PENSION PLANS - In connection with the creation of PDVMR, on May 1, 1997, PDVMR assumed the responsibility for a former partnership's pension plans, which include both a qualified and a nonqualified plan which were frozen at their current levels on April 30, 1997. The plans cover former employees of the partnership who were participants in the plans as of April 30, 1997. At December 31, 2002 and 2001, plan assets consisted of equity securities, bonds and cash.

         The following sets forth the changes in benefit obligations and plan assets for the PDVMR pension plans for the years ended December 31, 2002 and 2001, and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:

                                                                                   2002             2001
                                                                               ------------     ------------
                                                                                     (000S OMITTED)

Change in benefit obligation:
   Benefit obligation at beginning of year                                     $     53,590      $     51,446
   Interest cost                                                                      3,873             3,934
   Actuarial loss (gain)                                                              1,079                (2)
   Benefits paid                                                                     (2,713)           (1,788)
                                                                               ------------      ------------

Benefit obligation at end of year                                                    55,829            53,590
                                                                               ------------      ------------

Change in plan assets:
   Fair value of plan assets at beginning of year                                    60,288            66,737
   Actual return on plan assets                                                      (7,886)           (4,661)
   Employer contribution                                                                106                --
   Benefits paid                                                                     (2,713)           (1,788)
                                                                               ------------      ------------

   Fair value of plan assets at end of year                                          49,795            60,288
                                                                               ------------      ------------

   Funded status                                                                     (6,033)            6,698
   Unrecognized net actuarial loss                                                   21,676             6,091
                                                                               ------------      ------------

   Net amount recognized                                                       $     15,643      $     12,789
                                                                               ============      ============

Amounts recognized in the Company's consolidated balance sheets consist of:
   Prepaid Pension Cost                                                                  --            13,179
   Accrued benefit liability                                                         (6,033)             (487)
   Accumulated other comprehensive income                                            21,676                97
                                                                               ------------      ------------

Net amount recognized                                                          $     15,643      $     12,789
                                                                               ============      ============


                                                                                   2002              2001
                                                                               ------------      ------------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
   Discount rate                                                                       6.75%             7.25%
   Expected return on plan assets                                                      8.50%             9.50%



                                                  2002             2001             2000
                                              ------------     ------------     ------------

COMPONENTS OF NET PERIODIC BENEFIT CREDIT:
    Interest cost                             $      3,873     $      3,934     $      3,823
    Expected return on plan assets                  (6,625)          (6,421)          (6,123)
    Recognized net actuarial loss (gain)                 4                3              (55)
                                              ------------     ------------     ------------
Net periodic benefit credit                   $     (2,748)    $     (2,484)    $     (2,355)
                                              ============     ============     ============



         The projected benefit obligation of the nonqualified plan (which equals the accumulated benefit obligation for this plan) was $380,000 as of December 31, 2002 and $487,000 as of December 31, 2001. The plan is unfunded.

13.      INCOME TAXES

         The provisions for income taxes are comprised of the following:

                  2002            2001            2000
                            (000'S OMITTED)
Current:
   Federal    $     47,087    $     84,960    $    125,068
   State               751           5,686           4,614
   Foreign             222              --              --
              ------------    ------------    ------------
                    48,060          90,646         129,682
Deferred            47,813         115,576          52,945
              ------------    ------------    ------------

              $     95,873    $    206,222    $    182,627
              ============    ============    ============


         The federal statutory tax rate differs from the effective tax rate due to the following:

                                           2002            2001            2000

Federal statutory tax rate                   35.0 %          35.0 %          35.0 %
State taxes, net of federal benefit           2.4 %           0.9 %           1.6 %
Dividend exclusions                          (3.0)%          (1.2)%          (1.3)%
Other                                         0.4 %          (0.2)%           1.6 %
                                       ------------    ------------    ------------

Effective tax rate                           34.8 %          34.5 %          36.9 %
                                       ============    ============    ============

         Deferred income taxes reflect the net tax effects of (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2002 and 2001 are as follows:


                                                                                    2002             2001
                                                                                       (000'S OMITTED)
Deferred tax liabilities:
   Property, plant and equipment                                                $    754,990    $    710,131
   Inventories                                                                        81,912          93,459
   Investments in affiliates                                                         173,603         173,724
   Other                                                                              95,886          58,170
                                                                                ------------    ------------
                                                                                   1,106,391       1,035,484

Deferred tax assets:
   Postretirement benefit obligations                                                 99,234          88,049
   Employee benefit accruals                                                          58,002          57,243
   Alternative minimum tax credit carryforwards                                       64,687          59,929
   Net operating loss carryforwards                                                   25,997           1,602
   Marketing and promotional accruals                                                  4,815           4,989
   Other                                                                              48,275          51,970
                                                                                ------------    ------------
                                                                                     301,010         263,782
                                                                                ------------    ------------

Net deferred tax liability (of which $29,499 is included in current assets at December 31, 2002 and $4,365 is included in current
   liabilities at December 31, 2001.)                                           $    805,381    $    771,702
                                                                                ============    ============


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

         A class action lawsuit brought by four former marketers of the UNO-VEN Company ("UNO-VEN") in U.S. District Court in Wisconsin against UNO-VEN alleging improper termination of the UNO-VEN Marketer Sales Agreement under the Petroleum Marketing Practices Act in connection with PDVMR's 1997 acquisition of Unocal's interest in UNO-VEN has resulted in the judge granting the Company's motion for summary judgment. The plaintiffs appealed the summary judgment and the Seventh Circuit of the U.S. Court of Appeals has affirmed the judgment. The time for an appeal to the U.S. Supreme court has expired, and therefore, this action is concluded.

         The Company has settled a lawsuit against PDVMR and CITGO in Illinois state court which claimed damages as a result of PDVMR invoicing a partnership in which it is a partner, and an affiliate of the other partner of the partnership, allegedly excessive charges for electricity by these entities' facilities located adjacent to the Lemont, Illinois refinery. The electricity supplier to the refinery is seeking recovery from the Company of alleged underpayments for electricity. The Company has denied all allegations and is pursuing its defenses.

         In May 1997, a fire occurred at CITGO's Corpus Christi refinery. Approximately seventeen related lawsuits were filed in federal and state courts in Corpus Christi, Texas against CITGO on behalf of approximately 9,000 individuals alleging property damages, personal injury and punitive damages. In September 2002, CITGO reached an agreement to settle substantially all of the claims related to this incident for an amount that did not have a material financial impact on the Company.

         In September 2002, a state District Court in Corpus Christi, Texas has ordered CITGO to pay property owners and their attorneys approximately $6 million based on alleged settlement of class action property damage claims as a result of alleged air, soil and groundwater contamination from emissions released from CITGO's Corpus Christi, Texas refinery. CITGO has appealed the ruling to Texas Court of Appeals.

         Litigation is pending in federal court in Lake Charles, Louisiana against CITGO by a number of current and former refinery employees and applicants asserting claims of racial discrimination in connection with CITGO's employment practices. A trial involving two plaintiffs resulted in verdicts for the Company. The Court granted the Company summary judgment with respect to another group of plaintiffs' claims, which rulings were appealed and affirmed by the Fifth Circuit Court of Appeals. Trials of the remaining cases are set to begin in December 2003. The Company does not expect that the ultimate resolution of these cases will have an adverse material effect on its financial condition or results of operations.

         CITGO is among refinery defendants to state and federal lawsuits in New York and state actions in Illinois and California alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. Plaintiffs claim that MTBE is a defective product and that refiners failed to adequately warn customers and the public about risks associated with the use of MTBE in gasoline. These actions allege that MTBE poses public health risks and seek testing, damages and remediation of the alleged contamination. Plaintiffs filed putative class action lawsuits in federal courts in Illinois, California, Florida and New York. CITGO was named as a defendant in all but the California case. The federal cases were all consolidated in a Multidistrict Litigation case in the United States District Court for the Southern District of New York ("MDL 1358"). In July 2002, the court in the MDL case denied plaintiffs' motion for class certification. The Company does not expect that the resolution of the MDL and California lawsuits will have a material impact on CITGO's financial condition or results of operations. In August 2002, a New York state court judge handling two separate but related individual MTBE lawsuits dismissed plaintiffs' product liability claims, leaving only traditional nuisance and trespass claims for leakage from underground storage tanks at gasoline stations near plaintiffs' water wells. Subsequently, a putative class action involving the same leaking underground storage tanks has been filed. CITGO anticipates filing a motion to dismiss the product liability claims and will also oppose class certification. Also, in late October 2002, The County of Suffolk, New York, and the Suffolk County Water Authority filed suit in state court, claiming MTBE contamination of that county's water supply. The judge in the Illinois state court action is expected to hear plaintiffs' motion for class certification in that case sometime within the next year.

         In August 1999, the U.S. Department of Commerce rejected a petition filed by a group of independent oil producers to apply antidumping measures and countervailing duties against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. The petitioners appealed this decision before the U.S. Court of International Trade based in New York, where the matter is still pending. On September 19, 2000, the Court of International Trade remanded the case to the Department of Commerce with instructions to reconsider its August 1999 decision. The Department of Commerce was required to make a revised decision as to whether or not to initiate an investigation within 60 days. The Department of Commerce appealed to the U.S. Court of Appeals for the Federal Circuit, which dismissed the appeal as premature on July 31, 2001. The Department of Commerce issued its revised decision, which again rejected the petition, in August 2001. The revised decision was affirmed by the Court of International Trade at December 17, 2002. The independent oil producers may or may not appeal the Court of International Trade's decision.

         Approximately 140 lawsuits are currently pending against the Company in state and federal courts, primarily in Louisiana and Texas. The cases were brought by former employees and contractor employees seeking damages for asbestos related illnesses allegedly resulting from exposure at refineries owned or operated by the Company in Lake Charles, Louisiana and Corpus Christi, Texas. In many of these cases, there are multiple defendants. In some cases, the Company is indemnified by or has the right to seek indemnification for losses and expense that it may incur from prior owners of the refineries or employers of the claimants. The Company does not believe that the resolution of the cases will have an adverse material effect on its financial condition or results of operations.

         ENVIRONMENTAL COMPLIANCE AND REMEDIATION - The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulphur gasoline and diesel fuel that have necessitated additional capital and operating expenditures. Also, regulatory interpretations by the U.S. EPA regarding "modifications" to refinery equipment under the New Source Review ("NSR"), provisions of the Clean Air Act have created uncertainty about the extent to which additional capital and operating expenditures will be required and administrative penalties imposed. In addition to the Clean Air Act, CITGO is subject to various other federal, state and local environmental laws and regulations which may require CITGO to take additional compliance actions and also actions to remediate the effects on the environment of prior disposal or release of petroleum, hazardous substances and other waste and/or pay for natural resource damages. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs. Also, numerous other factors affect the Company's plans with respect to environmental compliance and related expenditures.

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

         The Texas Commission on Environmental Quality ("TCEQ") conducted a multi-media investigation of the Corpus Christi Refinery during the second quarter of 2002 and has issued a Notice of Enforcement to the Company which identifies approximately 35 items of alleged violations of Texas environmental regulations. The Company anticipates that penalties will be proposed with respect to these matters, but no amounts have yet been specified.

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

         In January and July 2001, CITGO received Notices of Violation ("NOVs") from the U.S. EPA alleging violations of the Federal Clean Air Act. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits or installing new control equipment under the New Source Review provisions of the Clean Air Act. The NOVs followed inspections and formal Information Requests regarding the Company's Lake Charles, Louisiana and Corpus Christi, Texas refineries and the Lemont, Illinois refinery. Since mid-2002, CITGO has been engaged in settlement negotiations with the U.S. EPA. The settlement negotiations have focused on different levels of air pollutant emission reductions and the merits of various types of control equipment to achieve those reductions. No settlement agreement, or agreement in principal, has been reached. Based primarily on the costs of control equipment reported by the U.S. EPA and other petroleum companies and the types and number of emission control devices that have been agreed to in previous petroleum companies' NSR settlement with the U.S. EPA, CITGO estimates that the capital costs of a settlement with the U.S. EPA could range from $130 million to $200 million. Any such capital costs would be incurred over a period of years, anticipated to be from 2003 to 2008. Also, this cost estimate range, while based on current information and judgment, is dependent on a number of subjective factors, including the types of control devices installed, the emission limitations set for the units the year the technology may be installed, and possible future operational changes. CITGO also may be subject to possible penalties. If settlement discussions fail, CITGO is prepared to contest the NOVs. If CITGO is found to have violated the provisions cited in the NOVs CITGO estimates the capital expenditures or penalties that might result could range up to $290 million to be incurred over a period of years if a court makes a number of legal interpretations that are adverse to CITGO.

         In June 1999, an NOV was issued by the U.S. EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants regulations covering benzene emissions from wastewater treatment operations at the Lemont, Illinois refinery operated by CITGO. CITGO is in settlement discussions with the U.S. EPA. The Company believes this matter will be consolidated with the matters described in the previous paragraph.

         In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging violations of the Louisiana air quality regulations at the Lake Charles, Louisiana refinery. CITGO is in settlement discussions with the LDEQ.

         Various regulatory authorities have the right to conduct, and from time to time do conduct, environmental compliance audits of the Company's and its subsidiaries' facilities and operations. Those audits have the potential to reveal matters that those authorities believe represent non-compliance in one or more respects with regulatory requirements and for which those authorities may seek corrective actions and/or penalties in an administrative or judicial proceeding. Other than matters described above, based upon current information, the Company is not aware that any such audits or their findings have resulted in the filing of such a proceeding or is the subject of a threatened filing with respect to such a proceeding, nor does the Company believe that any such audit or their findings will have a material adverse effect on its future business and operating results.

         Conditions which require additional expenditures may exist with respect to various Company sites including, but not limited to, CITGO's operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. The amount of such future expenditures, if any, is indeterminable.

         Increasingly stringent environmental regulatory provisions and obligations periodically require additional capital expenditures. During 2002, CITGO spent approximately $148 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $1.3 billion for environmental and regulatory capital projects over the five-year period 2003-2007. These estimates may vary due to a variety of factors.

         SUPPLY AGREEMENTS - The Company purchases the crude oil processed at its refineries and also purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. In addition to supply agreements with various affiliates (Notes 3 and 5), the Company has various other crude oil, refined product and feedstock purchase agreements with unaffiliated entities with terms ranging from monthly to annual renewal. The Company believes these sources of supply are reliable and adequate for its current requirements.

         THROUGHPUT AGREEMENTS - The Company has throughput agreements with certain pipeline affiliates (Note 9). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, the Company may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. The Company currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 2002, the Company has no fixed and determinable, unconditional purchase obligations under these agreements.

         COMMODITY DERIVATIVE ACTIVITY - As of December 31, 2002 the Company's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options, and over-the-counter swaps. At December 31, 2002, the balance sheet captions other current assets and other current liabilities include $29.5 million and $32.9 million, respectively, related to the fair values of open commodity derivatives.

         GUARANTEES - As of December 31, 2002, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an affiliate, bank debt of an equity investment, bank debt of customers and customer debt related to the acquisition of marketing equipment as shown in the following table:



                               (000S OMITTED)

Letters of credit              $     50,740

Bank debt
     Affiliate                       10,000
     Equity investment                5,500
     Customers                        4,471

Financing debt of customers
     Equipment acquisition            2,766
                               ------------

     Total                     $     73,477
                               ============


         In each case, if the debtor fails to meet its obligation, CITGO would be obligated to make the required payment. The guarantees related to letters of credit, affiliate's bank debt and equity investment bank debt expire in 2003. The guarantees related to customer bank debt expire between 2004 and 2009. The guarantees related to financing debt associated with equipment acquisition by customers expire between 2003 and 2007. The Company has not recorded any amounts on the Company's balance sheet relating to these guarantees.

         In the event of debtor default on the letters of credit, CITGO has been indemnified by PDV Holding, Inc., the direct parent of PDV America. In the event of debtor default on the affiliate's and equity investment bank debt, CITGO has no recourse. In the event of debtor default on customer bank debt, CITGO generally has recourse to personal guarantees from principals or liens on property, except in one case, in which the guaranteed amount is $170 thousand, CITGO has no recourse. In the event of debtor default on financing debt incurred by customers, CITGO would receive an interest in the equipment being financed after making the guaranteed debt payment.

         CITGO has granted indemnities to the buyers in connection with past sales of product terminal facilities. These indemnities provide that CITGO will accept responsibility for claims arising from the period in which CITGO owned the facilities. Due to the uncertainties in this situation, the Company is not able to estimate a liability relating to these indemnities.

         The Company has not recorded a liability on its balance sheet relating to product warranties because historically, product warranty claims have not been significant.

         OTHER CREDIT AND OFF-BALANCE SHEET RISK INFORMATION AS OF DECEMBER 31, 2002 - The Company has outstanding letters of credit totaling approximately $451 million, which includes $428 million related to CITGO's tax-exempt and taxable revenue bonds and $20.3 million related to PDVMR's pollution control bonds (Note 11).

         The Company has also acquired surety bonds totaling $71 million primarily due to requirements of various government entities. The Company does not expect liabilities to be incurred related to such guarantees, letters of credit or surety bonds.

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

15.      LEASES

         The Company leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expires on January 1, 2004; however, the Company may renew the lease until January 31, 2011, the date of its option to purchase the facilities for a nominal amount. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $209 million at December 31, 2002 and 2001. Accumulated amortization related to the leased assets was approximately $134 million and $126 million at December 31, 2002 and 2001, respectively. Amortization is included in depreciation expense.

         The Company also has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment, vessels and vehicles. Rent expense on all operating leases totaled $102 million in 2002, $77 million in 2001, and $63 million in 2000. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:



                                               CAPITAL        OPERATING
                                                LEASE           LEASES          TOTAL
YEAR                                                      (000'S OMITTED)

2003                                       $     27,375     $    105,580    $    132,955
2004                                              5,000           64,296          69,296
2005                                              5,000           37,171          42,171
2006                                              5,000           21,038          26,038
2007                                              5,000           14,393          19,393
Thereafter                                       16,000           12,659          28,659
                                           ------------     ------------    ------------

Total minimum lease payments                     63,375     $    255,137    $    318,512
                                                            ============    ============
Amount representing interest                     16,411
                                           ------------
Present value of minimum lease payments          46,964
Current portion                                 (22,713)
                                           ------------

                                           $     24,251
                                           ============

16.      FAIR VALUE INFORMATION

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

         The carrying amounts of cash equivalents approximate fair values. The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:


                                                  2002                           2001
                                    -----------------------------     -----------------------------
                                      CARRYING          FAIR            CARRYING          FAIR
                                       AMOUNT           VALUE            AMOUNT           VALUE
                                           (000'S OMITTED)                   (000'S OMITTED)
LIABILITIES:
   Long-term debt                   $  1,300,524     $  1,285,795     $  1,411,556     $  1,423,388

DERIVATIVE AND OFF-BALANCE
   SHEET FINANCIAL INSTRUMENTS -
   UNREALIZED LOSSES:
   Interest rate swap agreements          (3,450)          (3,450)          (2,816)          (2,816)
   Guarantees of debt                         --           (2,012)              --           (1,470)
   Letters of credit                          --           (6,548)              --           (5,903)
   Surety bonds                               --             (303)              --             (292)


         At February 11, 2003, using current rates, the estimated fair values of guarantees of debt and letters of credit are approximately $4.2 million and $13.5 million, respectively.

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

17.      CHANGE IN REPORTING ENTITY

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

         Effective January 1, 2002, the accounts of VPHI were included in the consolidated financial statements of CITGO at the historical carrying value of PDV America's investment in VPHI. CITGO recorded the effects of this transaction in a manner similar to pooling-of-interests accounting; accordingly the accompanying financial statements and notes thereto have been restated to present the Company's consolidated financial position as of December 31, 2001 and results of operations for the years ended December 31, 2001 and 2000 as if the transaction had occurred on January 1, 2000. All significant intercompany transactions, balances and profits were eliminated; no other adjustments to previously reported results of operations of either entity were necessary in preparation of the restated financial statements.

         The following presents the separate results of operations for CITGO and VPHI for the years ended December 31, 2001 and 2000:



                                              YEAR ENDED DECEMBER 31,
                                           ----------------------------
                                               2001            2000
                                                 (000'S OMITTED)

CITGO net income as previously reported    $    317,024    $    231,984
Effect of VPHI                                   88,160          80,026
                                           ------------    ------------
Net income restated                        $    405,184    $    312,010
                                           ============    ============


         The restated results of operations do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2000, or of future results of operations of the combined entities.

18.      INSURANCE RECOVERIES

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

         The Company recognizes property damage insurance recoveries in excess of the amount of recorded losses and related expenses, and business interruption insurance recoveries when such amounts are realized. During the years ended December 31, 2002 and 2001, the Company recorded $407 million and $52 million, respectively, of insurance recoveries related to these fires. Additionally, during 2001, the Company recorded in other income (expense), property losses and related expenses totaling $54.3 million related to these fires. The Company received cash proceeds of $442 million and $29 million during the years ended December 31, 2002 and 2001. The Company expects to recover additional amounts related to the Lemont refinery event subject to final settlement negotiations.

                                     ******

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partnership Governance Committee
of LYONDELL-CITGO Refining LP

In our opinion, the accompanying balance sheets and related statements of income, Partners' capital and cash flows present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining LP (the Partnership) at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Houston, Texas
February 14, 2003

                           LYONDELL-CITGO REFINING LP

                              STATEMENTS OF INCOME


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------
MILLIONS OF DOLLARS                                      2002             2001             2000
-------------------                                  ------------     ------------     ------------

SALES AND OTHER OPERATING REVENUES                   $      3,392     $      3,284     $      4,075

OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Crude oil and feedstock                           2,546            2,379            3,246
          Operating and other expenses                        547              588              580
     Selling, general and administrative expenses              53               61               60
                                                     ------------     ------------     ------------
                                                            3,146            3,028            3,886
                                                     ------------     ------------     ------------

     Operating income                                         246              256              189

Interest expense                                              (32)             (52)             (63)
Interest income                                                --                1                2
                                                     ------------     ------------     ------------


Income before extraordinary items                             214              205              128


Extraordinary loss on extinguishment of debt                   (1)              (2)              --
                                                     ------------     ------------     ------------

NET INCOME                                           $        213     $        203     $        128
                                                     ============     ============     ============








                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                                 BALANCE SHEETS


                                                                   DECEMBER 31,
                                                         -----------------------------
MILLIONS OF DOLLARS                                          2002             2001
-------------------                                      ------------     ------------

ASSETS
Current assets:
     Cash and cash equivalents                           $        101     $          3
     Accounts receivable:
        Trade, net                                                 47               31
        Related parties and affiliates                            106               62
     Inventories                                                   93              130
     Prepaid expenses and other current assets                     10                4
                                                         ------------     ------------
        Total current assets                                      357              230
                                                         ------------     ------------

Property, plant and equipment                                   2,392            2,322
Construction projects in progress                                 159              177
Accumulated depreciation and amortization                      (1,239)          (1,156)
                                                         ------------     ------------
                                                                1,312            1,343
Deferred charges and other assets                                  88               97
                                                         ------------     ------------

       Total assets                                      $      1,757     $      1,670
                                                         ============     ============

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
           Trade                                         $         69     $        117
           Related parties and affiliates                         212               98
     Distribution payable to Lyondell Partners                    106               17
     Distribution payable to CITGO Partners                        75               12
     Loan payable to bank                                          --               50
     Taxes, payroll and other liabilities                          52               91
                                                         ------------     ------------
        Total current liabilities                                 514              385
                                                         ------------     ------------

Long-term debt                                                    450              450
Loan payable to Lyondell Partners                                 229              229
Loan payable to CITGO Partners                                     35               35
Pension, postretirement benefit and other liabilities             126               79
                                                         ------------     ------------
       Total long-term liabilities                                840              793
                                                         ------------     ------------

Commitments and contingencies

Partners' capital:
     Partners' accounts                                           432              507
     Accumulated other comprehensive loss                         (29)             (15)
                                                         ------------     ------------
        Total partners' capital                                   403              492
                                                         ------------     ------------

           Total liabilities and partners' capital       $      1,757     $      1,670
                                                         ============     ============






                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                            STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
MILLIONS OF DOLLARS                                                        2002             2001             2000
-------------------                                                    ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $        213     $        203     $        128
     Adjustments to reconcile net income to
          cash provided by operating activities:
          Depreciation and amortization                                         116              108              112
          Net loss (gain) on disposition of assets                                1               (3)               1
          Extraordinary items                                                     1                2               --
    Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                   (59)             113              (62)
          Inventories                                                            37              (40)             (43)
          Accounts payable                                                       70              (88)              97
          Prepaid expenses and other current assets                              (5)               7               10
          Other assets and liabilities                                          (13)             (22)             (21)
                                                                       ------------     ------------     ------------
               Cash provided by operating activities                            361              280              222
                                                                       ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                             (65)            (109)             (60)
     Proceeds from sale of property, plant and equipment                          2                8               --
     Proceeds from sales tax refund related to capital expenditures              --                5               --
     Other                                                                       (3)              --               (1)
                                                                       ------------     ------------     ------------
               Cash used in investing activities                                (66)             (96)             (61)
                                                                       ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) bank loan                                     (50)              30               20
     Contributions from Lyondell Partners                                        46               45               25
     Contributions from CITGO Partners                                           32               32               18
     Distributions to Lyondell Partners                                        (126)            (165)            (144)
     Distributions to CITGO Partners                                            (89)            (116)            (101)
     Payment of debt issuance costs                                             (10)              (8)              --
     Repayment of current maturities of long-term debt                           --               --             (450)
     Proceeds from PDVSA loan                                                    --               --              439
     Proceeds from Lyondell Partners' loans                                      --               --                4
     Proceeds from CITGO Partners' loans                                         --               --               13
                                                                       ------------     ------------     ------------
               Cash used in financing activities                               (197)            (182)            (176)
                                                                       ------------     ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 98                2              (15)
Cash and cash equivalents at beginning of period                                  3                1               16
                                                                       ------------     ------------     ------------
Cash and cash equivalents at end of period                             $        101     $          3     $          1
                                                                       ============     ============     ============









                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                         STATEMENTS OF PARTNERS' CAPITAL


                                              PARTNERS' ACCOUNTS                    ACCUMULATED
                                ----------------------------------------------         OTHER
                                  LYONDELL          CITGO                          COMPREHENSIVE    COMPREHENSIVE
MILLIONS OF DOLLARS               PARTNERS         PARTNERS          TOTAL         INCOME (LOSS)    INCOME (LOSS)
-------------------             ------------     ------------     ------------     -------------    -------------

BALANCE AT JANUARY 1, 2000      $         20     $        536     $        556     $         --     $         --

Net income                                86               42              128               --              128
Cash contributions                        25               18               43               --               --
Distributions to Partners               (128)             (91)            (219)              --               --
                                ------------     ------------     ------------     ------------     ------------
Comprehensive income                                                                                $        128
                                                                                                    ============


BALANCE AT DECEMBER 31, 2000               3              505              508               --     $         --

Net income                               129               74              203               --              203
Cash contributions                        45               32               77               --               --
Distributions to Partners               (165)            (116)            (281)              --               --
Other comprehensive income:
   Minimum pension liability                                                                (15)             (15)
                                ------------     ------------     ------------     ------------     ------------
Comprehensive income                                                                                $        188
                                                                                                    ============

BALANCE AT DECEMBER 31, 2001              12              495              507              (15)    $         --

Net income                               135               78              213               --              213
Cash contributions                        46               32               78               --               --
Distributions to Partners               (215)            (151)            (366)              --               --
Other comprehensive income:
   Minimum pension liability                                                                (14)             (14)
                                ------------     ------------     ------------     ------------     ------------
Comprehensive income                                                                                $        199
                                                                                                    ============

BALANCE AT DECEMBER 31, 2002    $        (22)    $        454     $        432     $        (29)
                                ============     ============     ============     ============









                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                          NOTES TO FINANCIAL STATEMENTS

1. THE PARTNERSHIP

LYONDELL-CITGO Refining LP ("LCR" or the "Partnership") was formed on July 1, 1993, by subsidiaries of Lyondell Chemical Company ("Lyondell") and CITGO Petroleum Corporation ("CITGO") in order to own and operate a refinery ("Refinery") located adjacent to the Houston Ship Channel in Houston, Texas and a lube oil blending and packaging plant in Birmingport, Alabama.

Lyondell owns its interest in the Partnership through wholly owned subsidiaries, Lyondell Refining Partners, LP ("Lyondell LP") and Lyondell Refining Company ("Lyondell GP"). Lyondell LP and Lyondell GP together are known as Lyondell Partners. CITGO holds its interest through CITGO Refining Investment Company ("CITGO LP") and CITGO Gulf Coast Refining, Inc. ("CITGO GP"), both wholly owned subsidiaries of CITGO. CITGO LP and CITGO GP together are known as CITGO Partners. Lyondell Partners and CITGO Partners together are known as the Partners. LCR will continue in existence until it is dissolved under the terms of the Limited Partnership Agreement (the "Agreement").

The Partners have agreed to allocate cash distributions based on an ownership interest that is determined by certain contributions instead of allocating such amounts based on their capital account balances. Based upon these contributions, Lyondell Partners and CITGO Partners had ownership interests of approximately 59% and 41%, respectively, as of December 31, 2002. Net income before depreciation, as shown on the statements of partners' capital is allocated to the partners based on ownership interests, while depreciation is allocated to the partners based on contributed assets.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition--Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment is made.

Cash and Cash Equivalents--Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts. Cash equivalents include instruments with an original maturity date of three months or less. Cash equivalents are stated at cost, which approximates fair value. The Partnership's policy is to invest cash in conservative, highly rated instruments and limit the amount of credit exposure to any one institution.

Accounts Receivable--The Partnership sells its products primarily to other industrial concerns in the petrochemical and refining industries. The Partnership performs ongoing credit evaluations of its customers' financial condition and in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts receivable, which is reflected in the Balance Sheets as a reduction of accounts receivable-trade, totaled $25,000 at both December 31, 2002 and 2001.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for substantially all inventories, except for materials and supplies, which are valued using the average cost method.

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

                           LYONDELL-CITGO REFINING LP

Property, Plant and Equipment--Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, generally, 24 years for major manufacturing equipment, 24 to 30 years for buildings, 5 to 10 years for light equipment and instrumentation, 10 years for office furniture and 5 years for information system equipment. Upon retirement or sale, LCR removes the cost of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in the Statement of Income. LCR's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

Long-Lived Asset Impairment--LCR evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell the assets.

Turnaround Maintenance and Repair Costs--Costs of maintenance and repairs exceeding $5 million incurred in connection with turnarounds of major units at the Refinery are deferred and amortized using the straight-line method over the period until the next planned turnaround, generally four to six years. These costs are maintenance, repair and replacement costs that are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units. Amortization of deferred turnaround costs for 2002, 2001 and 2000 were $13 million, $11 million and $11 million, respectively. Other turnaround costs and ordinary repair and maintenance costs were expensed as incurred.

Environmental Remediation Costs--Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimated expenditures have not been discounted to present value.

Income Taxes--The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for federal income taxes in the accompanying financial statements. The Partnership is subject to certain state income taxes.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Changes--Effective January 1, 2002, LCR implemented Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Implementation of SFAS No. 141, SFAS No. 142 and SFAS No. 144 did not have a material effect on the financial statements of LCR.

Anticipated Accounting Changes--LCR expects to implement two significant accounting changes in 2003, as discussed below.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on LCR, when implemented in 2003, will be the classification of gains or losses that result from early extinguishment of debt as an element of income before extraordinary items. Reclassification of prior period gains or losses that were originally reported as extraordinary items also will be required (See Note 3).

                           LYONDELL-CITGO REFINING LP

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. FIN No. 46 addresses situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. FIN No. 46 applies immediately to entities created after January 31, 2003 and, for LCR, will apply to older entities beginning in the third quarter 2003. LCR does not expect FIN No. 46 to have a significant effect on its financial statements.

Other Recent Accounting Pronouncements--In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses obligations associated with the retirement of tangible long-lived assets. In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 will be effective for activities initiated after December 31, 2002. LCR does not expect adoption of SFAS No. 143 or SFAS No. 146 to have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements. FIN No. 45 expands required disclosures for certain types of guarantees for the period ended December 31, 2002 and requires recognition of a liability at fair value for guarantees granted after December 31, 2002. LCR does not expect FIN No. 45 to have a significant effect on its financial statements.

Reclassifications--Certain previously reported amounts have been reclassified to conform to classifications adopted in 2002.


3. EXTRAORDINARY ITEMS

In December 2002, LCR completed the refinancing of its credit facilities with a new $450 million term bank loan facility and a $70 million working capital revolving credit facility prior to maturity (See Note 7). LCR wrote off unamortized debt issuance costs of $1 million. The $1 million charge was reported as an extraordinary loss on extinguishment of debt. Previously, these debt issuance costs had been deferred and amortized to interest expense.

In July 2001, LCR wrote off $2 million of unamortized debt issuance costs related to the early retirement of the $450 million term credit facility. The charge was reported as an extraordinary loss on extinguishment of debt (See Note
7).

                           LYONDELL-CITGO REFINING LP

4. RELATED PARTY TRANSACTIONS

LCR is party to agreements with the following related parties:

         o    CITGO

         o    CITGO Partners

         o Equistar Chemicals, LP ("Equistar") - Lyondell holds a 70.5% interest

         o    Lyondell

         o    Lyondell Partners

         o    Petroleos de Venezuela, S.A. ("PDVSA")

         o    PDV Holding, Inc.

         o    PDVSA Petroleo, S.A. ("PDVSA Oil")

         o    PDVSA Services

         o    Petrozuata Financial, Inc.

         o    TCP Petcoke Corporation

LCR buys a substantial majority of its crude oil supply at deemed product-based prices, adjusted for certain indexed items (See Notes 11 and 12), from PDVSA Oil under the terms of a long-term crude oil supply agreement ("Crude Supply Agreement").

Under the terms of a long-term product sales agreement, CITGO buys all of the finished gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery at market-based prices.

LCR is party to a number of raw materials, product sales and administrative service agreements with Lyondell, CITGO and Equistar. This includes a hydrogen take-or-pay contract with Equistar (See Note 11). In addition, a processing agreement provides for the production of alkylate and methyl tertiary butyl ether for the Partnership at Equistar's Channelview, Texas petrochemical complex.

Under the terms of a lubricant facility operating agreement, CITGO operates the lubricant facility in Birmingport, Alabama while the Partnership retains ownership. Under the terms of the lubricant sales agreements, CITGO buys paraffinic lubricants base oil, naphthenic lubricants, white mineral oils and specialty oils from the Partnership.

                           LYONDELL-CITGO REFINING LP

Related party transactions are summarized as follows:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------
MILLIONS OF DOLLARS                                  2002            2001            2000
-------------------                              ------------    ------------    ------------
LCR billed related parties for the following:
  Sales of products:
    CITGO                                        $      2,488    $      2,309    $      2,879
    Equistar                                              217             203             264
    Lyondell                                                1              --              --
    PDVSA Services                                         --              --              14
    TCP Petcoke Corporation                                17              40              32
  Services and cost sharing arrangements:
    Equistar                                                1               2              --
    Lyondell                                                1               3               2

Related parties billed LCR for the following:
  Purchase of products:
    CITGO                                                  78              80              52
    Equistar                                              324             359             425
    Lyondell                                                1              --              --
    PDVSA                                               1,259           1,474           1,796
    Petrozuata                                             22              --              --
  Transportation charges:
    CITGO                                                   1               1               1
    Equistar                                                3               3              --
    PDVSA                                                   3               3               1
  Services and cost sharing arrangements:
    CITGO                                                   8               3               2
    Equistar                                               17              19              15
    Lyondell                                                3               3               4

During 2002, LCR and the Partners agreed to renew and extend a number of existing notes due to Lyondell Partners and CITGO Partners with master notes to each Partner. These master notes replace existing notes dated on or prior to July 31, 2000. At December 31, 2002, Lyondell Partners and CITGO Partners loans totaled $229 million and $35 million, respectively. Both master notes are due on December 7, 2004. In accordance with an agreement with the Partners related to LCR's credit facility (See Note 7), no interest was paid to Lyondell Partners or CITGO Partners on these loans during 2002 or 2001.

During 2000, LCR paid PDVSA $15 million for interest on the $450 million interim financing from May 2000 through September 2000. During 2000, LCR paid PDV Holding, Inc. $1 million for interest on the interim $70 million revolver loan from May 2000 through September 2000.


5. SUPPLEMENTAL CASH FLOW INFORMATION

At December 31, 2002, 2001 and 2000, construction in progress included approximately $6 million, $11 million and $3 million, respectively, of non-cash additions which related to accounts payable accruals.

During 2002, 2001 and 2000, LCR paid interest of $26 million, $38 million and $41 million, respectively. No interest costs were capitalized in 2002, 2001 or 2000. During each of the years ended December 31, 2002, 2001 and 2000, LCR paid less than $1 million in state income tax.

                           LYONDELL-CITGO REFINING LP

During the third quarter 2000, LCR recorded certain non-cash financing transactions. Proceeds from the $450 million one-year credit facility completed in September 2000, net of approximately $11 million of loan costs, were paid directly to the holder of the interim financing note. Also, approximately $6 million was paid by Lyondell directly to CITGO for Lyondell's share of previous capital funding loans made by CITGO to LCR.


6. INVENTORIES

Inventories consisted of the following components at December 31:

MILLIONS OF DOLLARS                   2002            2001
-------------------              ------------    ------------
Finished goods                   $         29    $         42
Raw materials                              51              75
Materials and supplies                     13              13
                                 ------------    ------------
            Total inventories    $         93    $        130
                                 ============    ============

In 2002 and 2001, all inventory, excluding materials and supplies, were determined by the LIFO method. The excess of replacement cost of inventories over the carrying value was approximately $140 million and $53 million at December 31, 2002 and 2001, respectively.


7. FINANCING ARRANGEMENTS

In December 2002, LCR completed the refinancing of its credit facilities with a new $450 million term bank loan facility and a $70 million working capital revolving credit facility with eighteen-month terms (See Note 3). The facilities, secured by substantially all of the assets of LCR, will mature in June 2004. The $450 million term bank loan facility was originally used to partially fund an upgrade project at the Refinery which was completed in February 1997. At December 31, 2002, $450 million was outstanding under this credit facility with a weighted-average interest rate of 4.5%. Interest for this facility was determined by base rates or eurodollar rates at the Partnership's option. The $70 million working capital revolving credit facility is utilized for general business purposes and for letters of credit. At December 31, 2002, no amounts were outstanding under this credit facility.

The December 2002 refinancing replaced an eighteen-month credit facility consisting of a $450 million term loan (See Note 3) and a $70 million revolving credit facility with a group of banks, that would have expired in January 2003. These facilities replaced similar facilities, which would have expired in September 2001.

At December 31, 2001, $450 million was outstanding under the $450 million term loan with a weighted-average interest rate of 5.4%. At December 31, 2001, $50 million was outstanding under the $70 million revolving credit facility with a weighted-average interest rate of 4.8%.

Both facilities contain covenants that require LCR to maintain a minimum net worth and maintain certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit the Partnership's ability to modify certain significant contracts, incur significant additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. LCR was in compliance with all such covenants at December 31, 2002.

Also during the December 2002 refinancing, the Partners and LCR agreed to renew and extend a number of existing notes due to Lyondell Partners and CITGO Partners with master notes to each Partner. Both master notes extend the due date to December 7, 2004 from July 1, 2003 and are subordinate to the two bank credit facilities. At December 31, 2002, Lyondell Partners and CITGO Partners loans totaled $229 million and $35 million, respectively, and both loans had weighted-average interest rates of 2.2%, which were based on eurodollar rates. At December 31, 2001, Lyondell Partners and CITGO Partners loans totaled $229 million and $35 million, respectively, and both loans had weighted-average interest rates of 4.4%, which were based on eurodollar rates. Interest to both Partners was paid at

                           LYONDELL-CITGO REFINING LP
the end of each calendar quarter through June 30, 1999, but is now deferred in accordance with an agreement with the Partners related to the $450 million credit facility.

At December 31, 2002, LCR had outstanding letters of credit totaling $12 million.


8.  LEASE COMMITMENTS

LCR leases crude oil storage facilities, computers, office equipment and other items under noncancelable operating lease arrangements for varying periods. As of December 31, 2002, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

MILLIONS OF DOLLARS
-------------------
2003                                  $         29
2004                                            12
2005                                            12
2006                                             9
2007                                             8
       Thereafter                               13
                                      ------------
Total minimum lease payments          $         83
                                      ============


Operating lease net rental expenses for the years ended December 31, 2002, 2001 and 2000 were approximately $34 million, $32 million and $31 million, respectively.


9. FINANCIAL INSTRUMENTS

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, accounts payable and loan payable to bank, approximated their carrying value due to their short maturity. The fair value of long-term loans payable approximated their carrying value because they bear interest at variable rates.


10. PENSION AND OTHER POSTRETIREMENT BENEFITS

All full-time regular employees of the Partnership are covered by defined benefit pension plans sponsored by LCR. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. LCR accrues pension costs based upon an actuarial valuation and funds the plans through periodic contributions to pension trust funds as required by applicable law. LCR also has one unfunded supplemental nonqualified retirement plan, which provides pension benefits for certain employees in excess of the tax-qualified plans' limit. In addition, LCR sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plan is contributory, while the life insurance plan is noncontributory.

                           LYONDELL-CITGO REFINING LP

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

                                                                                    OTHER POSTRETIREMENT
                                                     PENSION BENEFITS                      BENEFITS
                                               -----------------------------     -----------------------------
                                                   2002             2001             2002             2001
                                               ------------     ------------     ------------     ------------
MILLIONS OF DOLLARS
-------------------

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, January 1                  $         97     $         70     $         31     $         32
Service cost                                              6                5                1                1
Interest cost                                             8                6                2                2
Plan amendments                                           1               --               --               --
Actuarial loss (gain)                                    15               21                3               (2)
Benefits paid                                            (3)              (5)              (2)              (2)
                                               ------------     ------------     ------------     ------------
Benefit obligation, December 31                         124               97               35               31
                                               ------------     ------------     ------------     ------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets, January 1                     39               42               --               --
Actual return on plan assets                             (5)              (3)              --               --
Partnership contributions                                18                5                2                2
Benefits paid                                            (3)              (5)              (2)              (2)
                                               ------------     ------------     ------------     ------------
Fair value of plan assets, December 31                   49               39               --               --
                                               ------------     ------------     ------------     ------------

Funded status                                           (75)             (58)             (35)             (31)
Unrecognized actuarial  and investment loss              59               38               14                8
Unrecognized prior service cost (benefit)                 3                2              (19)             (22)
                                               ------------     ------------     ------------     ------------
Net amount recognized                          $        (13)    $        (18)    $        (40)    $        (45)
                                               ============     ============     ============     ============


AMOUNTS RECOGNIZED IN BALANCE SHEETS:
Accrued benefit liability                      $        (13)    $        (18)    $        (40)    $        (45)
Additional minimum liability                            (32)             (17)              --               --
Intangible asset                                          3                2               --               --
Accumulated other comprehensive income                   29               15               --               --
                                               ------------     ------------     ------------     ------------
Net amount recognized                          $        (13)    $        (18)    $        (40)    $        (45)
                                               ============     ============     ============     ============


Pension plans with projected and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

MILLIONS OF DOLLARS                                                                  2002            2001
-------------------                                                              ------------    ------------
Projected benefit obligations                                                    $        123    $         97
Accumulated benefit obligations                                                            93              74
Fair value of assets                                                                       49              39

                           LYONDELL-CITGO REFINING LP

Net periodic pension and other postretirement benefit costs included the following components:


                                                                                            OTHER POSTRETIREMENT
                                                      PENSION BENEFITS                            BENEFITS
                                          --------------------------------------    --------------------------------------
                                             2002          2001          2000          2002          2001          2000
                                          ----------    ----------    ----------    ----------    ----------    ----------
MILLIONS OF DOLLARS
-------------------
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
    Service cost                          $        6    $        5    $        4    $        1    $        1    $        1
    Interest cost                                  8             6             6             2             2             2
    Actual loss on plan assets                     5             3             2            --            --            --
    Less-unrecognized loss                        (9)           (7)           (5)           --            --            --
                                          ----------    ----------    ----------    ----------    ----------    ----------
    Recognized gain on plan assets                (4)           (4)           (3)           --            --            --
    Amortization of prior service costs           --            --            --            (3)           (3)           (3)
    Amortization of actuarial  and
      investment loss                              3             2            --             1            --             1
    Net effect of curtailments,
      settlements  and special
      termination benefits                        --            --             2            --             1            --
                                          ----------    ----------    ----------    ----------    ----------    ----------
    Net periodic benefit cost             $       13    $        9    $        9    $        1    $        1    $        1
                                          ==========    ==========    ==========    ==========    ==========    ==========
    Special termination benefit charge    $       --    $       --    $        1    $       --    $       --    $       --
                                          ==========    ==========    ==========    ==========    ==========    ==========

The assumptions used in determining net pension cost and net pension liability were as follows at December 31:

                                                                                             OTHER POSTRETIREMENT
                                                      PENSION BENEFITS                              BENEFITS
                                          --------------------------------------    --------------------------------------
                                             2002          2001          2000          2002          2001          2000
                                          ----------    ----------    ----------    ----------    ----------    ----------

    Discount rate                              6.50%         7.00%         7.50%         6.50%         7.00%         7.50%
    Expected return on plan assets             9.50%         9.50%         9.50%          N/A           N/A           N/A
    Rate of compensation increase              4.50%         4.50%         4.50%         4.50%         4.50%         4.50%


The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2002 was 10% for 2003 through 2004, 7% for 2005 through 2007 and 5% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on LCR's maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not change the accumulated postretirement benefit liability as of December 31, 2002 and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

LCR also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by LCR were $5 million in each of the three years ended December 31, 2002.

                           LYONDELL-CITGO REFINING LP

11. COMMITMENTS AND CONTINGENCIES

Commitments--LCR has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for LCR's business and at prevailing market prices. LCR is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally take-or-pay contracts for hydrogen, electricity and steam. At December 31, 2002, future minimum payments under these contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:


MILLIONS OF DOLLARS
-------------------
2003                                                             $       49
2004                                                                     45
2005                                                                     43
2006                                                                     44
2007                                                                     46
Thereafter through 2021                                                 419
                                                                 ----------
   Total minimum contract payments                               $      646
                                                                 ==========

Total LCR purchases under these agreements were $68 million, $94 million and $78 million during 2002, 2001 and 2000, respectively. A substantial portion of the future minimum payments and purchases were related to a hydrogen take-or-pay agreement with Equistar (See Note 4).

Crude Supply Agreement--Under the Crude Supply Agreement ("CSA"), which will expire on December 31, 2017, PDVSA Oil is required to sell, and LCR is required to purchase 230,000 barrels per day of extra heavy Venezuelan crude oil, which constitutes approximately 86% of the Refinery's refining capacity of 268,000 barrels per day of crude oil (See Note 4). Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments under a different provision of the CSA in partial compensation for such reductions.

In January 2002, PDVSA Oil again declared itself in a force majeure situation and stated that crude oil deliveries could be reduced by up to 20.3% beginning March 1, 2002. Beginning in March 2002, deliveries of crude oil to LCR were reduced to approximately 198,000 barrels per day, reaching a level of 190,000 barrels per day during the second quarter 2002. Crude oil deliveries to LCR under the CSA increased to the contract level of 230,000 barrels per day during the third quarter of 2002, averaging 212,000 barrels per day for the third quarter. Although deliveries of crude oil increased to contract levels during the third quarter 2002, PDVSA Oil did not revoke its January 2002 force majeure declaration during 2002.

A national work stoppage in Venezuela began in early December 2002 and disrupted deliveries of crude oil to LCR under the CSA, causing LCR to temporarily reduce operating rates. PDVSA Oil again declared a force majeure and reduced deliveries of crude oil to LCR. LCR compensated for the loss in supply by reducing its inventories of CSA crude oil and increasing purchases of crude oil in the merchant market (See Note 12). Recent media reports indicate that the force majeure has been lifted.

LCR has consistently contested the validity of PDVSA Oil's and PDVSA's reductions in deliveries under the CSA. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures and the parties have been unable to resolve their commercial

                           LYONDELL-CITGO REFINING LP
dispute. As a result, on February 1, 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations. From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. LCR is unable to predict whether changes in either arrangement will occur.

Subject to the consent of the other partner and rights of first offer and first refusal, the Partners each have a right to transfer their interest in LCR to unaffiliated third parties in certain circumstances. In the event that CITGO were to transfer its interest in LCR to an unaffiliated third party, PDVSA Oil would have an option to terminate the CSA.

Depending on then-current market conditions, any breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil feedstocks in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect the Partnership. There can be no assurance that alternative crude oil supplies with similar margins would be available for purchase by LCR.

Environmental Remediation--With respect to liabilities associated with the Refinery, Lyondell generally has retained liability for events that occurred prior to July 1, 1993 and certain ongoing environmental projects at the Refinery under the Contribution Agreement, retained liability section. LCR generally is responsible for liabilities associated with events occurring after June 30, 1993 and ongoing environmental compliance inherent to the operation of the Refinery. LCR's policy is to be in compliance with all applicable environmental laws. LCR is subject to extensive national, state and local environmental laws and regulations concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment and disposal of waste materials. Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, the Partnership cannot accurately predict future developments, such as increasingly strict environmental laws, inspection and enforcement policies, as well as higher compliance costs therefrom, which might affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Some risk of environmental costs and liabilities is inherent in particular operations and products of the Partnership, as it is with other companies engaged in similar businesses, and there is no assurance that material costs and liabilities will not be incurred. In general, however, with respect to the capital expenditures and risks described above, the Partnership does not expect that it will be affected differently than the rest of the refining industry where LCR is located.

LCR estimates that it has a liability of approximately $1 million at December 31, 2002 related to future assessment and remediation costs. Lyondell has a contractual obligation to reimburse LCR for approximately half of this liability. Accordingly, LCR has reflected a current liability for the remaining portion of this liability that will not be reimbursed by Lyondell. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded. However, it is possible that new information associated with this liability, new technology or future developments such as involvement in investigations by regulatory agencies, could require LCR to reassess its potential exposure related to environmental matters.

Clean Air Act--The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). Emission reduction controls for nitrogen oxides ("NOx") must be installed at the Refinery located in the Houston/Galveston region during the next several years. Recently adopted revisions by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Under the previous 90% reduction standard, LCR estimated that aggregate related capital expenditures could total between $130 million and $150 million before the 2007 deadline. Under the revised 80% standard, LCR estimates that capital expenditures would decrease to between $50 million and $55 million. However, the savings from this revision could be offset by costs of stricter proposed controls over highly reactive, volatile organic compounds ("HRVOC"). LCR is still assessing the impact of the proposed HRVOC revisions and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are also subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

                           LYONDELL-CITGO REFINING LP

The Clean Air Act also specified certain emissions standards for vehicles, and in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new "on-road" diesel standard was adopted in January 2001 and will require refiners to produce ultra low sulfur diesel by June 2006, with some allowance for a conditional phase-in period that could extend final compliance until 2009. LCR estimates that these standards will result in increased capital investment totaling between $175 million to $225 million for the new gasoline standards and between $250 million to $300 million for the new diesel standard, between now and the implementation dates. In addition, these standards could result in higher operating costs.

General--LCR is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of LCR.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of LCR. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on LCR's results of operations for that period without giving effect to contribution or indemnification obligations of codefendants or others, or to the effect of any insurance coverage that may be available to offset the effects of any such award.


12. SUBSEQUENT EVENT

Due to the national work stoppage in Venezuela that began in early December 2002, the resulting force majeure declared by PDVSA Oil and the related reduction of CSA crude oil deliveries, LCR began purchasing significant volumes of crude oil in the merchant market in late December 2002 and January 2003 (See
Note 11). As a result of these merchant market purchases and the lower CSA deliveries, LCR operated at approximately 70% of capacity in January 2003. Operating rates returned to 265,000 barrels per day beginning in February 2003 as CSA deliveries returned to the contractual level, despite the force majeure declaration. Given the uncertainties surrounding the restoration of normal operations at PDVSA, future effects on the CSA cannot be determined. Recent media reports indicate that the force majeure has been lifted.

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------

         3.1      Certificate of Incorporation, Certificate of Amendment of
                  Certificate of Incorporation (incorporated by reference to the Registrant's Registration Statement on Form 10, File No.
                  333-3226, Exhibit 3.1).

         3.2      By-laws of CITGO Petroleum Corporation as amended on March 13,
                  2001 (incorporated by reference to Registrant's 2000 Form
                  10-K, File No. 1-14380, Exhibit 3.1(i)).

         4.1      Indenture, dated as of May 1, 1996, between CITGO Petroleum
                  Corporation and the First National Bank of Chicago, relating to the 7-7/8% Senior Notes due 2006 of CITGO Petroleum
                  Corporation, including the form of Senior Note (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226, Exhibit 4.1).

         4.2      Indenture, dated February 27, 2003, between CITGO Petroleum
                  Corporation, as Issuer, and The Bank of New York, as Trustee, relating to the $550,000,000 11-3/8% Senior Notes due 2011 of CITGO Petroleum Corporation.

         10.1     Crude Supply Agreement between CITGO Petroleum Corporation and
                  Petroleos de Venezuela, S.A., dated as of September 30, 1986
                  (incorporated by reference to PDV America, Inc.'s Registration
                  Statement on Form F-1, File No. 33-63742, Exhibit 10.1).

         10.2     Supplemental Crude Supply Agreement dated as of September 30,
                  1986 between CITGO Petroleum Corporation and Petroleos de
                  Venezuela, S.A (incorporated by reference to PDV America,
                  Inc.'s Registration Statement on Form F-1, File No. 33-63742,
                  Exhibit 10.2).

         10.3     Crude Oil and Feedstock Supply Agreement dated as of March 31,
                  1987 between Champlin Refining Company and Petroleos de
                  Venezuela, S.A (incorporated by reference to PDV America,
                  Inc.'s Registration Statement on Form F-1, File No. 33-63742,
                  Exhibit 10.3).

         10.4 Supplemental Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin Refining Company and
                  Petroleos de Venezuela, S.A (incorporated by reference to PDV
                  America, Inc.'s Registration Statement on Form F-1, File No.
                  33-63742, Exhibit 10.4).

         10.5 Contract for the Purchase/Sale of Boscan Crude Oil dated as of June 2, 1993 between Tradecal, S.A. and CITGO Asphalt Refining
                  Company (incorporated by reference to PDV America, Inc.'s
                  Registration Statement on Form F-1, File No. 33-63742, Exhibit
                  10.1).

         10.6     Restated Contract for the Purchase/Sale of Heavy/Extra Heavy
                  Crude Oil dated December 28, 1990 among Maraven, S.A.,
                  Lagoven, S.A. and Seaview Oil Company (incorporated by reference to PDV America, Inc.'s Registration Statement on
                  Form F-1, File No. 33-63742, Exhibit 10.6).

         10.7     Sublease Agreement dated as of March 31, 1987 between Champlin
                  Petroleum Company, Sublessor, and Champlin Refining Company,
                  Sublessee (incorporated by reference to PDV America, Inc.'s
                  Registration Statement on Form F-1, File No. 33-63742, Exhibit
                  10.7).

         10.8     Amended and Restated Limited Liability Company Regulations of
                  LYONDELL-CITGO Refining Company, Ltd., dated July 1, 1993
                  (incorporated by reference to PDV America, Inc.'s Registration
                  Statement on Form F-1, File No. 33-63742, Exhibit 10.9).

         10.9 Contribution Agreement among Lyondell Petrochemical Company and LYONDELL-CITGO Refining Company, Ltd. and Petroleos de
                  Venezuela, S.A (incorporated by reference to PDV America,
                  Inc.'s Registration Statement on Form F-1, File No. 33-63742,
                  Exhibit 10.10).

         10.10    Crude Oil Supply Agreement between LYONDELL-CITGO Refining
                  Company, Ltd. and Lagoven, S.A. dated as of May 5, 1993
                  (incorporated by reference to PDV America, Inc.'s Registration
                  Statement on Form F-1, File No. 33-63742, Exhibit 10.11).

         10.11    Supplemental Supply Agreement dated as of May 5, 1993 between
                  LYONDELL-CITGO Refining Company, Ltd. and Petroleos de
                  Venezuela, S.A (incorporated by reference to PDV America,
                  Inc.'s Registration Statement on Form F-1, File No. 33-63742,
                  Exhibit 10.12).

         10.12    Tax Allocation Agreement dated as of June 24, 1993 among PDV
                  America, Inc., VPHI Midwest, Inc., CITGO Petroleum
                  Corporation and PDV USA, Inc., as amended (incorporated by reference to PDV America, Inc.'s Registration Statement on
                  Form F-1, File No. 33-63742, Exhibit 10.13).

         10.13    Second Amendment to the Tax Allocation Agreement among PDV
                  America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., dated as of January 1, 1997 (incorporated by reference to Registrant's 2001 Form 10-K, File No. 1-14380,
                  Exhibit 10.13(i)).

         10.14    Master Shelf Agreement (1994) by and between Prudential
                  Insurance Company of America and CITGO Petroleum Corporation
                  ($100,000,000), dated March 4, 1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File
                  No. 333-3226, Exhibit 10.16).

         10.15    Letter Agreement by and between the Company and Prudential
                  Insurance Company of America, dated March 4, 1994
                  (incorporated by reference to the Registrant's Registration
                  Statement on Form 10, File No. 333-3226, Exhibit 10.17(i)).

         10.16    Letter Amendment No. 1 to Master Shelf Agreement with
                  Prudential Insurance Company of America, dated November 14,
                  1994 (incorporated by reference to the Registrant's
                  Registration Statement on Form 10, File No. 333-3226, Exhibit
                  10.17(ii)).

         10.17 CITGO Senior Debt Securities (1991) Agreement (incorporated by reference to PDV America, Inc.'s Registration Statement on
                  Form F-1, File No. 33-63742, Exhibit 10.18).

         10.18    Selling Agency Agreement dated as of October 28, 1997 among
                  CITGO Petroleum Corporation, Salomon Brothers Inc. and Chase
                  Securities Inc. (incorporated by reference to Registrant's
                  Report on Form 8-K filed with the Commission on November 18,
                  1997, Exhibit 99.1).

         10.19 Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated December 31, 1998 (incorporated by reference to the Registrant's 1998 Form 10-K, File No. 1-14380, Exhibit 10.24).

         10.20    $260,000,000 364-Day Credit Agreement dated as of December 11,
                  2002 among CITGO Petroleum Corporation, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, as Syndication
                  Agent, Societe Generale, as Documentation Agent and the other lenders party thereto.

         10.21    First Amendment to 364-Day Credit Agreement entered into
                  January 29, 2003, but effective as of December 11, 2002, among
                  CITGO Petroleum Corporation, Bank of America, N.A., as
                  Administrative Agent and the other lenders party thereto.

         10.22    $260,000,000 Three-Year Credit Agreement dated as of December
                  11, 2002 among CITGO Petroleum Corporation, Bank of America,
                  N.A., as Administrative Agent, JP Morgan Chase Bank, as
                  Syndication Agent, Societe Generale, as Documentation Agent and the other lenders party thereto.

         10.23    First Amendment to Three-Year Credit Agreement entered into
                  January 29, 2003, but effective as of December 11, 2002, among
                  CITGO Petroleum Corporation, Bank of America, N.A., as
                  Administrative Agent and the other lenders party thereto.

         10.24 $200,000,000 Term Loan Agreement dated as of February 27, 2003 among CITGO Petroleum Corporation, Credit Suisse First Boston,
                  Cayman Island Branch, as Administrative Agent, and the other lenders party thereto, including Guarantee and Collateral
                  Agreement among CITGO Petroleum Corporation; CITGO Pipeline
                  Holding I, LLC; CITGO Pipeline Holding II, LLC and Credit
                  Suisse First Boston, Cayman Islands Branch.

         12.1     Computation of Ratio of Earnings to Fixed Charges.

         23.1     Consent of Independent Auditors of CITGO Petroleum
                  Corporation.

         23.2     Consent of Independent Auditors of CITGO Petroleum
                  Corporation.

         23.3     Consent of Independent Auditors of LYONDELL-CITGO Refining LP.

         99.1     Annual Certifications Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.