Form 10-Q
period 2003-06-30
CITGO PETROLEUM CORP
filed 2003-08-19
CIK 1011746

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         ONE WARREN PLACE, 6100 SOUTH YALE AVENUE, TULSA, OKLAHOMA 74136
      --------------------------------------------------------------------
       (Address of principal executive office)                 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $1.00 PAR VALUE                        1,000
                (Class)                       (outstanding at July 31, 2003)

================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                                   PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS..........................................................................1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - June 30, 2003 and
              December 31, 2002.......................................................................................2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three and Six-Month Periods Ended June 30, 2003 and 2002................................................3

              Condensed Consolidated Statement of Shareholder's Equity - Six-Month Period
              Ended June 30,  2003....................................................................................4

              Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended
              June 30, 2003 and 2002..................................................................................5

              Notes to the Condensed Consolidated Financial Statements................................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................................18

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................25

   Item 4.    Controls and Procedures................................................................................29

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings......................................................................................30

   Item 6.    Exhibits and Reports on Form 8-K.......................................................................30

SIGNATURES...........................................................................................................31

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                          JUNE 30,
                                                                                            2003           DECEMBER 31,
                                                                                        (UNAUDITED)           2002
                                                                                        -----------        -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $   246,287        $    33,025
  Accounts receivable, net                                                                1,075,233            905,178
  Due from affiliates                                                                        92,667             93,615
  Inventories                                                                               989,042          1,090,915
  Prepaid expenses and other                                                                 52,058             64,767
                                                                                        -----------        -----------
            Total current assets                                                          2,455,287          2,187,500

PROPERTY, PLANT AND EQUIPMENT - Net                                                       3,829,167          3,750,166

RESTRICTED CASH                                                                              23,971             23,486

INVESTMENTS IN AFFILIATES                                                                   651,459            716,469

OTHER ASSETS                                                                                348,731            309,291
                                                                                        -----------        -----------
                                                                                        $ 7,308,615        $ 6,986,912
                                                                                        ===========        ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                      $   588,634        $   830,769
  Payables to affiliates                                                                    433,992            417,634
  Taxes other than income                                                                   236,839            229,072
  Other                                                                                     267,565            283,428
  Income taxes payable                                                                       61,119             24,770
  Current portion of long-term debt                                                          31,364            190,664
  Current portion of capital lease obligation                                                12,803             22,713
                                                                                        -----------        -----------
            Total current liabilities                                                     1,632,316          1,999,050

LONG-TERM DEBT                                                                            1,448,184          1,109,861

CAPITAL LEASE OBLIGATION                                                                     23,115             24,251

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                 284,478            247,762

OTHER NONCURRENT LIABILITIES                                                                243,274            211,950

DEFERRED INCOME TAXES                                                                       868,218            834,880

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                 1                  1
  Additional capital                                                                      1,659,698          1,659,698
  Retained earnings                                                                       1,173,634            925,114
  Accumulated other comprehensive loss                                                      (24,303)           (25,655)
                                                                                        -----------        -----------
            Total shareholder's equity                                                    2,809,030          2,559,158
                                                                                        -----------        -----------

                                                                                        $ 7,308,615        $ 6,986,912
                                                                                        ===========        ===========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                THREE MONTHS                    SIX MONTHS
                                                                                ENDED JUNE 30,                ENDED JUNE 30,
                                                                         ---------------------------    ---------------------------
                                                                             2003           2002            2003           2002
                                                                         ------------   ------------    ------------   ------------
REVENUES:
  Net sales                                                              $  5,937,169   $  4,733,631    $ 12,164,885   $  8,355,986
  Sales to affiliates                                                          83,899         59,810         231,864        108,877
                                                                         ------------   ------------    ------------   ------------
                                                                            6,021,068      4,793,441      12,396,749      8,464,863
  Equity in earnings of affiliates                                             30,951         30,339          44,575         49,273
  Insurance recoveries                                                         26,588        115,835         144,302        210,541
  Other income (expense) - net                                                    793         (8,009)         15,691        (14,510)
                                                                         ------------   ------------    ------------   ------------
        Total revenues                                                      6,079,400      4,931,606      12,601,317      8,710,167
                                                                         ------------   ------------    ------------   ------------

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
     (including purchases of $2,188,392, $1,642,405,
     $4,229,973 and $2,881,253 from affiliates)                             5,811,233      4,686,882      12,017,023      8,395,785
  Selling, general and administrative expenses                                 63,983         74,939         137,327        151,326
  Interest expense, excluding capital lease                                    32,852         17,447          55,860         33,170
  Capital lease interest charge                                                 1,474          1,894           2,795          3,787
                                                                         ------------   ------------    ------------   ------------
        Total cost of sales and expenses                                    5,909,542      4,781,162      12,213,005      8,584,068
                                                                         ------------   ------------    ------------   ------------


INCOME BEFORE INCOME TAXES                                                    169,858        150,444         388,312        126,099

INCOME TAXES                                                                   61,149         54,160         139,792         45,396
                                                                         ------------   ------------    ------------   ------------


NET INCOME                                                                    108,709         96,284         248,520         80,703
                                                                         ------------   ------------    ------------   ------------


OTHER COMPREHENSIVE INCOME:
   Cash flow hedges:

      Reclassification adjustment for derivative losses included in net
         income, net of related income taxes of $44, $44, $87, and $88             78             77             155            155

      Foreign currency translation gain, net of related income taxes
         of $726 and $674                                                       1,293             --           1,197             --
                                                                         ------------   ------------    ------------   ------------

OTHER COMPREHENSIVE INCOME                                                      1,371             77           1,352            155
                                                                         ------------   ------------    ------------   ------------

COMPREHENSIVE INCOME                                                     $    110,080   $     96,361    $    249,872   $     80,858
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

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED)
(DOLLARS AND SHARES IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                     COMMON STOCK             ADDITIONAL        RETAINED     COMPREHENSIVE
                                SHARES          AMOUNT          CAPITAL         EARNINGS     INCOME (LOSS)        TOTAL
                             -------------   -------------   -------------   -------------   -------------    -------------
BALANCE, DECEMBER 31, 2002               1   $           1   $   1,659,698   $     925,114   $     (25,655)   $   2,559,158

Net income                              --              --              --         248,520              --          248,520

Other comprehensive income              --              --              --              --           1,352            1,352

                             -------------   -------------   -------------   -------------   -------------    -------------

BALANCE, JUNE 30, 2003                   1   $           1   $   1,659,698   $   1,173,634   $     (24,303)   $   2,809,030
                             =============   =============   =============   =============   =============    =============


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      SIX MONTHS
                                                                    ENDED JUNE 30,
                                                               ------------------------
                                                                  2003          2002
                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $  248,520    $   80,703
  Depreciation and amortization                                   162,830       145,003
  Other adjustments to reconcile net income to
    net cash provided by operating activities                     163,733        31,743
  Changes in operating assets and liabilities                    (248,418)     (135,711)
                                                               ----------    ----------
           Net cash provided by operating activities              326,665       121,738
                                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (208,665)     (349,957)
  Proceeds from sales of property, plant and equipment              1,692           547
  Decrease (increase) in restricted cash                             (485)      (36,012)
  Investments in LYONDELL-CITGO Refining LP                       (14,900)      (18,700)
  Investments in and advances to other affiliates                  (2,299)      (15,918)
                                                               ----------    ----------
            Net cash used in investing activities                (224,657)     (420,040)
                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans                              --       130,000
  Net (repayments of) proceeds from revolving bank loans         (279,300)       78,500
  Payments on loans from affiliates                               (39,000)           --
  Proceeds from senior notes due 2011                             546,590            --
  Proceeds from senior secured term loan                          200,000            --
  (Payments on) proceeds from issuance of tax-exempt bonds        (98,450)       62,650
  Payments on taxable bonds                                       (90,000)      (25,000)
  Payments of capital lease obligations                           (12,108)           --
  Payments on master shelf agreement senior notes                 (50,000)      (25,000)
  Repurchase of senior notes due 2006                             (47,500)           --
  Repayments of other debt                                             --        (8,320)
  Debt issuance costs                                             (18,978)           --
                                                               ----------    ----------
            Net cash provided by financing activities             111,254       212,830
                                                               ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  213,262       (85,472)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     33,025       104,362
                                                               ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  246,287    $   18,890
                                                               ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash (received) paid during the period for:
        Interest, net of amounts capitalized                   $   33,738    $   33,778
                                                               ==========    ==========
        Income taxes (net of refunds of $45,000 and $50,700)   $   44,435    $  (45,222)
                                                               ==========    ==========


See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 2002 and with respect to the interim three-month and six-month periods ended June 30, 2003 and 2002 is unaudited. In management's opinion, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2002 on Form 10-K, dated March 21, 2003, for additional information.

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

     On January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No.
     143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has identified certain asset retirement obligations that are within the scope of the standard, including obligations imposed by certain state laws pertaining to closure and/or removal of storage tanks, contractual removal obligations included in certain easement and right-of-way agreements associated with the Company's pipeline operations, and contractual removal obligations relating to a refinery processing unit located within a third-party entity's facility. The Company cannot currently determine a reasonable estimate of the fair value of its asset retirement obligations due to the fact that the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates and estimated amounts of costs to be incurred. Accordingly, the adoption of SFAS No. 143 did not impact the Company's financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The changes in SFAS

     No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain issues from SFAS No. 133 which have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. The Company has not yet determined the impact of the adoption of SFAS No. 149 on its financial position or results of operations.


2.   ACCOUNTS RECEIVABLE

     On February 28, 2003, the Company established a new accounts receivable sales facility. This facility allows for the non-recourse sale of trade accounts receivable meeting specified requirements to independent third parties. A maximum of $200 million in accounts receivable may be sold at any one time. At June 30, 2003 no accounts receivable were sold through this facility.



3.   INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                            JUNE 30,        DECEMBER 31,
                              2003              2002
                           (UNAUDITED)
                         ---------------   ---------------
                                  (000S OMITTED)
Refined products         $       672,227   $       781,495
Crude oil                        231,041           221,422
Materials and supplies            85,774            87,998
                         ---------------   ---------------

                         $       989,042   $     1,090,915
                         ===============   ===============

4.  RESTRICTED CASH

     Restricted cash of approximately $24 million at June 30, 2003 is related to tax-exempt industrial revenue bonds and a product sales and option agreement.

     CITGO issued $30 million of tax-exempt environmental facilities revenue bonds in June 2002 and $39 million in May 2003. The proceeds from these bonds will be used for spending on qualified projects at the Lemont and Corpus Christi refineries. Restricted cash of approximately $15 million at June 30, 2003 represents highly liquid investments held in trust accounts in accordance with these bond agreements. Funds may be released solely to finance the qualified capital expenditures as defined in the related bond agreements.

     Restricted cash of approximately $9 million at June 30, 2003 relates to a product sales and option agreement and represents highly liquid investments held in accordance with a contract related to that product sales and option agreement.

5.       LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                     JUNE 30,        DECEMBER 31,
                                                                       2003              2002
                                                                   (UNAUDITED)
                                                                 ---------------    ---------------
                                                                          (000S OMITTED)
Revolving bank loans                                             $            --    $       279,300

Senior Secured Term Loan, due 2006 with variable interest rate           200,000                 --

Senior Notes, $200 million face amount, due 2006 with
   interest rate of 7-7/8%                                               149,934            199,898

Senior Notes, $550 million face amount, due 2011 with
    interest rate of 11-3/8%                                             546,734                 --

Private Placement Senior Notes, due 2003 to 2006 with
   interest rate of 9.30%                                                 45,455             45,455

Master Shelf Agreement Senior Notes, due 2003 to
   2009 with interest rates from 7.17% to 8.94%                          185,000            235,000

Tax Exempt Bonds, due 2004 to 2032 with variable
   and fixed interest rates                                              327,425            425,872

Taxable Bonds, due 2026 to 2028 with variable interest rates              25,000            115,000
                                                                 ---------------    ---------------
                                                                       1,479,548          1,300,525
Current portion of long-term debt                                        (31,364)          (190,664)
                                                                 ---------------    ---------------
                                                                 $     1,448,184    $     1,109,861
                                                                 ===============    ===============

      CITGO's revolving bank loan agreements with various banks consist of (i) a $260 million, three-year, revolving bank loan, maturing in December 2005; and (ii) a $260 million, 364-day, revolving bank loan, maturing in December 2003. CITGO does not intend to replace the $260 million, 364-day, revolving bank loan when it matures.

      On June 28, 2002, CITGO issued $30 million of tax-exempt environmental facilities revenue bonds due 2032. The proceeds from the issuance will be used for capital projects at the Lemont refinery. On May 15, 2003, CITGO issued $39 million of tax-exempt revenue bonds due 2008. The proceeds of those bonds were used to refund a $25 million issue of tax-exempt bonds that had been repurchased in March 2003 as a result of the loss of letter of credit support and will be used for spending on qualified projects at the Corpus Christi refinery.

      On February 27, 2003, CITGO closed on a three-year $200 million, senior secured term loan with a variable interest rate. The loan is secured by a pledge of CITGO's 15.8 percent equity interest in Colonial Pipeline and
      6.8 percent equity interest in Explorer Pipeline.

      On February 27, 2003 CITGO issued $550 million aggregate principal amount of 11-3/8% unsecured senior notes due February 1, 2011. In connection with this debt issuance, CITGO redeemed $50 million principal amount of its 7-7/8% senior notes due 2006.

      The taxable and tax-exempt bonds are supported by letters of credit. Some of the providers of these letters of credit indicated they would not renew such letters of credit. As a result, CITGO repurchased $90 million of taxable bonds and $138 million of tax-exempt bonds that were supported by these letters of credit in the six-month period ending June 30, 2003.

      Our various debt instruments require maintenance of a specified minimum net worth and impose restrictions on our ability to: incur additional debt unless we meet specified interest coverage and debt to capitalization ratios; place liens on our property, subject to specified exceptions; sell assets, subject to specified exceptions; make restricted payments, including dividends, repurchases of capital stock and specified investments; and merge, consolidate or transfer assets. CITGO is in compliance with its covenants under its debt financing arrangements at June 30, 2003.


6.    INVESTMENT IN LYONDELL-CITGO REFINING LP

      LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 thousand barrels per day refinery in Houston, Texas and is owned by subsidiaries of CITGO (41.25%) and Lyondell Chemical Company (58.75%) ("the Owners"). This refinery processes heavy crude oil supplied by Petroleos de Venezuela, S.A. ("PDVSA") under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract.

      In April 1998, from February 1999 through October 2000 and from February 2001 through March 2003 PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO. This action required LYONDELL-CITGO to obtain replacement crude oil supplies, which resulted in lower operating margins. Most recently, LYONDELL-CITGO received notice of force majeure from PDVSA in December 2002. Crude oil was purchased in the spot market to replace the volume not delivered under the contract during December 2002. By February 2003, crude oil deliveries had returned to contract volumes and the force majeure was lifted March 6, 2003.

      CITGO has a note receivable from LYONDELL-CITGO which totals approximately $35 million at June 30, 2003 and December 31, 2002. The note bears interest at market rates. Principal and interest are due in December 2004. Accordingly, this note is included in the balance sheet caption other assets and related accrued interest is included in the balance sheet caption due from affiliates in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                               (000s omitted)
                                                                       June 30,             December 31,
                                                                        2003                    2002
                                                                   ---------------        ---------------
                                                                     (Unaudited)
Carrying value of investment                                       $       454,063        $       518,279
Notes receivable                                                            35,278                 35,278
Participation interest                                                          41%                    41%

Summary of LYONDELL-CITGO's financial position:
   Current assets                                                  $       262,000        $       357,000
   Non current assets                                                    1,350,000              1,400,000
   Current liabilities:
        Distributions payable to partners                                   38,000                181,000
        Current portion of long-term debt                                  450,000                     --
        Other                                                              324,000                333,000
   Noncurrent liabilities (including long-term debt of $0 at
       June 30, 2003 and $450,000 at December 31, 2002)                    378,000                840,000
   Partners' capital                                                       423,000                403,000


                                                                         Six Months Ended June 30,
                                                                   -------------------------------------
                                                                        2003                   2002
                                                                   ---------------       ---------------
                                                                                 (Unaudited)
Equity in net income                                               $        30,725       $        38,089
Cash distribution received                                                 109,841                35,802

Summary of LYONDELL-CITGO's operating results:
   Revenue                                                         $     2,087,689       $     1,545,725
   Gross profit                                                            132,510               145,384
   Net income                                                               86,313               104,325

     On December 11, 2002, LYONDELL-CITGO completed a refinancing of its working capital revolver and its term bank loan. The new term loan and working capital revolver will mature in June 2004 and is shown in current liabilities.

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

       The electricity supplier to the Lemont, Illinois refinery is seeking recovery from the Company of alleged underpayments for electricity in a proceeding before the Illinois Commerce Commission. The Company made a motion for summary judgment before the administrative law judge in this matter. Of the four issues before the judge, the judge ruled in favor of CITGO in three of the four issues, and ruled that the electric supplier was not the proper party in interest with regard to the final issue. Unless the electric supplier elects to appeal this decision, this matter should now be concluded.

       In September 2002, a Texas court has ordered the Company to pay property owners and their attorneys approximately $6 million based on an alleged settlement of class action property damage claims as a result of alleged air, soil and groundwater contamination from emissions released from the Company's Corpus Christi, Texas refinery. CITGO has appealed the ruling to the Texas Court of Appeals.

       CITGO is one of several refinery defendants to state and federal lawsuits in New York and state actions in Illinois and California alleging contamination of water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. The plaintiffs claim that MTBE is a defective product and that refiners failed to adequately warn customers and the public about risks associated with the use of MTBE in gasoline. These actions allege that MTBE poses public health risks and seek testing, damages and remediation of the alleged contamination. The plaintiffs filed putative class action lawsuits in federal courts in Illinois, California, Florida and New York. CITGO was named as a defendant in all but the California case. The federal cases were all consolidated in a Multidistrict Litigation case in the United States District Court for the Southern District of New York ("MDL"). In July 2002, the court in the MDL case denied plaintiffs' motion for class certification. The California plaintiffs in the MDL action then dismissed their federal lawsuit and refiled in state court in California. Subsequently, the remaining MDL plaintiffs settled with the Company and its codefendants for an amount that did not have a material impact on CITGO's financial condition or results of operations. The Company anticipates a similar settlement of the California lawsuit. In August 2002, a New York state court judge handling two separate but related individual MTBE lawsuits dismissed plaintiffs' product liability claims, leaving only traditional nuisance and trespass claims for leakage from underground storage tanks at gasoline stations near plaintiffs' water wells. Subsequently, a putative class action involving the same leaking underground storage tanks has been filed. CITGO has filed a motion to dismiss the case and will also oppose class certification. Also, in late October 2002, the County of Suffolk, New York, and the Suffolk County Water Authority filed suit in state court, claiming MTBE contamination of that county's water supply. The Illinois state action has been brought on behalf of a class of contaminated well owners in Illinois and a second class of all well owners within a defined distance of leaking underground storage tanks. The judge in the Illinois state court action is expected to hear plaintiffs' motion for class certification in that case sometime within the next year. On July 20, 2001, the Village of East Alton, Illinois, sued Union Oil Company of California ("Unocal") and other defendants in Illinois state court for alleged MTBE contamination of its public water supply. Plaintiff, in the original complaint and two subsequent amendments, has asserted claims of strict liability, negligence, trespass and nuisance, and seeks compensatory damages and declaratory judgment that defendants are liable for the full cost of remediation. Unocal tendered the defense of the case to PDV Midwest Refining, LLC ("PDVMR") pursuant to a Partnership Interest Retirement Agreement among the Uno-Ven Company, PDV America, Inc. ("PDV America"), PDVMR, Unocal, Midwest 76, Inc., and Lemont Carbon, Inc., dated April 11,

       1997. PDVMR is a subsidiary of the Company and has accepted the tender of defense with a reservation of rights. Unocal has answered the most recent amended complaint and discovery has commenced. The case is expected to be mediated in late summer or early fall of 2003.

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

       CITGO has been named as a defendant in approximately 125 asbestos lawsuits pending in state and federal courts, primarily in Louisiana, Texas and Illinois. These cases, most of which involve multiple defendants, are brought by former employees or contractor employees seeking damages for asbestos related illnesses allegedly caused, at least in part, from exposure at refineries owned or operated by CITGO in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, the plaintiffs' alleged exposure occurred over a period of years extending back to a time before CITGO owned or operated the premises at issue. In some of these cases, CITGO is indemnified by or has the right to seek indemnification for losses and expenses that CITGO may incur from prior owners of the refineries or employers of the claimants. In other cases, CITGO's involvement arises not from having been sued directly but because prior owners of the CITGO refineries have asserted indemnification rights against CITGO. The Company does not believe that the resolution of these cases will have a material adverse effect on its financial condition or results of operations.

       ENVIRONMENTAL COMPLIANCE AND REMEDIATION - CITGO is subject to the federal Clean Air Act ("CAA") which includes the New Source Review ("NSR") program as well as the Title V air permitting program; the federal Clean Water Act which includes the National Pollution Discharge Elimination System program; the Toxic Substances Control Act; and the federal Resource Conservation and Recovery Act and their equivalent state programs. CITGO is required to obtain permits under all of these programs and believes it is in material compliance with the terms of these permits. CITGO does not have any material Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") liability because the former owners of many of CITGO's assets have by explicit contractual language assumed all or the material portion of CERCLA obligations related to those assets. This includes the Lake Charles refinery and the Lemont refinery.

       The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulphur gasoline and diesel fuel that have necessitated additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. Also, regulatory interpretations by the U.S. EPA regarding the term "modifications" to refinery equipment under the NSR provisions of the CAA have created uncertainty about the extent to which additional capital and operating expenditures will be required and administrative penalties imposed.

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

       In 1992, the Company reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at its Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. The Company and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order has begun. CITGO has incurred remediation costs to date related to these surface impoundments of approximately $45 million.. Based on currently available information and proposed remedial approach, CITGO currently anticipates closure and post-closure costs related to these surface impoundments and related solid waste management units to range from $36 million to $41 million.

       The Texas Commission on Environmental Quality ("TCEQ") and CITGO have had preliminary discussions in which it was agreed that the Company and the TCEQ will begin settlement negotiations intended to resolve all outstanding enforcement issues between the Company and the TCEQ related to the Corpus Christi Refinery. It is contemplated that this settlement will include, among other issues, all outstanding issues associated with the notice of enforcement arising from the 2002 multi-media investigation of the Corpus Christi refinery as well as the proposed penalties for failure to maintain equipment upset records, to obtain authority for certain sulfur dioxide and hydrogen sulfide emissions and to comply with certain air limitations at the Corpus Christi refinery during 2000 and 2001. The Company does not believe that the resolution of these enforcement matters will have a material adverse effect on its consolidated results of operations, financial condition and cash flows.

       In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believed that CITGO and these other companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are potentially responsible parties ("PRPs") under the CERCLA. The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and since 1999 has been conducting a remedial investigation/feasibility study ("RI/FS") under its CERCLA authority. The U.S. EPA released the draft of the remedial investigation phase of the report in May 2003. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS, subsequent remedial actions and natural resource damages. Although CITGO is still reviewing the recent remedial investigation phase of the report and its implications, CITGO submitted initial comments on the report in July 2003. Also the EPA and the LDEQ issued a memorandum of understanding in June 2003 assigning the primary areas of responsibility between the agencies related to the Calcasieu Estuary. While the Company disagrees with many of the U.S. EPA's earlier allegations and conclusions, the Company is in discussions with the LDEQ on issues relative to its operations adjacent to the Bayou D'Inde tributary section of the Calcasieu Estuary and separately on issues relative to its refinery operations on other sections of the Estuary. If necessary, the Company still intends to contest this matter.

       In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits or installing new control equipment under the NSR provisions of the CAA. The NOVs followed inspections and formal information requests regarding the Company's Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois refineries. Since mid-2002, CITGO has been engaged in global settlement negotiations with the United States. The settlement negotiations have focused on different levels of air pollutant emission reductions and the merits of various types of control equipment to achieve those reductions. No settlement agreement, or agreement in principal, has been reached. Based primarily on the costs of control equipment reported by the United States and other petroleum companies and the types and number of emission control devices that have been agreed to in previous petroleum companies' NSR settlements with the United States, CITGO estimates that the capital costs of a settlement with the United States could range from $130 million to $200 million. Any such capital costs would be incurred over a period of years, anticipated to be from 2003 to 2008. Also, this cost estimate range, while based on current information and judgment, is dependent on a number of subjective factors, including the types of control devices installed, the emission limitations set for the units, the year the technology may be installed, and possible future operational changes. The Company also may be subject to possible penalties. If settlement discussions fail, CITGO is prepared to contest the NOVs. If CITGO is found to have violated the provisions cited in the NOVs, it estimates the capital expenditures and penalties that might result could range up to $290 million, to be incurred over a period of years.

       In June 1999, an NOV was issued by the U.S. EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants regulations covering benzene emissions from wastewater treatment operations at the Company's Lemont, Illinois refinery. CITGO is in settlement discussions with the U.S. EPA. CITGO believes this matter will be consolidated with the matters described in the previous paragraph.

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

       DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of June 30, 2003 CITGO's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options and over-the-counter swaps. At June 30, 2003, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $8 million and $7 million, respectively, related to the fair values of open commodity derivatives.

       CITGO has also entered into various interest rate swaps to manage the Company's risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 2003, based on the estimated amount that the Company would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Company considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

       GUARANTEES - As of June 30, 2003, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an affiliate, bank debt of an equity investment, bank debt of customers and customer debt related to the acquisition of marketing equipment as shown in the following table:

                                                      EXPIRATION
                                                         DATE
                                                     ------------
                                 (000S OMITTED)
Letters of credit                 $     32,981               2003

Bank debt
     Affiliate                          10,000               2003
     Equity investment                   5,500               2004
     Customers                           3,122          2005-2009

Financing debt of customers
     Equipment acquisition               1,727          2003-2007
                                  ------------

     Total                        $     53,330
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


8.    RELATED PARTY TRANSACTIONS

      CITGO purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery.

      These crude supply agreements contain force majeure provisions that excuse the performance by either party of its obligations under the agreement under specified circumstances. PDVSA invoked the force majeure provisions and reduced the volume of crude oil supplied under the contracts in April 1998, from February 1999 through October 2000 and from February 2001 through March 2003. As a result of these declarations of force majeure, the Company was required to obtain crude oil from alternative sources, which resulted in increased volatility in its operating margins. The Company was notified that effective March 6, 2003, PDVSA ended its most recent declaration of force majeure under the crude oil supply agreements.

      In August 2002, three affiliates entered into agreements to advance excess cash to the Company from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus .875% payable quarterly. Amounts outstanding on these notes at December 31, 2002 were $5 million, $30 million and $4 million from PDV Texas, PDV America and PDV Holding, respectively. At June 30, 2003, there was no outstanding balance on these notes.


9.    INSURANCE RECOVERIES

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

      The Company recognizes property damage insurance recoveries in excess of the amount of recorded losses and related expenses, and business interruption insurance recoveries when such amounts are realized. During the three-month periods ended June 30, 2003 and 2002, the Company recorded $27 million and $116 million, respectively, of insurance recoveries primarily related to these fires. During the six-month periods ended June 30, 2003 and 2002, the Company recorded $144 million and $211 million, respectively, of insurance recoveries primarily related to these fires. The Company received cash proceeds of $79 million and $142 million during the three-month periods ended June 30, 2003 and 2002. The Company received cash proceeds of $126 million and $243 million during the six-month periods ended June 30, 2003 and 2002. At June 30, 2003, the Company had a receivable balance of approximately $19 million related to insurance recoveries associated with the Lemont fire. In July 2003, the Company received this final payment of approximately $19 million.

      10.  SUBSEQUENT EVENTS

      On July 25, 2003, CITGO made a $500 million dividend payment for the purpose of enabling its parent, PDV America, to make the principal payment on their $500 million, 7-7/8% senior notes due August 1, 2003. CITGO's $550 million, 11-3/8% senior notes due 2011 have certain minimum liquidity requirements for payment of such a dividend and CITGO was in compliance with those requirements on July 25, 2003.

      A maximum of $200 million in accounts receivable may be sold at any one time under the accounts receivable sales facility. On August 1, 2003, $200 million of trade receivables were sold under this facility.

      On August 1, 2003, CITGO repurchased approximately $28 million of tax-exempt industrial revenue bonds as a result of the loss of letter of credit support. These tax-exempt bonds are now held as company bonds and may be reissued, with replacement letter of credit in support, if we are able to obtain such letters of credit from other financial institutions or, alternatively, the tax-exempt bonds may be reissued with new tax-exempt bonds that will not require letter of credit support.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report. We also direct your attention to our Form 10-K annual report for our fiscal year ended December 31, 2002, for additional information and a description of critical accounting policies and factors that may cause substantial fluctuations in our earnings and cash flows.

         We generated net income of $108.7 million on total revenue of $6.1 billion in the quarter ended June 30, 2003 compared to a net income of $96.3 million on total revenue of $4.9 billion for the same period last year. We generated net income of $248.5 million on revenue of $12.6 billion in the six months ended June 30, 2003 compared to net income of $80.7 million on total revenue of $8.7 billion for the same period last year. (See "Gross margin").

RESULTS OF OPERATIONS

         The following table summarizes the sources of our sales revenues and sales volumes for the three-month and six-month periods ended June 30, 2003 and 2002:

                        CITGO SALES REVENUES AND VOLUMES

                                            THREE MONTHS         SIX MONTHS         THREE MONTHS        SIX MONTHS
                                           ENDED JUNE 30,      ENDED JUNE 30,      ENDED JUNE 30,      ENDED JUNE 30,
                                         ------------------   -----------------   -----------------   -----------------
                                          2003       2002      2003      2002      2003      2002      2003      2002
                                         -------    -------   -------   -------   -------   -------   -------   -------
                                                      ($ in millions)                     (gallons in millions)
Gasoline                                 $ 3,534    $ 2,960   $ 6,896   $ 5,069     3,988     3,619     7,354     6,958
Jet fuel                                     421        322       938       632       555       472     1,094     1,004
Diesel/#2 fuel                             1,202        783     2,870     1,540     1,558     1,173     3,283     2,492
Asphalt                                      206        183       276       223       266       277       358       354
Petrochemicals and industrial products       516        376     1,083       674       636       538     1,253     1,038
Lubricants and waxes                         149        149       291       279        61        69       127       128
                                         -------    -------   -------   -------   -------   -------   -------   -------
      Total refined product sales          6,028      4,773    12,354     8,417     7,064     6,148    13,469    11,974
Other sales and adjustments                   (7)        20        43        48
                                         -------    -------   -------   -------   -------   -------   -------   -------
      Total sales                        $ 6,021    $ 4,793   $12,397   $ 8,465     7,064     6,148    13,469    11,974
                                         =======    =======   =======   =======   =======   =======   =======   =======

         The following table summarizes our cost of sales and operating expenses for the three-month and six-month periods ended June 30, 2003 and 2002:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                          THREE MONTHS        SIX MONTHS
                                                         ENDED JUNE 30,      ENDED JUNE 30,
                                                         2003      2002      2003      2002
                                                        -------   -------   -------   -------
                                                         ($ in millions)     ($ in millions)
Crude oil                                               $ 1,606   $ 1,295   $ 3,386   $ 2,186
Refined products                                          3,326     2,550     6,832     4,680
Intermediate feedstocks                                     481       486       939       752
Refining and manufacturing costs                            326       303       640       586
Other operating costs, expenses and inventory changes        72        53       220       192
                                                        -------   -------   -------   -------
       Total cost of sales and operating expenses       $ 5,811   $ 4,687   $12,017   $ 8,396
                                                        =======   =======   =======   =======


         Sales revenues and volumes. Sales increased $1.2 billion, or approximately 26%, in the three-month period ended June 30, 2003 as compared to the same period in 2002. This increase was due to an increase in average sales price of 9% and an increase in sales volume of 15%. The change in sales volume was principally the result of increased sales of gasoline and diesel fuel. Sales increased $3.9 billion, or approximately 46%, in the six-month period ended June 30, 2003. This increase was due to an increase in average sales price of 30% and an increase in refined product sales volume of 12%. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by $600 thousand for the three-month period ended June 30, 2003 and decreased $4.7 million for the six-month period ended June 30, 2003 as compared to the same period in 2002. The decrease in the six-month period was primarily due to the decrease in the earnings of LYONDELL-CITGO, our share of which decreased $7 million. The decrease in LYONDELL-CITGO's earnings was primarily due to the write-off of refinery project costs and higher fuel costs offset in part by higher margins during the first six-months of 2003. This decrease was offset by the increase in the earnings of The Needle-Coker Company, our share of which increased $2 million.

         Insurance recoveries. The insurance recoveries of $27 million included in the three months ended June 30, 2002 and $144 million included in the six months ended June 30, 2003 relate primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. These recoveries are, in part, reimbursements for expenses incurred in 2002 and 2001 to mitigate the effect of the fire on our earnings. In July 2003, we received the final payment of approximately $19 million.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $1.1 billion or 24%, in the quarter ended June 30, 2003 as compared to the same period in 2002. Cost of sales and operating expenses increased by $3.6 billion or 43%, in the six months ended June 30, 2003 as compared to the same period in 2002. (See CITGO Cost of Sales and Operating Expenses table above.)

         We purchase refined products to supplement the production from our refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 57% and 54% of total cost of sales and operating expenses for the second quarter of 2003 and 2002, respectively and 57% and 56% for the six-months of 2003 and 2002, respectively. We estimate margins on purchased products, on average, are lower than margins on produced products due to the fact that we can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from our produced products and margins may vary due to market conditions and other factors beyond our control. As such, it is not practical to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, we do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond our control which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         Gross margin. The gross margin for the three-month period ended June 30, 2003 was approximately 3.0 cents per gallon, compared to approximately 1.7 cents per gallon for the same period in 2002. The gross margin for the six-month period ended June 30, 2003 was approximately 2.8 cents per gallon, compared to approximately 0.6 cents per gallon for the same period in 2002. The revenue per gallon component in the three-month period ended June 30, 2003 increased approximately 9% and the cost per gallon component increased approximately 8%. As a result, the gross margin increased approximately 1.3 cents on a per gallon basis in the quarter ended June 30, 2003 compared to the same period in 2002. In the six-month period ended June 30, 2003, the revenue per gallon component increased approximately 30% and the cost per gallon component increased approximately 27%. As a result, the gross margin increased approximately 2.2 cents on a per gallon basis in the six month ended June 30, 2003 compared to the same period in 2002. The gross margin is directly affected by changes in selling prices relative to changes in costs. An increase or decrease in the price for crude oil, feedstocks and blending products generally results in a corresponding increase or decrease in prices for refined products. Generally, the effect of changes in crude oil and feedstock prices on our consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. However, in the first half of 2002, there was a substantial decrease in sales price without an equivalent decrease in refined product costs resulting in a significant negative impact on our gross margin and earnings.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased 15% from $75 million in the second quarter of 2002 to $64 million in the second quarter of 2003. Selling, general and administrative expenses decreased 9% from $151 million in the first six months of 2002 to $137 million in the same period in 2003. The decrease in selling, general and administrative expenses is related primarily to a decrease in legal and related expenses and settlements during the six-month period ended June 30, 2003.

         Interest expense. Interest expense increased by $15 million in the three-month period ended June 30, 2003 and increased $22 million in the six-month period ended June 30, 2003 as compared to the same period in 2002. This was primarily due to the net increase in the outstanding debt balance and higher overall interest rates resulting from the issuance of the $550 million senior notes and the closing of the $200 million secured term loan in February 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated net cash provided by operating activities totaled approximately $327 million for the six-month period ended June 30, 2003. Operating cash flows were derived primarily from net income of $249 million, depreciation and amortization of $163 million, distributions in excess of equity in earnings of affiliates of $82 million, increase in deferred taxes of $64 million, and changes in operating assets and liabilities of $(248) million. The more significant changes in operating assets and liabilities include an increase in notes and accounts receivable and a decrease in current liabilities offset, in part, by a decrease in inventory.

         Net cash used in investing activities in the six month period ended June 30, 2003 totaled $225 million consisting primarily of capital expenditures of $209 million. These capital expenditures consisted of:

                                                                     Three         Six
                                                                     Months       Months
                                                                   ----------   ----------
                                                                     Ended June 30, 2003
                                                                   -----------------------
                                                                        ($ in millions)
Regulatory requirements                                            $       80   $      123
Maintenance capital projects                                               14           32
Strategic capital expenditures                                             25           54
                                                                   ----------   ----------

   Total capital expenditures                                      $      119   $      209
                                                                   ==========   ==========

         Net cash provided by financing activities totaled $111 million for the six-month period ended June 30, 2003, consisting primarily of the proceeds from our 11-3/8% senior notes due in 2011 of $547 million and the proceeds from our senior secured term loan of $200 million. These proceeds were offset by the payment of $279 million on revolving bank loans; the repurchase of $50 million of our 7-7/8% senior notes due 2006 for a cash payment of $47.5 million; the payment of $50 million on master shelf agreement notes; the repurchase of $98 million of tax-exempt bonds; the repurchase of $90 million of taxable bonds; the repayment of loans from affiliates of $39 million; $19 million in debt issuance costs associated with the 11-3/8% senior notes due 2011, the senior secured term loan, and the repurchase of taxable and tax-exempt bonds; and capital lease payments of $12 million.

         As of June 30, 2003, capital resources available to us included cash on hand totaling $246 million generated by operations and other sources, and available borrowing capacity under our committed bank facilities of $518 million. Our Company's management believes that we have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term and to meet currently anticipated future obligations as they arise. We periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. Our ability to obtain such financing will depend on numerous factors, including market conditions and our perceived creditworthiness at that time. (See also "Factors Affecting Forward Looking Statements".)

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

         We are in compliance with our covenants under our debt financing arrangements at June 30, 2003.

         Upon the occurrence of a change of control of our Company, as defined in the Indenture governing our 11-3/8% senior notes due 2011, the holders of those notes have the right to require us to repurchase them at a price equal to 101% of the principal amount plus accrued interest. In addition, our bank credit agreements provide that, unless lenders holding two-thirds of the commitments thereunder otherwise agree, a change in control of our Company, as defined in those agreements, will constitute a default under those credit agreements.

         Internally generated cash flow, together with borrowings available under our credit facilities, are expected to be sufficient to fund capital expenditures during the remainder of 2003. In addition, we have taken steps to reduce our capital expenditures in 2003 by approximately $250 million, resulting in budgeted total 2003 expenditures of $460 million, and will reassess the economics of the postponed projects at a later date. We accomplished this reduction in capital expenditures by authorizing no new discretionary spending for 2003, suspending discretionary projects already underway where practical and delaying maintenance and regulatory projects. In addition, two major refinery maintenance turnarounds were delayed past 2003 so capital spending for these projects was also delayed. Of the $250 million spending reduction, 60% was discretionary, 27% was maintenance of the business and 13% was regulatory. The regulatory and maintenance of the business projects will be completed under a delayed schedule. Discretionary spending will be restarted as funds become available. Finally, we are continuing to review the timing and amount of scheduled expenditures under our planned capital spending programs, including regulatory and environmental projects in the near term.

         CITGO is required by various state regulations to demonstrate financial responsibility for environmental liability coverage, closure and post-closure care related to its facilities. Historically, CITGO has satisfied the requirements based upon the credit rating of its bonds and various financial ratios. CITGO's credit rating and 2002 financial ratios did not satisfy the requirements of Louisiana. We have filed a request for a variance from the Louisiana regulations and are awaiting the state's response.

         We have outstanding letters of credit that support taxable and tax-exempt bonds that were issued previously for our benefit. Some of the providers of these outstanding letters of credit have indicated that they will not renew such letters of credit. As a result, in 2003 through June 30, we repurchased $90 million of taxable bonds and $138 million of tax-exempt bonds that were supported by these letters of credit. We expect that we will seek to reissue these bonds, with replacement letters of credit in support, if we are able to obtain such letters of credit from other financial institutions or, alternatively, we will seek to replace these bonds with new bonds that will not require letter of credit support. As of August 1, 2003, we have an additional $61 million of letters of credit outstanding that back or support other bond issues that we have issued through governmental entities, which are subject to renewal during the period ending June 30, 2004. We have not received any notice from the issuers of these additional letters of credit indicating an intention not to renew. We cannot be certain that any of our letters of credit will be renewed, that we will be successful in obtaining replacements if they are not renewed, that any replacement letters of credit will be on terms as advantageous as those we currently hold or that we will be able to arrange for replacement bonds that will not require letter of credit support. To the extent that issuers of these letters of credit do not renew, the Company is not successful in obtaining replacements if they are not renewed, or that the Company is not successful in arranging for replacement bonds that will not require letter of credit support, this will increase the Company's cash needs and reduce its liquidity. We believe that we have and will continue to have sufficient liquidity to accommodate any of these potential outcomes.

         In August 2002, three of our affiliates entered into agreements to advance excess cash to us from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, $30 million from PDV America and $10 million from PDV Holding. Amounts outstanding on these notes at December 31, 2002 were $5 million, $30 million and $4 million from PDV Texas, PDV America and PDV Holding, respectively. At June 30, 2003, there was no outstanding balance on these notes.

         Our senior unsecured debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

         Moody's Investor's Services                   Ba3
         Standard & Poor's Ratings Group               BB
         Fitch Investors Services, Inc.                BB-


         On May 9, 2003, Standard & Poor's Ratings Group ("S&P") upgraded our senior unsecured debt rating to BB-. S&P upgraded our senior unsecured debt rating to BB on July 31, 2003 and Fitch Investors Services, Inc. ("Fitch") upgraded our senior unsecured debt rating to BB- on August 8, 2003.

         Our secured debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

         Moody's Investor's Services                   Ba2
         Standard & Poor's Ratings Group               BB+
         Fitch Investors Services, Inc.                BB+

         On May 9, 2003, S&P upgraded our secured debt rating to BB. S&P upgraded our secured debt rating to BB+ on July 31, 2003 and Fitch upgraded our secured debt rating to BB+ on August 8, 2003.

         On February 28, 2003, a new accounts receivable sales facility was established. This facility allows for the non-recourse sale of certain accounts receivable to independent third parties. A maximum of $200 million in accounts receivable may be sold at any one time. The amounts sold under this facility vary on a daily basis. On August 11, 2003, $200 million of trade receivables were sold under the facility.

         On July 25, 2003 we made a $500 million dividend payment for the purpose of enabling our parent, PDV America to make the principal payment on $500 million, 7-7/8% senior notes due August 1, 2003. Our $550 million, 11-3/8% senior notes due 2011 have certain minimum liquidity requirements for payment of such a dividend and we were in compliance with those requirements on July 25, 2003. Our liquidity after the dividend on July 25, 2003, was $526 million, comprised of $518 million in available capacity under our revolving credit facilities and $8 million in cash on hand.

         Our debt instruments do not contain any covenants that trigger increased costs or burdens as a result of a change in our securities ratings. However, certain of our guarantee agreements, which support approximately $20 million of PDV Texas, an affiliate, letters of credit, require us to cash collateralize the applicable letters of credit upon a reduction of our credit rating below a stated level.

         We believe that we have adequate liquidity from existing sources to support our operations for the foreseeable future. We are continuing to review our operations for opportunities to reduce operating and capital expenditures.

NEW ACCOUNTING STANDARDS

         On January 1, 2003 we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. We have identified certain asset retirement obligations that are within the scope of the standard, including obligations imposed by certain state laws pertaining to closure and/or removal of storage tanks, contractual removal obligations included in certain easement and right-of-way agreements associated with our pipeline operations, and contractual removal obligations relating to a refinery processing unit located within a third-party entity's facility. We cannot currently determine a reasonable estimate of the fair value of our asset retirement obligations due to the fact that the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates. Accordingly, the adoption of SFAS No. 143 did not impact our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We expect that the application of FIN 46 to variable interest entities in which we acquired an interest before February 1, 2003 will not have a material impact on our financial position or results of operations.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain issues from SFAS No. 133 which have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. We have not yet determined the impact of the adoption of SFAS No. 149 on our financial position or results of operations.



PROPOSED ACCOUNTING CHANGE

         The American Institute of Certified Public Accountants ("AICPA") has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. The final accounting requirements are not known at this time. Currently, adoption is not expected to be required before fiscal years beginning after December 15, 2004. At June 30, 2003, we have included turnaround costs of $186 million in other assets. Our management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. We have exposure to price fluctuations of natural gas, crude oil, feedstocks, and refined products as well as fluctuations in interest rates. To manage these exposures, our management has authorized the use of commodity derivatives in a Risk Management Program. We do not attempt to manage the price risk related to all of our inventories and fixed forward commitments. As a result at June 30, 2003, we were exposed to the risk of broad market price movements with respect to a substantial portion of our current and anticipated commodity needs. We have at least 30 million barrels of current inventory and fixed forward price contracts at price risk on any given day. In addition, we have price risk on purchasing 1.8 trillion Btu of natural gas every month. As of June 30, 2003 aggregate commodity derivative positions entered into for price risk management purposes totaled 2.4 million barrels and 3.3 trillion Btu.

         Commodity Instruments. We balance our crude oil and petroleum product supply/demand and manage a portion of our price risk by entering into petroleum commodity derivatives. Generally, our risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, our policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. At June 30, 2003, none of our commodity derivatives were accounted for as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 2003

                                                              MATURITY   NUMBER OF           CONTRACT    MARKET
     COMMODITY                DERIVATIVE                        DATE     CONTRACTS             VALUE    VALUE (4)
     ---------                ----------                      --------  ------------         --------   ---------
                                                                        Long/(Short)           Asset/(Liability)
                                                                        ------------         --------------------
                                                                                                ($ in millions)
No Lead Gasoline (1)   Futures Purchased                         2003             20         $    0.7    $    0.7
                       Forward Purchase Contracts                2003          2,058         $   70.8    $   72.3
                       Forward Sales Contracts                   2003         (1,493)        $  (51.1)   $  (53.0)

Distillates (1)        Futures Purchased                         2003          1,035         $   31.9    $   34.7
                       Futures Purchased                         2004            666         $   20.1    $   21.3
                       OTC Swaps (Pay Fixed/Receive Float)(3)    2003              6         $     --    $     --
                       Forward Purchase Contracts                2003            809         $   24.9    $   25.6
                       Forward Sale Contracts                    2003           (782)        $  (24.8)   $  (25.3)

Crude Oil (1)          Futures Purchased                         2003             10         $    0.3    $    0.3
                       Futures Sold                              2003           (661)        $  (19.0)   $  (19.7)
                       Forward Purchase Contracts                2003          1,834         $   55.3    $   55.0
                       Forward Sale Contracts                    2003           (697)        $  (21.6)   $  (21.4)

Natural Gas (2)        Futures Purchased                         2003            230         $   14.5    $   12.8
                       Listed Call Options Purchased             2003             80         $     --    $    0.5
                       Listed Put Options Sold                   2003            (20)        $     --    $   (0.2)

Heat Crack (1)         OTC Swaps (Pay Fixed/Receive Float) (3)   2003            725         $     --    $   (0.7)
                       OTC Swaps (Pay Float/Receive Fixed) (3)   2003           (725)        $     --    $    0.3

----------

(1)  1,000 barrels per contract

(2)  Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4)  Based on actively quoted prices.

                        NON TRADING COMMODITY DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 2002


                                                                           MATURITY     NUMBER OF       CONTRACT       MARKET
     COMMODITY                           DERIVATIVE                          DATE       CONTRACTS        VALUE        VALUE (5)
     ---------                           ----------                        --------    ------------    ----------    -----------
                                                                                       Long/(Short)        Asset/(Liability)
                                                                                       ------------    -------------------------
                                                                                                            ($ in millions)
No Lead Gasoline (1)        Futures Purchased                                2002               599    $     19.4    $     19.8
                            Futures Sold                                     2002              (915)   $    (30.0)   $    (30.1)
                            OTC Swaos (Pay Floating/Receive Floating)(4)     2002               (25)   $       --    $       --
                            Forward Purchase Contracts                       2002             3,004    $     96.0    $     95.2
                            Forward Sale Contracts                           2002            (4,023)   $   (129.1)   $   (127.6)

Distillates (1)             Futures Purchased                                2002             1,256    $     34.5    $     36.5
                            Futures Purchased                                2003               375    $     10.2    $     10.9
                            Futures Sold                                     2002              (317)   $     (8.9)   $     (9.1)
                            Forward Purchase Contracts                       2002             1,135    $     30.7    $     31.6
                            Forward Sale Contracts                           2002            (1,295)   $    (34.7)   $    (36.3)

Crude Oil (1)               Futures Purchased                                2002               250    $      6.6    $      6.7
                            Futures Sold                                     2002            (1,110)   $    (28.7)   $    (29.4)
                            Futures Sold                                     2003              (400)   $     (9.8)   $    (10.1)
                            OTC Swaps (Pay Floating/Receive Fixed)(3)        2002            (1,270)   $       --    $     (0.6)
                            Forward Purchase Contracts                       2002             8,106    $    202.0    $    212.1
                            Forward Sale Contracts                           2002            (4,883)   $   (123.5)   $   (130.0)

Natural Gas (2)             Futures Purchased                                2002               300    $      1.0    $      1.0

Propane (1)                 OTC Swaps (Pay Floating/Receive Fixed)(3)        2002              (400)   $       --    $      0.8
                            OTC Swaps (Pay Floating/Receive Fixed)(3)        2003              (300)   $       --    $      0.6

----------

(1)  1,000 barrels per contract

(2)  Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract

(4) Pay floating price based on a market index designated in contract; receive floating price based on a different market index designated in contract

(5) Based on actively quoted prices

         Debt Related Instruments. We have fixed and floating U.S. currency denominated debt. We use interest rate swaps to manage our debt portfolio toward a benchmark of 40 to 70 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing our long-term costs. At June 30, 2003 and 2002, our primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

      NON TRADING INTEREST RATE DERIVATIVES
    OPEN POSITIONS AT JUNE 30, 2003 AND 2002

                                                                        NOTIONAL
                                                      FIXED             PRINCIPAL
VARIABLE RATE INDEX      EXPIRATION DATE            RATE PAID             AMOUNT
-------------------     -----------------          ------------    ---------------------
                                                                      ($ in millions)
J.J. Kenny                February 2005                    5.30%   $                  12
J.J. Kenny                February 2005                    5.27%                      15
J.J. Kenny                February 2005                    5.49%                      15
                                                                   ---------------------
                                                                   $                  42
                                                                   =====================

         Changes in the fair value of these agreements are recorded in other income (expense). The fair value of the interest rate swap agreements in place at June 30, 2003, based on the estimated amount that we would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                                AT JUNE 30, 2003

                                                                               EXPECTED
                          FIXED         AVERAGE FIXED        VARIABLE       AVERAGE VARIABLE
EXPECTED MATURITIES     RATE DEBT       INTEREST RATE        RATE DEBT       INTEREST RATE
-------------------  ---------------   ---------------    ---------------   ----------------
                     ($ in millions)                      ($ in millions)
      2003           $            11              9.30%   $            --                --
      2004                        31              8.02%                16              6.24%
      2005                        11              9.30%                --                --
      2006                       201              8.10%               200              7.05%
      2007                        50              8.94%                12              7.63%
Thereafter                       769             10.32%               177             10.21%
                     ---------------   ---------------    ---------------   ---------------
Total                $         1,073              9.75%   $           405              8.42%
                     ===============   ===============    ===============   ===============

Fair Value           $         1,154                      $           405
                     ===============                      ===============


                                DEBT OBLIGATIONS
                                AT JUNE 30, 2002

                                                                                 EXPECTED
                            FIXED         AVERAGE FIXED        VARIABLE      AVERAGE VARIABLE
   EXPECTED MATURITIES    RATE DEBT       INTEREST RATE        RATE DEBT      INTEREST RATE
   ------------------- ---------------   ---------------    ---------------  ----------------
                       ($ in millions)                      ($ in millions)
           2002        $            11              9.30%   $           130              3.20%
           2003                     61              8.79%               470              4.20%
           2004                     31              8.02%                16              5.15%
           2005                     11              9.30%                --                --
           2006                    251              8.06%                --                --
     Thereafter                    160              7.88%               492              7.99%
                       ---------------   ---------------    ---------------   ---------------
          Total        $           525              8.14%   $         1,108              5.78%
                       ===============   ===============    ===============   ===============

     Fair Value        $           551                      $         1,108
                       ===============                      ===============

ITEM 4.  CONTROLS AND PROCEDURES

      During the second quarter of 2003, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, the Company does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

         As of June 30, 2003, these officers concluded that the design of the disclosure controls and procedures provide reasonable assurance that they can accomplish their objectives.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed by the following officers:

              31.1 Filed by Luis Marin, President and Chief Executive Officer.
              31.2 Filed by Eddie R. Humphrey, Chief Financial Officer.

              Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed by the following officers:

              32.1 Filed by Luis Marin, President and Chief Executive Officer.
              32.2 Filed by Eddie R. Humphrey, Chief Financial Officer.

      (b)     Reports on Form 8-K:

              A report on Form 8-K was filed with the Securities and Exchange Commission on June 30, 2003 in regard to the selection of KPMG LLP as the independent accountant of CITGO.

              A report on Form 8-K/A was filed with the Securities and Exchange Commission on July 7, 2003 to amend the information in our report on Form 8-K filed June 30, 2003.

              A report on Form 8-K was filed with the Securities and Exchange Commission on July 7, 2003 in regard to the selection of KPMG LLP as the independent accountant of CITGO.

              A report on Form 8-K was filed with the Securities and Exchange Commission on July 11, 2003 in regard to the appointment of Luis Marin as President and Chief Executive Officer of CITGO.

              A report on Form 8-K was filed with the Securities and Exchange Commission on August 6, 2003 in regard to our Company's July 25, 2003 dividend payment of $500 million for the purpose of enabling our parent, PDV America, Inc. to make the principal payment on $500 million, 7-7/8% senior notes due August 1, 2003.

              A report on Form 8-K was filed with the Securities and Exchange Commission on August 8, 2003. The purpose of this report was to furnish information included in our News Release, announcing that we postponed our second quarter earnings conference call.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CITGO PETROLEUM CORPORATION







Date:   August 18, 2003                         /s/  Larry E. Krieg
        ----------------                  -------------------------------------
                                                     Larry E. Krieg
                                          Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
31.1            Filed by Luis Marin, President and Chief Executive Officer.
31.2            Filed by Eddie R. Humphrey, Chief Financial Officer.
32.1            Filed by Luis Marin, President and Chief Executive Officer.
32.2            Filed by Eddie R. Humphrey, Chief Financial Officer.