Form 10-K/A
period 2002-12-31
CITGO PETROLEUM CORP
filed 2003-09-08
CIK 1011746

================================================================================

                                  United States

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

CITGO PETROLEUM CORPORATION

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS


                                                                                                                       PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.........................................................................    1

PART I.

Items 1. and 2.  Business and Properties.............................................................................    2
Item 3.       Legal Proceedings......................................................................................   17
Item 4.       Submission of Matters to a Vote of Security Holders....................................................   18

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..................................   19
Item 6.       Selected Financial Data................................................................................   19
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................................   20
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.............................................   35
Item 8.       Financial Statements and Supplementary Data............................................................   40
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.............................................................................................   41

PART III.

Item 10.      Directors and Executive Officers of the Registrant.....................................................   42
Item 11.      Executive Compensation.................................................................................   42
Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................................   42
Item 13.      Certain Relationships and Related Transactions.........................................................   43
Item 14.      Controls and Procedures................................................................................   45

PART IV.

Item 15.      Exhibits, Financial Statements and Reports on Form 8-K.................................................   46

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


         The principal asset of VPHI is a 167 thousand barrels per day ("MBPD") petroleum refinery owned by its wholly owned subsidiary, PDV Midwest Refining, L.L.C. ("PDVMR"), located in Lemont, Illinois. CITGO has operated this refinery and purchased substantially all of its primary output, consisting of transportation fuels and petrochemicals, since May 1997. CITGO plans to continue to operate the refinery as a source of supply for transportation fuels and petrochemicals.


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

REFINING


         CITGO's aggregate net interest in rated crude oil refining capacity is 865 MBPD. The following table shows the capacity of each refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 2002.

                                                                                    TOTAL         NET
                                                                                    RATED        CITGO       SOLOMON
                                                                                    CRUDE      OWNERSHIP     PROCESS
                                                                         CITGO    REFINING    IN REFINING   COMPLEXITY
                                                        OWNER          INTEREST   CAPACITY     CAPACITY       RATING
                                                        -----          --------   --------     --------       ------
                                                                          (%)      (MBPD)       (MBPD)
LOCATION
      Lake Charles, LA                                  CITGO             100        320          320          17.7
      Corpus Christi, TX                                CITGO             100        157          157          16.3
      Lemont, IL                                        CITGO             100        167          167          11.7
      Paulsboro, NJ                                     CITGO             100         84           84             -
      Savannah, GA                                      CITGO             100         28           28             -
      Houston, TX                                  LYONDELL-CITGO          41        265          109          15.0
                                                                                   -----          ---
          Total Rated Crude Refining Capacity                                      1,021          865
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

                          CITGO REFINERY PRODUCTION (1)

                                                                    YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------
                                                        2002                 2001                2000
                                                   --------------        ------------        ------------
                                                            (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END          865                   865                 865
Refinery Input
     Crude oil                                     674        84%        737      83%        791      83%
     Other feedstocks                              131        16%        150      17%        157      17%
                                                   ---       ---         ---     ---         ---     ---
         Total                                     805       100%        887     100%        948     100%
                                                   ===       ===         ===     ===         ===     ===

Product Yield
     Light fuels
         Gasoline                                  379        46%        375      42%        419      44%
         Jet fuel                                   76         9%         76       8%         79       8%
         Diesel/#2 fuel                            153        19%        172      19%        182      19%
     Asphalt                                        16         2%         44       6%         47       5%
     Petrochemicals and industrial products        194        24%        228      25%        230      24%
                                                   ---       ---         ---     ---         ---     ---
         Total                                     818       100%        895     100%        957     100%
                                                   ===       ===         ===     ===         ===     ===

UTILIZATION OF RATED CRUDE REFINING CAPACITY                  78%                 85%                 91%

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


         The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years ended December 31, 2002.


                        LAKE CHARLES REFINERY PRODUCTION


                                                                 YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------
                                                        2002                 2001                2000
                                                   --------------        ------------        ------------
                                                            (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END          320                   320                 320
Refinery Input
     Crude oil                                     320        92%        317      90%        319      87%
     Other feedstocks                               28         8%         37      10%         48      13%
                                                   ---       ---         ---     ---         ---     ---
          Total                                    348       100%        354     100%        367     100%
                                                   ===       ===         ===     ===         ===     ===

Product Yield
     Light fuels
          Gasoline                                 184        51%        175      48%        187      50%
          Jet fuel                                  68        19%         67      19%         70      19%
          Diesel/#2 fuel                            45        13%         62      17%         58      15%
     Petrochemicals and industrial products         60        17%         57      16%         59      16%
                                                   ---       ---         ---     ---         ---     ---
          Total                                    357       100%        361     100%        374     100%
                                                   ===       ===         ===     ===         ===     ===

Utilization of Rated Crude Refining Capacity                 100%                 99%                100%


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


         The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years ended December 31, 2002.

                       CORPUS CHRISTI REFINERY PRODUCTION



                                                                     YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------
                                                       2002                  2001               2000
                                                   --------------        ------------        ------------
                                                             (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END          157                   157                 150
Refinery Input
     Crude oil                                     154        73%        154      71%        149      70%
     Other feedstocks                               57        27%         64      29%         65      30%
                                                   ---       ---         ---     ---         ---     ---
          Total                                    211       100%        218     100%        214     100%
                                                   ===       ===         ===     ===         ===     ===

Product Yield
     Light fuels
          Gasoline                                  93        44%         90      42%         95      46%
          Diesel/#2 fuel                            59        28%         57      26%         58      27%
     Petrochemicals and industrial products         58        28%         69      32%         58      27%
                                                   ---       ---         ---     ---         ---     ---
          Total                                    210       100%        216     100%        211     100%
                                                   ===       ===         ===     ===         ===     ===

Utilization of Rated Crude Refining Capacity                  98%                 98%                 99%


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


         The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, and aromatics (including benzene, toluene and xylene). Cumene is used to make phenol, which is a chemical used in the manufacture of plastic and building materials.

         Lemont, Illinois Refinery. The Lemont refinery processes primarily heavy Canadian crude oil into a flexible slate of refined products.


         The following table shows the rated refining capacity, refinery input and product yield at the Lemont refinery for the three years ended December 31, 2002.


                           LEMONT REFINERY PRODUCTION


                                                                   YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------
                                                        2002                 2001                2000
                                                   --------------        ------------        ------------
                                                            (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END          167                   167                 167
Refinery Input
     Crude oil                                      69        73%         98      78%        153      89%
     Other feedstocks                               25        27%         28      22%         18      11%
                                                   ---       ---         ---     ---         ---     ---
          Total                                     94       100%        126     100%        171     100%
                                                   ===       ===         ===     ===         ===     ===

Product Yield
     Light fuels
          Gasoline                                  54        59%         68      56%         89      52%
          Jet Fuel                                   -         0%          -       0%          1       1%
          Diesel/#2 fuel                            16        17%         24      20%         40      23%
     Petrochemicals and industrial products         22        24%         30      24%         41      24%
                                                   ---       ---         ---     ---         ---     ---
          Total                                     92       100%        122     100%        171     100%
                                                   ===       ===         ===     ===         ===     ===

Utilization of Rated Refining Crude Capacity                  41%                 59%                 92%


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


         PDVSA invoked its contractual right to declare a force majeure under the supply agreement with LYONDELL-CITGO at certain points in each of 2002, 2001 and 2000 for varying periods of time for various reasons. As a result of these declarations, PDVSA was relieved of its obligation to deliver crude oil under the supply agreement and LYONDELL-CITGO had to purchase crude oil from alternate sources, which resulted in increased volatility to operating margins. (See Consolidated Financial Statements of CITGO -- Note 4 in Item 15a and Financial Statements of LYONDELL-CITGO Refining LP - Note 11 in Item 15a).


CRUDE OIL AND REFINED PRODUCT PURCHASES


         CITGO owns no crude oil reserves or production facilities, and must therefore rely on purchases of crude oil and feedstocks for its refinery operations. Crude oil is CITGO's primary raw material. CITGO buys and sells crude oil to facilitate procurement and delivery of a desired type or grade of crude oil to a desired location to supply our refineries, not as an independent business activity to generate profit. CITGO believes that reflecting the net result of this activity in cost of sales is an appropriate reflection of the nature of these transactions as efforts undertaken to acquire raw material. In addition, because CITGO's refinery operations do not produce sufficient refined products to meet the demands of its marketers, CITGO purchases refined products, primarily gasoline, from other refiners, including a number of affiliated companies. (See "Item 13. Certain Relationships and Related Transactions").



         Crude Oil Purchases. The following chart shows CITGO's net purchases of crude oil for the three years ended December 31, 2002:


                            CITGO CRUDE OIL PURCHASES

                   LAKE CHARLES, LA    CORPUS CHRISTI, TX        LEMONT, IL         PAULSBORO, NJ       SAVANNAH, GA
                  ------------------   ------------------   -------------------   ------------------  ------------------
                  2002   2001   2000   2002   2001   2000   2002   2001    2000   2002   2001   2000  2002   2001   2000
                  ----   ----   ----   ----   ----   ----   ----   ----    ----   ----   ----   ----  ----   ----   ----
                        (MBPD)               (MBPD)               (MBPD)                (MBPD)              (MBPD)
SUPPLIERS
PDVSA             125    136    104    126    138    143     11     13      14     36     39     47    22     22     22
Other sources     190    185    214     29     10      8     62     78     140      7      3      -     -      -      -
                  ---    ---    ---    ---    ---    ---     --     --     ---     --     --     --    --     --     --
     Total        315    321    318    155    148    151     73     91     154     43     42     47    22     22     22
                  ===    ===    ===    ===    ===    ===     ==     ==     ===     ==     ==     ==    ==     ==     ==

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

                   CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                             VOLUMES OF
                                                         CRUDE OIL PURCHASED
                                 CONTRACT CRUDE           FOR THE YEAR ENDED
                                   OIL VOLUME                DECEMBER 31,        CONTRACT
                              ---------------------      --------------------   EXPIRATION
                              BASE  INCREMENTAL (1)      2002    2001    2000      DATE
                              ----  ---------------      ----    ----    ----   ----------
                                (MBPD)                          (MBPD)            (YEAR)
LOCATION
Lake Charles, LA (2)          120        70              109     117     110       2006
Corpus Christi, TX (2)        130         -              114     126     118       2012
Paulsboro, NJ (2)              30         -               27      26      28       2010
Savannah, GA (2)               12         -               12      12      12       2013

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


         The price we pay for crude oil purchased under these crude oil supply agreements is not directly related to the market price of any other crude oil. However, the intention of the pricing mechanism in the crude supply agreements was to reflect market pricing over long periods of time, but there may be periods in which the price paid for crude oil purchased under those agreements may be higher or lower than the price that might have been paid in the spot market. Internal estimates indicate that the pricing mechanism is working as intended to reflect market prices over long periods of time.



         These crude supply agreements contain force majeure provisions which excuse the performance by either party of its obligations under the agreement under specified circumstances. As a result of

Venezuela and other countries following production quotas established by the Organization of Petroleum Exporting Countries, PDVSA invoked the force majeure provisions and reduced the volume of crude oil supplied under the contracts in April 1998, in February 1999 through October 2000 and in February 2001 through March 2003. In one instance PDVSA noted operational and technical problems as the reason for the declaration. As a result of these declarations of force majeure, CITGO was required to obtain crude oil from alternative sources, which resulted in increased volatility in its operating margins. In 2002, 2001 and 2000, the increased cost of crude oil purchased due to these declarations of force majeure was $42 million, $6 million and $5 million, respectively. CITGO was notified that effective March 6, 2003, PDVSA ended its most recent declaration of force majeure under the crude oil supply agreements. (See Consolidated Financial Statements of CITGO - Note 2 in Item 15a for a description of events that led to further disruption of supplies in December
2002).



         The supply agreements provide that if the supplier does not supply CITGO with the volume of crude oil and feedstock required under that agreement and that failure is not excused by force majeure, then the supplier must pay CITGO the deemed margin, in the case of the Lake Charles supply agreement, and the deemed margin and the applicable fixed cost, in the case of the Corpus Christi supply agreement, for the amount of crude oil and feedstock not supplied. During 2000, 2001 and 2002, PDVSA did not deliver the feedstock naphtha pursuant to certain contracts and has made or will make contractually specified payments in lieu thereof. PDVSA paid CITGO approximately $2 million for naphtha not delivered under the supply agreements during each of 2000 and 2001. CITGO expects to receive approximately $3 million from PDVSA for naphtha not delivered under the supply agreements during 2002.



         Refined Product Purchases. The marketing and sale of refined petroleum products represents CITGO's revenue generating activity. The demand for those products in CITGO's market areas exceeds the capacity of its refineries to produce them so it purchases significant quantities of refined products from affiliated and non-affiliated suppliers. CITGO must have the right refined products in the right locations and in the right quantities in order to satisfy customer supply arrangements and market requirements. Thus, it purchases and sells refined products of various grades in various locations from other suppliers. Sales of refined products are reported as revenue upon transfer of title to the buyer. Purchases of refined product are treated as acquisitions, a component of cost of sales, upon transfer of title to CITGO.


         CITGO is required to purchase refined products to supplement the production of the Lake Charles, Corpus Christi and Lemont refineries in order to meet demand of CITGO's marketing network and to resolve logistical issues. The following table shows CITGO's purchases of refined products for the three years ended December 31, 2002.

                         CITGO REFINED PRODUCT PURCHASES

                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                   2002      2001        2000
                                                   ----      ----        ----
                                                            (MBPD)
LIGHT FUELS
     Gasoline                                      689        640        616
     Jet fuel                                       61         74         81
     Diesel/#2 fuel                                239        264        264
                                                   ---        ---        ---
        Total                                      989        978        961
                                                   ===        ===        ===

         As of December 31, 2002, CITGO purchased substantially all of the gasoline, diesel/#2 fuel, and jet fuel produced at the LYONDELL-CITGO refinery under a contract which extends through the year 2017. LYONDELL-CITGO was a major supplier in 2002 providing CITGO with 114 MBPD of gasoline,

84 MBPD of diesel/#2 fuel, and 18 MBPD of jet fuel. See "--Refining--LYONDELL-CITGO Refining LP".


         In October 1998, PDVSA V.I., Inc., an affiliate of PDVSA, acquired a 50% equity interest in HOVENSA, L.L.C. ("HOVENSA"), a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands. Under the related product sales agreement, CITGO acquired approximately 100 MBPD of refined products from the refinery during 2002, approximately one-half of which was gasoline.


MARKETING

         CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenues and volumes of each of these product categories for the three years ended December 31, 2002.

                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES

                                                 YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                             -------------------------------      -----------------------------
                                               2002        2001       2000         2002        2001       2000
                                             --------     -------    -------      ------      ------     ------
                                                      ($ IN MILLIONS)                 (GALLONS IN MILLIONS)
LIGHT FUELS
    Gasoline                                 $ 11,758     $11,316    $12,447      15,026      13,585     13,648
    Jet fuel                                    1,402       1,660      2,065       2,003       2,190      2,367
    Diesel/#2 fuel                              3,462       3,984      4,750       5,031       5,429      5,565
ASPHALT                                           597         502        546         902         946        812
PETROCHEMICALS AND INDUSTRIAL PRODUCTS          1,485       1,490      1,763       2,190       2,297      2,404
LUBRICANTS AND WAXES                              561         536        552         261         240        279
                                             --------     -------    -------      ------      ------     ------
      Total                                  $ 19,265     $19,488    $22,123      25,413      24,687     25,075
                                             ========     =======    =======      ======      ======     ======


         Light Fuels. Gasoline sales accounted for 61% of CITGO's refined product sales in 2002, 58% in 2001, and 56% in 2000. CITGO markets CITGO branded gasoline through approximately 13,000 independently owned and operated CITGO branded retail outlets located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply its marketing network, as the gasoline production from the Lake Charles, Corpus Christi and Lemont refineries was only equivalent to approximately 54%, 55% and 62% of the volume of CITGO branded gasoline sold in 2002, 2001 and 2000, respectively. See "--Crude Oil and Refined Product Purchases -- Refined Product Purchases".



         The following table includes wholesale fuel sales.



                                                             Year Ended December 31,
                                                          ------------------------------
                                                            2002       2001        2000
                                                          -------    -------      ------
                                                              (Gallons in millions)
Wholesale fuel sales                                       13,758     13,500      13,441


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


         Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw material for finished goods. The majority of CITGO's cumene production is sold to Mount Vernon Phenol Plant Partnership, a joint venture phenol production plant in which CITGO is a partner. The phenol plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics. Sulphur is sold to the U.S. and international fertilizer industries; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets, through TCP Petcoke Corporation, a joint venture, for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders.


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

PIPELINE OPERATIONS


         CITGO owns and operates a crude oil pipeline and three products pipeline systems. CITGO also has equity interests in three crude oil pipeline companies and six refined product pipeline companies. CITGO's pipeline interests provide it with access to substantial refinery feedstocks and reliable transportation to refined product markets, as well as cash flows from dividends. One of the refined product pipelines in which CITGO has an interest, Colonial Pipeline, is the largest refined product pipeline in the United States, transporting refined products from the Gulf Coast to the mid-Atlantic and eastern seaboard states. CITGO has a 15.8 percent ownership interest in Colonial Pipeline.


EMPLOYEES

         CITGO and its subsidiaries have a total of approximately 4,300 employees, approximately 1,500 of whom are covered by union contracts. Most of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant plant and various refined product terminals.

ENVIRONMENT AND SAFETY

         Environment


         CITGO is subject to the federal Clean Air Act ("CAA") which includes the New Source Review ("NSR") program as well as the Title V air permitting program; the federal Clean Water Act which includes the National Pollution Discharge Elimination System program; the Toxic Substances Control Act; and the federal Resource Conservation and Recovery Act and their equivalent state programs. CITGO is required to obtain permits under all of these programs and has approximately 1,000 permits. These permits have terms which vary from one to ten years after which they are subject to renewal. CITGO believes it is in compliance with the terms of these permits.



         In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believes that CITGO and these other companies have contributed to contamination in the Calcasieu Estuary, in the proximity of Lake Charles, Calcasieu Parish, Louisiana and are Potentially Responsible Parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and is conducting a Remedial Investigation/Feasibility Study ("RI/FS") under its CERCLA authority. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS, subsequent remedial actions and natural resource damages. CITGO disagrees with the U.S. EPA's allegations and intends to contest this matter. CITGO does not have any additional CERCLA matters.



         The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulphur gasoline and diesel fuel that have necessitated additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. Also, regulatory interpretations by the U.S. EPA regarding "modifications" to refinery equipment under the NSR provisions of the CAA have created uncertainty about the extent to which additional capital and operating expenditures will be required and administrative penalties imposed.



         Federal, state and local environmental laws and regulations may require CITGO to take additional compliance actions and also actions to remediate the effects on the environment of prior disposal or release of petroleum, hazardous substances and other waste and/or pay for natural resource damages. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs. Also, numerous other factors affect the Company's plans with respect to environmental compliance and related expenditures. See "Forward Looking Statements."


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


         In 1992, the Company reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at the Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. The Company and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, the Company presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, the Company submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order has begun. CITGO has incurred remediation costs to date related to these surface impoundments of approximately $23 million. Based on currently available information and proposed remedial approach, CITGO currently anticipates closure and post -closure costs related to these surface impoundments and related solid waste management units to range from $14 million to $21 million.


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


                                                       2003     2004      2005      2006      2007
                                                      -------  -------   -------   -------   -------
                                                                      (IN MILLIONS)
Tier 2 gasoline (1)                                   $   231  $   125   $    82   $    10   $     -
Ultra low sulfur diesel (2)                                 3       33       179       155       175
Other environmental (3)                                    35       51        81        92        54
                                                      -------  -------   -------   -------   -------
     Total regulatory/environmental                   $   269  $   209   $   342   $   257   $   229
                                                      =======  =======   =======   =======   =======


----------


(1) In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the average sulfur content of gasoline for highway use produced at any refinery not exceed 30 parts per million during any calendar year by January 1, 2006, with a phase-in beginning January 1, 2004. In order to comply with these regulations, CITGO will install additional hydroprocessing facilities at its refineries.(Hydroprocessing facilities remove sulfur from oil by means of a chemical reaction which occurs when the oil is mixed with hydrogen, heated and processed over a catalyst.)



(2) Spending on Ultra Low Sulfur Diesel ("ULSD") assumes the EPA will require ULSD for on-road diesel in 2006 and ULSD for off-road diesel use in 2008. The ULSD program will require CITGO to make additional capital investments at its refineries. The estimates shown here are based on the installation of traditional hydroprocessing facilities. These regulations are not final and spending could be reduced if certain alternative regulatory schemes proposed by EPA are adopted. CITGO continues to evaluate new technological innovations which may reduce the required investment.



(3) Other environmental spending assumes $162.9 million in spending to comply with New Source Review standards under the Clean Air Act.


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

         See also "ITEMS 1. and 2. Business and Properties-- Environment and Safety" for information regarding various enforcement actions.

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

                                                                          YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                      2002          2001          2000          1999          1998
                                                    --------      --------      --------      --------      --------
                                                                           (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
    Net sales and sales to affiliates               $ 19,358      $ 19,601      $ 22,157      $ 13,334      $ 10,960
    Equity in earnings of affiliates                     101           109            59            22            82
    Other income (including insurance recoveries)        387            (5)          (26)          (29)           (8)
    Net revenues                                      19,846        19,705        22,190        13,328        11,030
    Income before cumulative effect of change
         in accounting principle                         180           392           312           122           226
    Net income                                           180           405           312           122           226
    Other comprehensive income (loss)                    (22)           (1)            1            (3)            -
    Comprehensive income                                 158           404           313           119           226
Ratio of Earnings to Fixed Charges (1)                  3.66 x        7.08 x        5.62 x        2.89 x        3.82 x
BALANCE SHEET DATA
    Total assets                                    $  6,987      $  6,509      $  6,806      $  6,642      $  6,028
    Long-term debt (excluding current portion)(2)      1,134         1,351         1,087         1,598         1,426
    Total debt (3)                                     1,347         1,479         1,199         1,694         1,525
    Shareholder's equity                               2,559         2,401         2,476         2,385         2,222

-----------------

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


         In general, prices for refined products are significantly influenced by the price of crude oil, feedstocks and blending components. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, generally there is a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. Although the pricing formulas under CITGO's crude supply agreements with PDVSA are designed to provide a measure of stability to CITGO's refining margins, CITGO receives only approximately 50% of its crude oil requirements under these agreements. Therefore, a substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on CITGO's earnings and cash flows.


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

         A nation-wide work stoppage by opponents of the government of Venezuela began on December 2, 2002, and disrupted most activity in that country, including the operations of PDVSA. CITGO continued to be able to locate and purchase 100% of our crude oil requirements in December 2002 and January and February 2003, albeit at higher prices than under CITGO's supply contracts with PDVSA, to maintain normal operations at its refineries and to meet its refined products commitments to its customers. The reduction in supply and purchase of crude oil from alternative sources had the effect of increasing CITGO's crude oil cost and decreasing CITGO's gross margin and profit margin from what it would have been if the crude oil was received under CITGO's long-term crude oil supply contracts with PDVSA. CITGO received only 43% of its contracted crude oil from PDVSA under the supply contracts in December 2002. As a result, CITGO estimates that crude oil costs for the month of December 2002 were $20 million higher than what would have otherwise been the case. In February 2003, CITGO received approximately 100% of its contracted crude oil volumes under those agreements. In addition, CITGO was able to purchase approximately 2.5 million barrels of crude oil from PDVSA during February at market prices. CITGO has received confirmation from PDVSA that they expect to deliver the full contract volume during March 2003 under the crude oil supply agreements. Finally, CITGO was notified that effective March 6, 2003, PDVSA ended its declaration of force majeure under the crude oil supply agreements.


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

RESULTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2002


         The following table summarizes CITGO's sales revenues and volumes.


                        CITGO SALES REVENUES AND VOLUMES

                                                     YEAR ENDED DECEMBER 31,                     YEAR ENDED DECEMBER 31,
                                             ----------------------------------------     ------------------------------------
                                                2002           2001           2000         2002           2001           2000
                                             ----------     ----------     ----------     ------         ------         ------
                                                           (IN MILLIONS)                          (GALLONS IN MILLIONS)
Gasoline                                     $   11,758     $   11,316     $   12,447     15,026         13,585         13,648
Jet fuel                                          1,402          1,660          2,065      2,003          2,190          2,367
Diesel/#2 fuel                                    3,462          3,984          4,750      5,031          5,429          5,565
Asphalt                                             597            502            546        902            946            812
Petrochemicals and industrial products            1,485          1,490          1,763      2,190          2,297          2,404
Lubricants and waxes                                561            536            552        261            240            279
                                             ----------     ----------     ----------     ------         ------         ------
          Total refined product sales        $   19,265     $   19,488     $   22,123     25,413         24,687         25,075
Other sales                                          93            113             34          -              -              -
                                             ----------     ----------     ----------     ------         ------         ------
          Total sales                        $   19,358     $   19,601     $   22,157     25,413         24,687         25,075
                                             ==========     ==========     ==========     ======         ======         ======

         The following table summarizes CITGO's cost of sales and operating expenses.

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                         YEAR ENDED DECEMBER 31,
                                                                    2002           2001           2000
                                                                 ----------     ----------     ----------
                                                                             ($ IN MILLIONS)
Crude oil                                                        $    5,098     $    4,898     $    6,784
Refined products                                                     11,077         10,686         11,638
Intermediate feedstocks                                               1,489          1,496          1,573
Refining and manufacturing costs                                      1,233          1,113          1,058
Other operating costs and expenses and inventory changes                314            542            317
                                                                 ----------     ----------     ----------
       Total cost of sales and operating expenses                $   19,211     $   18,735     $   21,370
                                                                 ==========     ==========     ==========

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

LIQUIDITY AND CAPITAL RESOURCES


         Consolidated net cash provided by operating activities totaled approximately $818 million for the year ended December 31, 2002. Operating cash flows were derived primarily from net income of $180 million, depreciation and amortization of $299 million and changes in working capital of $258 million. The change in working capital is primarily the result of increases in payables to affiliates and trade payables and a decrease in prepaid taxes offset, in part, by an increase in prepaid turnaround maintenance charges.



         Net cash used in investing activities in 2002 totaled $789 million consisting primarily of capital expenditures of $712 million. These capital expenditures include $220 million in spending to rebuild the crude distillation unit of the Lemont refinery due to a fire on August 14, 2001. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. The new crude unit was operational in May 2002. Capital expenditures also include $148 million in spending, primarily at the Lake Charles and Lemont refineries, to meet regulatory requirements, $116 million in spending for maintenance capital projects, primarily at the Lake Charles refinery, and $228 million in strategic capital expenditures, primarily at the Lake Charles, Corpus Christi and Lemont refineries.


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

         The Company's various debt instruments require maintenance of a specified minimum net worth and impose restrictions on its ability to:

     - incur additional debt unless it meets specified interest coverage and debt to capitalization ratios;

     -   place liens on its property, subject to specified exceptions;

     -   sell assets, subject to specified exceptions;

     - make restricted payments, including dividends, repurchases of capital stock and specified investments; and

     -   merge, consolidate or transfer assets.

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

         Capital expenditure projected amounts for 2003 and 2004 through 2007 are as follows:

            CITGO ESTIMATED CAPITAL EXPENDITURES - 2003 THROUGH 2007

                                                         2004-
                                        2003             2007
                                    PROJECTED (1)      PROJECTED
                                    -------------      ---------
                                            (IN MILLIONS)
Strategic                              $   88           $  535
Maintenance                                91              502
Regulatory / Environmental                269            1,037
                                       ------           ------
         Total                         $  448           $2,074
                                       ======           ======

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


                                                                           BEYOND
                                            2003    2004    2005    2006    2006
                                            ----    ----    ----    ----    ----
                                                       (IN MILLIONS)
Tier 2 gasoline (1)                         $231    $125    $ 82    $ 10    $  -
Ultra low sulfur diesel (2)                    3      33     179     155     249
Other environmental (3)                       35      51      81      92      81
                                            ----    ----    ----    ----    ----
    Total regulatory/environmental          $269    $209    $342    $257    $330
                                            ====    ====    ====    ====    ====


-----------


(1) In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the average sulfur content of gasoline for highway use produced at any refinery not exceed 30 parts per million during any calendar year by January 1, 2006, with a phase-in beginning January 1, 2004. In order to comply with these regulations, CITGO will install additional hydroprocessing facilities at its refineries. (Hydroprocessing facilities remove sulfur from oil by means of a chemical reaction which occurs when the oil is mixed with hydrogen, heated and processed over a catalyst.)



(2) Spending on Ultra Low Sulfur Diesel ("ULSD") assumes the EPA will require ULSD for on-road diesel in 2006 and ULSD for off-road diesel use in 2008. The ULSD program will require CITGO to make additional capital investments at its refineries. The estimates shown here are based on the installation of traditional hydroprocessing facilities. These regulations are not final and spending could be reduced if certain alternative regulatory schemes proposed by EPA are adopted. CITGO continues to evaluate new technological innovations which may reduce the required investment.



(3) Other environmental spending assumes $162.9 million in spending to comply with New Source Review standards under the Clean Air Act.

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


         The sources of CITGO's liquidity changed recently as a result of events that have occurred in Venezuela. Those events affected a portion of the crude oil supplies that the Company received from PDVSA, requiring it to replace those supplies from other sources at higher prices and on payment terms generally less favorable than the terms under CITGO's supply agreements with PDVSA. However, PDVSA allowed extended payment terms during this period. CITGO received approximately 43% and 91% of the Company's contracted crude oil volumes from PDVSA during December and January, respectively. In February 2003, CITGO received approximately 100% of the Company's contracted crude oil volumes under those agreements. In addition, CITGO was able to purchase approximately 2.5 million barrels of crude oil from PDVSA during February at market prices. Finally, CITGO received confirmation from PDVSA that they expect to deliver the full contract volume during March 2003 under the crude oil supply agreements. During this supply disruption, CITGO was successful in covering any shortfall with spot market purchases, but those purchases generally required payment 15 days sooner than would be the case for comparable deliveries under the Company's supply agreements with PDVSA. This shortening of the Company's payment cycle has increased its cash needs and reduced its liquidity. Also, a number of trade creditors have sought to tighten credit payment terms on purchases that the Company makes from them. That tightening would further increase its cash needs and further reduce its liquidity.


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


         Letter of credit providers for $76 million of the Company's outstanding letters of credit have indicated that they will not renew such letters of credit. These letters of credit support approximately $75 million of tax-exempt bond issues that were issued previously for CITGO's benefit. The Company is arranging for the repurchase of these tax-exempt bonds. The Company expects that it will seek to reissue these tax-exempt bonds with replacement letters of credit in support if it is able to obtain such letters of credit from other financial institutions or, alternatively, it will seek to replace these tax-exempt bonds with new tax-exempt bonds that will not require letter of credit support. The Company has an additional $231 million of letters of credit outstanding that back or support other bond issues that it has issued through governmental entities, which are subject to renewal during 2003. The Company has not received any notice from the issuers of these additional letters of credit indicating an intention not to renew. However, the Company cannot be certain that any of its letters of credit will be renewed, that it will be successful in obtaining replacements if they are not renewed, that any replacement letters of credit will be on terms as advantageous as those it currently holds or that it will be able to arrange for replacement tax-exempt bonds that will not require letter of credit support. To the extent that issuers of these letters of credit do not renew, the Company is not successful in obtaining replacements if they are not renewed, or that the Company is not successful in arranging for replacement tax-exempt bonds that will not require letter of credit support, this will increase the Company's cash needs and reduce its liquidity. The Company believes that it has and will continue to have sufficient liquidity to accommodate any of these potential outcomes.


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

         Operating cash flow represents a primary source for meeting the Company's liquidity requirements; however, the termination of its accounts receivable sale facility, the possibility of additional tightened payment terms and the possible need to replace non-renewing letters of credit prompted the Company to undertake arrangements to supplement and improve its liquidity. To date, the Company has undertaken the following:

     - On February 27, 2003 CITGO issued $550 million aggregate principal amount of 11-3/8 percent unsecured senior notes due February 1, 2011.

     - On February 27, 2003, CITGO closed on a three year $200 million, senior secured term loan. Security is provided by CITGO's 15.8 percent equity interest in Colonial Pipeline and CITGO's 6.8 percent equity interest in Explorer Pipeline.

     - On February 28, 2003, a new accounts receivable sales facility was established. This facility allows for the non-recourse sale of certain accounts receivable to independent third parties. A maximum of $200 million in accounts receivable may be sold at any one time. This new facility does not contain any covenants that trigger increased costs or burdens as a result of a change in CITGO's securities ratings.

     - CITGO has reduced its planned capital expenditures in 2003 by approximately $250 million.

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


         As of December 31, 2002, CITGO had an effective shelf registration statement with the SEC under which it could have publicly offered up to $400 million principal amount of debt securities. Due to downgradings of CITGO's credit ratings announced during the first part of 2003, the shelf registration statement is not presently available. CITGO may not be able to access the public market if and when it would like to do so. Due, at the time, to the prospect of the Venezuelan work stoppage, in December 2002, CITGO postponed a planned offering of up to $250 million of unsecured notes from its shelf registration statement.


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


         CITGO's debt instruments do not contain any covenants that trigger increased costs or burdens as a result of a change in its securities ratings. However, certain of CITGO's guarantee agreements, which support approximately $20 million of PDV Texas, Inc., an affiliate, letters of credit, require CITGO to cash collateralize the applicable letters of credit upon a reduction of CITGO's credit rating below a stated level.


         As of February 28, 2003, CITGO and its subsidiaries had a total of $2.0 billion of indebtedness outstanding that matures on various dates through the year 2032:


                                                                                (000's omitted)
Revolving bank loans                                                              $  285,000

Senior Secured Term Loan                                                             200,000

Senior Notes $200 million face amount, due 2006
  with interest rate of 7.875%                                                       149,925

Senior Notes $550 million face amount, due 2011
  with interest rate of 11.375%                                                      546,590

Private Placement Senior Notes, due 2003 to 2006
  with interest rate of 9.30%                                                         45,455

Master Shelf Agreement Senior Notes, due 2003 to 2009 with interest rates from
  7.17% to 8.94%                                                                     235,000

Tax-Exempt Bonds, due 2004 to 2032 with variable and
  fixed interest rates                                                               425,872

Taxable Bonds, due 2026 to 2028 with variable interest rates                         115,000

                                                                                  ----------
                                                                                  $2,002,842
                                                                                  ==========


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

                             CONTRACTUAL OBLIGATIONS
                              AT DECEMBER 31, 2002

                                                            EXPIRATION
                                              --------------------------------------
                                              LESS THAN    YEAR      YEAR     OVER 5
                                      TOTAL     1 YEAR      2-3       4-5     YEARS
                                      ------  ---------   ------    ------    ------
                                                      ($ in millions)
Long-Term Debt                        $1,301    $  191    $  209    $  313    $  588
Capital Lease Obligations                 47        23         5         6        13
Operating Leases                         255       106       101        35        13
                                      ------    ------    ------    ------    ------
Total Contractual Cash Obligations    $1,603    $  320    $  315    $  354    $  614
                                      ======    ======    ======    ======    ======

(See Consolidated Financial Statements of CITGO--Notes 11 and 15 in Item 15a).

         The following table summarizes CITGO's contingent commitments at December 31, 2002.

                          OTHER COMMERCIAL COMMITMENTS
                              AT DECEMBER 31, 2002

                                                       EXPIRATION
                                 TOTAL    --------------------------------------
                                AMOUNTS   LESS THAN    YEAR      YEAR     OVER 5
                               COMMITTED    1 YEAR     2-3        4-5     YEARS
                               ---------  ---------    ----      ----     ------
                                               ($ in millions)
Letters of Credit (1)             $  3       $  3      $  -      $  -      $  -
Guarantees                          73         67         2         3         1
Surety Bonds                        71         58        11         2         -
                                  ----       ----      ----      ----      ----
Total Commercial Commitments      $147       $128      $ 13      $  5      $  1
                                  ====       ====      ====      ====      ====

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at December 31, 2002, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. As of December 31, 2002 CITGO's total crude and refined products inventory was 49 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 1.6 million barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.


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

                       NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS AT DECEMBER 31, 2002

                                                                        MATURITY  NUMBER OF  CONTRACT        MARKET
        COMMODITY                    DERIVATIVE                           DATE    CONTRACTS    VALUE        VALUE (4)
        ---------                    ----------                         --------  ---------  --------       ---------
                                                                                                  ($ in millions)
                                                                                             ------------------------
No Lead Gasoline (1)    Futures Purchased                                 2003        564    $   19.9       $   20.6
                        Futures Sold                                      2003      1,023    $   35.3       $   37.6
                        Listed Options Purchased                          2003      1,225    $      -       $    4.2
                        Listed Options Sold                               2003      2,225    $      -       $   (5.5)
                        Forward Purchase Contracts                        2003      2,577    $   89.2       $   92.5
                        Forward Sales Contracts                           2003      2,364    $   81.3       $   86.2

Distillates (1)         Futures Purchased                                 2003      2,227    $   73.4       $   78.7
                        Futures Purchased                                 2004         31    $    0.8       $    0.9
                        Futures Sold                                      2003      2,953    $   93.2       $   96.7
                        OTC Options Purchased                             2003         66    $      -       $    0.1
                        OTC Options Sold                                  2003         66    $      -       $   (0.1)
                        OTC Swaps (Pay Fixed/Receive Float) (3)           2003         12    $      -       $      -
                        OTC Swaps (Pay Float/Receive Fixed) (3)           2003         75    $      -       $      -
                        Forward Purchase Contracts                        2003      3,134    $  106.5       $  111.0
                        Forward Sale Contracts                            2003      2,944    $   98.1       $  104.7

Crude Oil (1)           Futures Purchased                                 2003      1,986    $   51.2       $   54.5
                        Futures Sold                                      2003      1,476    $   41.8       $   45.3
                        Listed Options Purchased                          2003      2,250    $      -       $    2.3
                        Listed Options Sold                               2003      3,150    $      -       $   (3.1)
                        OTC Swaps (Pay Float/Receive Fixed) (3)           2003      3,500    $      -       $   (3.0)
                        Forward Purchase Contracts                        2003      5,721    $  160.8       $  174.4
                        Forward Sale Contracts                            2003      4,412    $  129.8       $  137.2

Natural Gas (2)         Listed Options Purchased                          2003         85    $      -       $    0.1
                        Listed Options Sold                               2003         40    $      -       $    0.1

Propane (1)             OTC Swaps (Pay Fixed / Receive Float) (3)         2003         75    $      -       $    0.5
                        OTC Swaps (Pay Float / Receive Fixed) (3)         2003        300    $      -       $   (1.5)

--------------------------
(1) 1,000 barrels per contract

(2) Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4) Based on actively quoted prices.

                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2001
                                  (AS RESTATED)

                                                                            MATURITY      NUMBER OF   CONTRACT      MARKET
       COMMODITY                  DERIVATIVE                                  DATE        CONTRACTS     VALUE      VALUE (4)
       ---------                  ----------                                --------      ---------   --------     ---------
                                                                                                         ($ in millions)
                                                                                                      ----------------------
No Lead Gasoline (1)       Futures Purchased                                  2002            994      $ 25.4        $ 25.0
                           Futures Sold                                       2002            332      $  8.3        $  8.1
                           Forward Purchase Contracts                         2002          4,095      $ 95.8        $ 94.0
                           Forward Sale Contracts                             2002          3,148      $ 71.2        $ 73.2

Distillates (1)            Futures Purchased                                  2002          1,483      $ 43.4        $ 34.6
                           Futures Purchased                                  2003             94      $  2.4        $  2.3
                           Futures Sold                                       2002            943      $ 25.3        $ 21.8
                           OTC Options Purchased                              2002             30      $    -        $    -
                           OTC Options Sold                                   2002             30      $ (0.1)       $ (0.1)
                           Forward Purchase Contracts                         2002          1,123      $ 25.2        $ 24.9
                           Forward Sale Contracts                             2002          2,536      $ 56.3        $ 56.4

Crude Oil (1)              Futures Purchased                                  2002            517      $ 12.6        $ 10.4
                           Futures Sold                                       2002            649      $ 12.7        $ 12.9
                           OTC Swaps (Pay Float/Receive Fixed)(3)             2002              2      $    -        $  0.3
                           OTC Swaps (Pay Fixed/Receive Float)(3)             2002              1      $    -        $    -
                           Forward Purchase Contracts                         2002          6,652      $130.3        $135.2
                           Forward Sale Contracts                             2002          6,268      $135.1        $137.0

Natural Gas (2)            Futures Sold                                       2002             55      $  1.6        $  1.4
                           OTC Options Sold                                   2002             20      $    -        $ (0.1)

-----------------------------
(1) 1,000 barrels per contract

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

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2002

                                                                     EXPECTED
  EXPECTED            FIXED       AVERAGE FIXED     VARIABLE     AVERAGE VARIABLE
 MATURITIES         RATE DEBT     INTEREST RATE     RATE DEBT      INTEREST RATE
 ----------         ---------     -------------     ---------    ----------------
                 ($ in millions)                 ($ in millions)
   2003             $    61           8.79%         $   129            2.60%
   2004                  31           8.02%              16            3.78%
   2005                  11           9.30%             150            5.77%
   2006                 252           8.06%               -               -
   2007                  50           8.94%              12            8.76%
Thereafter              183           7.50%             405           10.22%
                    -------           ----          -------           -----
  Total             $   588           8.06%         $   712            7.73%
                    =======           ====          =======           =====
Fair Value          $   567                         $   712
                    =======                         =======

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2001
                                  (AS RESTATED)

                                                                       EXPECTED
  EXPECTED         FIXED        AVERAGE FIXED       VARIABLE       AVERAGE VARIABLE
 MATURITIES      RATE DEBT      INTEREST RATE      RATE DEBT        INTEREST RATE
 ----------      ---------      -------------      ---------       ----------------
              ($ in millions)                   ($ in millions)
   2002          $    36            8.78%           $    71             3.45%
   2003               61            8.79%               320             4.64%
   2004               31            8.02%                16             5.72%
   2005               11            9.30%                 -                -
   2006              251            8.06%                 -                -
Thereafter           130            7.85%               485             8.50%
                 -------            ----            -------             ----
  Total          $   520            8.17%           $   892             6.66%
                 =======            ====            =======             ====
Fair Value       $   532                            $   892
                 =======                            =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 15a of this report.

QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

                                                  (000s OMITTED)
2002

Sales                     $ 3,671,422      $ 4,793,441     $ 5,410,571     $ 5,482,888
                          ===========      ===========     ===========     ===========
Cost of sales and
   operating expenses     $ 3,708,903      $ 4,686,882     $ 5,298,606     $ 5,516,925
                          ===========      ===========     ===========     ===========

Gross margin              $   (37,481)     $   106,559     $   111,965     $   (34,037)
                          ===========      ===========     ===========     ===========

Net (loss) income         $   (15,581)     $    96,284     $    56,920     $    42,389
                          ===========      ===========     ===========     ===========

                                           1ST QTR.         2ND QTR.         3RD QTR.         4TH QTR.
                                                                  (000s OMITTED)
2001

Sales, as previously reported            $ 4,960,424      $ 5,748,203      $ 5,179,450      $ 3,733,169

Effect of contribution of VPHI (1)             1,127            7,768          (11,338)         (17,635)
                                         -----------      -----------      -----------      -----------
Sales, as restated                       $ 4,961,551      $ 5,755,971      $ 5,168,112      $ 3,715,534
                                         ===========      ===========      ===========      ===========

Cost of sales and operating
   expenses, as previously reported      $ 4,812,363      $ 5,462,848      $ 4,988,825      $ 3,648,555

Effect of contribution of VPHI (1)           (64,895)        (162,081)          (9,067)          58,104
                                         -----------      -----------      -----------      -----------
Cost of sales and operating
   expenses, as restated                 $ 4,747,468      $ 5,300,767      $ 4,979,758      $ 3,706,659
                                         ===========      ===========      ===========      ===========

Gross margin, as previously reported     $   148,061      $   285,355      $   190,625      $    84,614

Effect of contribution of VPHI (1)            66,022          169,849           (2,271)         (75,739)
                                         -----------      -----------      -----------      -----------
Gross margin, as restated                $   214,083      $   455,204      $   188,354      $     8,875
                                         ===========      ===========      ===========      ===========

Income before cumulative effect
   of change in accounting
   principle, as previously reported     $    66,350      $   149,571      $    87,925      $       178

Effect of contribution of VPHI (1)            32,230          101,718          (15,759)         (30,629)
                                         -----------      -----------      -----------      -----------

Income before cumulative effect
   of change in accounting
   principle, as restated                $    98,580      $   251,289      $    72,166      $   (30,451)
                                         ===========      ===========      ===========      ===========

Net income, as previously reported       $    79,350      $   149,571      $    87,925      $       178

Effect of contribution of VPHI (1)            32,830          101,718          (15,759)         (30,629)
                                         -----------      -----------      -----------      -----------
Net income (loss), as restated           $   112,180      $   251,289      $    72,166      $   (30,451)
                                         ===========      ===========      ===========      ===========

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         CITGO has entered into several transactions with PDVSA or affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $3.3 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 2002. At December 31, 2002, $262 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA. At December 31, 2002, the Company had approximately $90 million in accounts payable related to crude oil deliveries from PDVSA for which CITGO had not received invoices. (See "Items 1. and 2. Business and Properties -- Crude Oil and Refined Product Purchases" for a description of the contracts and the pricing mechanism).


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


         In October 1998, PDVSA V.I., Inc., an affiliate of PDVSA, acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of CITGO -- Notes 3 and 5 in Item 15a). Pursuant to the above arrangement, CITGO acquired approximately 100 MBPD of refined products from the refinery during 2002, approximately one-half of which was gasoline.

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

LYONDELL-CITGO Refining LP

  Report of Independent Accountants                                                        F-38
  Statements of Income for the years ended December 31, 2002, 2001 and 2000                F-39
  Balance Sheets at December 31, 2002 and 2001                                             F-40
  Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000            F-41
  Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000     F-42
  Notes to Financial Statements                                                            F-43


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

c.   EXHIBITS


Exhibit
Number                             Description
------                             -----------
 3.1      Certificate of Incorporation, Certificate of Amendment of Certificate
          of Incorporation (incorporated by reference to the Registrant's
          Registration Statement on Form 10, File No. 333-3226, Exhibit 3.1
          filed with the Commission on April 4, 1996).

 3.2      By-laws of CITGO Petroleum Corporation as amended on March 13, 2001
          (incorporated by reference to Registrant's 2000 Form 10-K, File No.
          1-14380, Exhibit 3.1(i) filed with the Commission on March 21, 2001).

 4.1      Indenture, dated as of May 1, 1996, between CITGO Petroleum
          Corporation and the First National Bank of Chicago, relating to the 7-7/8% Senior Notes due 2006 of CITGO Petroleum Corporation, including the form of Senior Note (incorporated by reference to the Registrant's
          Registration Statement on Form 10, File No. 333-3226, Exhibit 4.1 filed with the Commission on April 4, 1996).

 4.2**    Indenture, dated February 27, 2003, between CITGO Petroleum
          Corporation, as Issuer, and The Bank of New York, as Trustee, relating to the $550,000,000 11-3/8% Senior Notes due 2011 of CITGO Petroleum
          Corporation.

 10.1     Crude Supply Agreement between CITGO Petroleum Corporation and
          Petroleos de Venezuela, S.A., dated as of September 30, 1986
          (incorporated by reference to PDV America, Inc.'s Registration
          Statement on Form F-1, File No. 33-63742, Exhibit 10.1 filed with the
          Commission on June 2, 1993).

 10.2 Supplemental Crude Supply Agreement dated as of September 30, 1986 between CITGO Petroleum Corporation and Petroleos de Venezuela, S.A
          (incorporated by reference to PDV America, Inc.'s Registration
          Statement on Form F-1, File No. 33-63742, Exhibit 10.2 filed with the
          Commission on June 2, 1993).

 10.3 Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin Refining Company and Petroleos de Venezuela, S.A
          (incorporated by reference to PDV America, Inc.'s Registration
          Statement on Form F-1, File No. 33-63742, Exhibit 10.3 filed with the
          Commission on June 2, 1993).

 10.4     Supplemental Crude Oil and Feedstock Supply Agreement dated as of
          March 31, 1987 between Champlin Refining Company and Petroleos de
          Venezuela, S.A. (incorporated by reference to PDV America, Inc.'s
          Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.4 filed with the Commission on June 2, 1993).

 10.5     Contract for the Purchase/Sale of Boscan Crude Oil dated as of June 2,
          1993 between Tradecal, S.A. and CITGO Asphalt Refining Company
          (incorporated by reference to PDV America, Inc.'s Registration
          Statement on Form F-1, File No. 33-63742, Exhibit 10.1 filed with the
          Commission on June 2, 1993).

 10.6 Restated Contract for the Purchase/Sale of Heavy/Extra Heavy Crude Oil dated December 28, 1990 among Maraven, S.A., Lagoven, S.A. and Seaview
          Oil Company (incorporated by reference to PDV America, Inc.'s
          Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.6 filed with the Commission on June 2, 1993).

 10.7     Sublease Agreement dated as of March 31, 1987 between Champlin
          Petroleum Company, Sublessor, and Champlin Refining Company, Sublessee
          (incorporated by reference to PDV America, Inc.'s Registration
          Statement on Form F-1, File No. 33-63742, Exhibit 10.7 filed with the
          Commission on June 2, 1993).

 10.8     Amended and Restated Limited Liability Company Regulations of
          LYONDELL-CITGO Refining Company, Ltd., dated July 1, 1993
          (incorporated by reference to PDV America, Inc.'s Registration
          Statement on Form F-1, File No. 33-63742, Exhibit 10.9 filed with the
          Commission on June 2, 1993).

 10.9     Contribution Agreement among Lyondell Petrochemical Company and
          LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A
          (incorporated by reference to PDV America, Inc.'s Registration
          Statement on Form F-1, File No. 33-63742, Exhibit 10.10 filed with the
          Commission on June 2, 1993).

 10.10    Crude Oil Supply Agreement between LYONDELL-CITGO Refining Company,
          Ltd. and Lagoven, S.A. dated as of May 5, 1993 (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1,
          File No. 33-63742, Exhibit 10.11 filed with the Commission on June 2,
          1993).

 10.11    Supplemental Supply Agreement dated as of May 5, 1993 between
          LYONDELL-CITGO Refining Company, Ltd. and Petroleos de Venezuela, S.A
          (incorporated by reference to PDV America, Inc.'s Registration
          Statement on Form F-1, File No. 33-63742, Exhibit 10.12 filed with the
          Commission on June 2, 1993).

 10.12    Tax Allocation Agreement dated as of June 24, 1993 among PDV America,
          Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA,
          Inc., as amended (incorporated by reference to PDV America, Inc.'s
          Registration Statement on Form F-1, File No. 33-63742, Exhibit 10.13 filed with the Commission on June 2, 1993).

 10.13    Second Amendment to the Tax Allocation Agreement among PDV America,
          Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA,
          Inc., dated as of January 1, 1997 (incorporated by reference to Registrant's 2001 Form 10-K, File No. 1-14380, Exhibit 10.13(i) filed with the Commission on March 28, 2002).

 10.14    Master Shelf Agreement (1994) by and between Prudential Insurance
          Company of America and CITGO Petroleum Corporation ($100,000,000), dated March 4, 1994 (incorporated by reference to the Registrant's
          Registration Statement on Form 10, File No. 333-3226, Exhibit 10.16 filed with the Commission on April 4, 1996).

 10.15    Letter Agreement by and between the Company and Prudential Insurance
          Company of America, dated March 4, 1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226,
          Exhibit 10.17(i) filed with the Commission on April 4, 1996).

 10.16    Letter Amendment No. 1 to Master Shelf Agreement with Prudential
          Insurance Company of America, dated November 14, 1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File
          No. 333-3226, Exhibit 10.17(ii) filed with the Commission on April 4,
          1996).

 10.17 CITGO Senior Debt Securities (1991) Agreement (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1,
          File No. 33-63742, Exhibit 10.18 filed with the Commission on June 2,
          1993).

 10.18    Selling Agency Agreement dated as of October 28, 1997 among CITGO
          Petroleum Corporation, Salomon Brothers Inc. and Chase Securities Inc.
          (incorporated by reference to Registrant's Report on Form 8-K, Exhibit
          99.1 filed with the Commission on November 18, 1997).

 10.19    Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated
          December 31, 1998 (incorporated by reference to the Registrant's 1998
          Form 10-K, File No. 1-14380, Exhibit 10.24 filed with the Commission on March 17, 1999).

 10.20** $260,000,000 364-Day Credit Agreement dated as of December 11, 2002 among CITGO Petroleum Corporation, Bank of America, N.A., as
          Administrative Agent, JP Morgan Chase Bank, as Syndication Agent,
          Societe Generale, as Documentation Agent and the other lenders party thereto.

 10.21**  First Amendment to 364-Day Credit Agreement entered into January 29,
          2003, but effective as of December 11, 2002, among CITGO Petroleum
          Corporation, Bank of America, N.A., as Administrative Agent and the other lenders party thereto.

 10.22** $260,000,000 Three-Year Credit Agreement dated as of December 11, 2002 among CITGO Petroleum Corporation, Bank of America, N.A., as
          Administrative Agent, JP Morgan Chase Bank, as Syndication Agent,
          Societe Generale, as Documentation Agent and the other lenders party thereto.

 10.23**  First Amendment to Three-Year Credit Agreement entered into January
          29, 2003, but effective as of December 11, 2002, among CITGO Petroleum
          Corporation, Bank of America, N.A., as Administrative Agent and the other lenders party thereto.

 10.24**  $200,000,000 Term Loan Agreement dated as of February 27, 2003 among
          CITGO Petroleum Corporation, Credit Suisse First Boston, Cayman Island
          Branch, as Administrative Agent, and the other lenders party thereto, including Guarantee and Collateral Agreement among CITGO Petroleum
          Corporation; CITGO Pipeline Holding I, LLC; CITGO Pipeline Holding II,
          LLC and Credit Suisse First Boston, Cayman Islands Branch.

 12.1**   Computation of Ratio of Earnings to Fixed Charges.

 23.1*    Consent of Independent Auditors of CITGO Petroleum Corporation.

 23.2*    Consent of Independent Auditors of CITGO Petroleum Corporation.

 23.3*    Consent of Independent Auditors of LYONDELL-CITGO Refining LP.

 24.1*    Power of Attorney.

 31.1*    Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the
          Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Luis E. Marin, President and Chief Executive Officer.

 31.2*    Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the
          Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Eddie R.
          Humphrey, Chief Financial Officer.

 32.1*    Certification Pursuant to Section 1350 of Chapter 63 of Title 18
          United States Code as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Luis E. Marin, President and
          Chief Executive Officer.

 32.2*    Certification Pursuant to Section 1350 of Chapter 63 of Title 18
          United States Code as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Eddie R. Humphrey, Chief
          Financial Officer.


--------

* Filed Herewith



** Previously Filed

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CITGO PETROLEUM CORPORATION

                                                             *
                                           ____________________________________
                                                       Larry Krieg
                                           Controller (Chief Accounting Officer)


Date: September 8, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



          Signatures                              Title                     Date
          ----------                              -----                     ----
By            *                          Chairman of the Board and      September 8, 2003
  __________________________             Director
       Aires Barreto

By            *                          Director                       September 8, 2003
  __________________________
       Nelson Martinez

By            *                          Director                       September 8, 2003
  __________________________
       William Padron

By            *                          Director                       September 8, 2003
  __________________________
       Antonio J. Rivero

By            *                          Director                       September 8, 2003
  __________________________
       Dester Rodriguez

By            *                          Director                       September 8, 2003
  __________________________
       Luis Vierma

By            *                          President, Chief Executive     September 8, 2003
  __________________________             Officer and Director
       Luis E. Marin

By            *                          Senior Vice President and      September 8, 2003
  __________________________             Chief Financial and
       Eddie R. Humphrey                 Administration Officer



*By: /s/ Eddie R. Humphrey
    ------------------------------
    Eddie R. Humphrey
    Pursuant to powers of attorney
    dated August 27, 2003
    and August 30, 2003

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

DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
February 14, 2003

CITGO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                      ----------------------------
                                                                                                          2001
                                                                                                      (As restated
                                                                                          2002       - See Note 17)
                                                                                      ----------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                           $    33,025      $   104,362
  Accounts receivable, net                                                                905,178          913,068
  Due from affiliates                                                                      93,615           64,923
  Inventories                                                                           1,090,915        1,109,346
  Prepaid expenses and other                                                               64,767           95,334
                                                                                      -----------      -----------
            Total current assets                                                        2,187,500        2,287,033

PROPERTY, PLANT AND EQUIPMENT - Net                                                     3,750,166        3,292,469

RESTRICTED CASH                                                                            23,486                -

INVESTMENTS IN AFFILIATES                                                                 716,469          700,701

OTHER ASSETS                                                                              309,291          228,906
                                                                                      -----------      -----------

                                                                                      $ 6,986,912      $ 6,509,109
                                                                                      ===========      ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                        830,769          616,854
  Payables to affiliates                                                                  417,634          265,517
  Taxes other than income                                                                 229,072          219,699
  Other                                                                                   308,198          300,484
  Current portion of long-term debt                                                       190,664          107,864
  Current portion of capital lease obligation                                              22,713           20,358
                                                                                      -----------      -----------
            Total current liabilities                                                   1,999,050        1,530,776

LONG-TERM DEBT                                                                          1,109,861        1,303,692

CAPITAL LEASE OBLIGATION                                                                   24,251           46,964

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                               247,762          218,706

OTHER NONCURRENT LIABILITIES                                                              211,950          217,121

DEFERRED INCOME TAXES                                                                     834,880          767,338

MINORITY INTEREST                                                                               -           23,176

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding               1                1
  Additional capital                                                                    1,659,698        1,659,698
  Retained earnings                                                                       925,114          745,102
  Accumulated other comprehensive loss                                                    (25,655)          (3,465)
                                                                                      -----------      -----------
            Total shareholder's equity                                                  2,559,158        2,401,336
                                                                                      -----------      -----------

                                                                                      $ 6,986,912      $ 6,509,109
                                                                                      ===========      ===========

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

                                                                                       2002              2001              2000
                                                                                                       (AS RESTATED - SEE NOTE 17)
REVENUES:
   Net sales                                                                       $ 19,080,845      $ 19,343,263      $ 21,941,263
   Sales to affiliates                                                                  277,477           257,905           215,965
                                                                                   ------------      ------------      ------------
                                                                                     19,358,322        19,601,168        22,157,228

   Equity in earnings of affiliates                                                     101,326           108,915            58,728
   Insurance recoveries                                                                 406,570            52,868                 -
   Other income (expense), net                                                          (19,735)          (58,103)          (26,011)
                                                                                   ------------      ------------      ------------
                                                                                     19,846,483        19,704,848        22,189,945
                                                                                   ------------      ------------      ------------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including purchases of
      $6,779,798, $6,558,203 and $8,676,970 from affiliates)                         19,211,316        18,734,652        21,370,315
   Selling, general and administrative expenses                                         284,871           292,127           226,601
   Interest expense, excluding capital lease                                             67,394            69,164            85,565
   Capital lease interest charge                                                          7,017             9,128            11,019
   Minority interest                                                                          -             1,971             1,808
                                                                                   ------------      ------------      ------------
                                                                                     19,570,598        19,107,042        21,695,308
                                                                                   ------------      ------------      ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                             275,885           597,806           494,637

INCOME TAXES                                                                             95,873           206,222           182,627
                                                                                   ------------      ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                              180,012           391,584           312,010

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,977                                                      -            13,600                 -
                                                                                   ------------      ------------      ------------

NET INCOME                                                                              180,012           405,184           312,010

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net of related
         income taxes of $(850)                                                               -            (1,450)                -
      Less: reclassification adjustment for derivative losses included in
         net income, net of related income taxes of $182 in 2002 and $265 in 2001           310               469                 -
                                                                                   ------------      ------------      ------------

                                                                                            310              (981)                -

   Foreign currency translation loss, net of related
      income taxes of $(78)                                                                (172)                -                 -

   Minimum pension liability adjustment, net of deferred taxes of $12,835 in
     2002, $69 in 2001 and $(499) in 2000                                               (22,328)             (119)              849
                                                                                   ------------      ------------      ------------

           Total other comprehensive (loss) income                                      (22,190)           (1,100)              849
                                                                                   ------------      ------------      ------------

COMPREHENSIVE INCOME                                                               $    157,822      $    404,084      $    312,859
                                                                                   ============      ============      ============

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS AND SHARES IN THOUSANDS)

                                               COMMON STOCK
                                       ---------------------------      ADDITIONAL       RETAINED
                                         SHARES          AMOUNT          CAPITAL         EARNINGS
BALANCE, JANUARY 1, 2000
    (As restated - See Note 17)                  1     $         1     $ 1,667,305    $    721,020

 Net income                                      -               -               -         312,010

 Other comprehensive income                      -               -               -               -

 Tax allocation agreement
    amendment                                    -               -          (7,607)         10,788

 Dividend paid                                   -               -               -        (225,000)
                                       -----------     -----------     -----------    ------------

BALANCE, DECEMBER 31, 2000
    (As restated - See Note 17)                  1               1       1,659,698         818,818

 Net income                                      -               -               -         405,184

 Other comprehensive loss                        -               -               -               -

 Dividend paid                                   -               -               -        (478,900)
                                       -----------     -----------     -----------    ------------

BALANCE, DECEMBER 31, 2001
    (As restated - See Note 17)                  1               1       1,659,698         745,102

 Net income                                      -               -               -         180,012

 Other comprehensive (loss) income               -               -               -               -
                                       -----------     -----------     -----------    ------------

BALANCE, DECEMBER 31, 2002                       1     $         1     $ 1,659,698    $    925,114
                                       ===========     ===========     ===========    ============

                                                             ACCUMULATED OTHER
                                                        COMPREHENSIVE INCOME (LOSS)
                                       ---------------------------------------------------------------
                                         MINIMUM          FOREIGN           CASH                             TOTAL
                                         PENSION          CURRENCY          FLOW                          SHAREHOLDER'S
                                        LIABILITY       TRANSLATION        HEDGES            TOTAL           EQUITY
BALANCE, JANUARY 1, 2000
    (As restated - See Note 17)        $    (3,214)     $         -      $         -      $    (3,214)     $ 2,385,112

 Net income                                      -                -                -                -          312,010

 Other comprehensive income                    849                -                -              849              849

 Tax allocation agreement
    amendment                                    -                -                -                -            3,181

 Dividend paid                                   -                -                -                -         (225,000)
                                       -----------      -----------      -----------      -----------      -----------

BALANCE, DECEMBER 31, 2000
    (As restated - See Note 17)             (2,365)               -                -           (2,365)       2,476,152

 Net income                                      -                -                -                -          405,184

 Other comprehensive loss                     (119)               -             (981)          (1,100)          (1,100)

 Dividend paid                                   -                -                -                -         (478,900)
                                       -----------      -----------      -----------      -----------      -----------

BALANCE, DECEMBER 31, 2001
    (As restated - See Note 17)             (2,484)               -             (981)          (3,465)       2,401,336

 Net income                                      -                -                -                -          180,012

 Other comprehensive (loss) income         (22,328)            (172)             310          (22,190)         (22,190)
                                       -----------      -----------      -----------      -----------      -----------

BALANCE, DECEMBER 31, 2002             $   (24,812)     $      (172)     $      (671)     $   (25,655)     $ 2,559,158
                                       ===========      ===========      ===========      ===========      ===========

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

                                                                      2002          2001            2000
                                                                                (AS RESTATED - SEE NOTE 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 180,012      $ 405,184      $ 312,010
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                  298,686        288,882        290,450
      Provision for losses on accounts receivable                     17,458          6,239          1,651
      Loss on sale of investments                                          -              -              1
      Deferred income taxes                                           37,642        115,025         52,945
      Distributions in excess of equity in earnings of affiliates     22,313         44,521         68,196
      Other adjustments                                                3,992         24,680         26,260
      Changes in operating assets and liabilities:
         Accounts receivable and due from affiliates                 (40,009)       427,771       (348,229)
         Inventories                                                  18,431         42,960        (58,142)
         Prepaid expenses and other current assets                    62,465        (84,280)           550
         Accounts payable and other current liabilities              315,266       (625,313)       512,753
         Other assets                                               (128,466)       (90,984)       (52,550)
         Other liabilities                                            30,483         29,802         (2,609)
                                                                   ---------      ---------      ---------
           Total adjustments                                         638,261        179,303        491,276
                                                                   ---------      ---------      ---------
           Net cash provided by operating activities                 818,273        584,487        803,286
                                                                   ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (711,834)      (253,465)      (122,049)
   Proceeds from sales of property, plant and equipment                  919          3,866          4,491
   (Increase) decrease in restricted cash                            (23,486)             -          3,015
   Investments in LYONDELL-CITGO Refining LP                         (32,000)       (31,800)       (17,600)
   Loans to LYONDELL-CITGO Refining LP                                     -              -         (7,024)
   Investments in and advances to other affiliates                   (22,484)       (11,435)       (14,500)
                                                                   ---------      ---------      ---------
           Net cash used in investing activities                    (788,885)      (292,834)      (153,667)
                                                                   ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments of) proceeds from short-term bank loans                 -        (37,500)        21,500
   Net (repayments of) proceeds from revolving bank loans           (112,200)       391,500       (462,000)
   Proceeds from loans from affiliates                                39,000              -              -
   Payments on private placement senior notes                        (11,364)       (39,935)       (39,935)
   Payments of master shelf agreement notes                          (25,000)             -              -
   Payments on taxable bonds                                         (31,000)       (28,000)             -
   Proceeds from issuance of tax-exempt bonds                         68,502         28,000              -
   Payments of capital lease obligations                             (20,358)       (26,649)        (7,954)
   Repayments of other debt                                           (8,305)       (14,845)       (14,179)
   Dividends paid                                                          -       (478,900)      (225,000)
                                                                   ---------      ---------      ---------
           Net cash used in financing activities                    (100,725)      (206,329)      (727,568)
                                                                   ---------      ---------      ---------

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

                                                                 2002               2001          2000
                                                                              (AS RESTATED - SEE NOTE 17)
(DECREASE) INCREASE  IN CASH AND CASH
   EQUIVALENTS                                                $  (71,337)        $ 85,324       $(77,949)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   104,362           19,038         96,987
                                                              ----------         --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   33,025         $104,362       $ 19,038
                                                              ==========         ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for:
      Interest, net of amounts capitalized                    $   72,970         $ 83,972       $ 92,080
                                                              ==========         ========       ========

      Income taxes, net of refunds of $50,733 in 2002         $  (45,745)        $296,979       $ 60,501
                                                              ==========         ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
   ACTIVITIES:
   Tax allocation agreement amendment                         $        -         $      -       $  3,181
                                                              ==========         ========       ========

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


         REVENUE RECOGNITION - Revenue is generated from the sale of refined petroleum products to bulk purchasers, wholesale purchasers and final consumers. CITGO's transportation fuel customers include primarily CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets. CITGO is also engaged in an effort to sell lubricants, gasoline and distillates in various Latin American markets.



         Revenue recognition occurs at the point that title to the refined petroleum product is transferred to the customer. That transfer is determined from the delivery terms of the customer's contract. In the case of bulk purchasers, delivery and title transfer may occur while the refined petroleum products are in transit, if agreed by the purchaser; or may occur when the hydrocarbons are transferred into a storage facility at the direction of the purchaser. In the case of wholesale purchasers, delivery and title transfer generally occurs when the refined petroleum products are transferred from a storage facility to the transport truck. Direct sales to the final consumer make up an immaterial portion of revenue recognized by CITGO.


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

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differs from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                              DECEMBER 31,
                                                  ------------------------------------
                                                     2002         2001         2000
                                                             (000's OMITTED)
Carrying value of investment                      $  518,279   $  507,940   $  518,333
Notes receivable                                      35,278       35,278       35,278
Participation interest                                    41%          41%          41%
Equity in net income                              $   77,902   $   73,983   $   41,478
Cash distributions received                           88,663      116,177      100,972

Summary of LYONDELL-CITGO's financial position:
   Current assets                                 $  357,000   $  227,000   $  310,000
   Noncurrent assets                               1,400,000    1,434,000    1,386,000
   Current liabilities:
     Debt                                                  -       50,000      470,000
     Distributions payable to partners               181,000       29,000       16,000
     Other                                           333,000      298,000      381,000
   Noncurrent liabilities (including debt of
     $450,000 at December 31, 2002 and 2001
     and $-0- at December 31, 2000)                  840,000      776,000      321,000
   Partners' capital                                 403,000      508,000      508,000

Summary of operating results:
   Revenue                                        $3,392,000   $3,284,000   $4,075,000
   Gross profit                                      299,000      317,000      250,000
   Net income                                        213,000      203,000      128,000

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



         The price CITGO pays for crude oil purchased under these crude oil supply agreements is not directly related to the market price of any other crude oil. However, the intention of the pricing mechanism in the crude supply agreements was to reflect market pricing over long periods of time, but there may be periods in which the price paid for crude oil purchased under those agreements may be higher or lower than the price that might have been paid in the spot market. Internal estimates indicate that the pricing mechanism is working as intended to reflect market prices over long periods of time.


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

6.       ACCOUNTS RECEIVABLE

                                          2002         2001
                                          (000's OMITTED)
Trade                                  $ 766,824    $ 718,319
Credit card                              116,246      121,334
Other                                     39,313       87,195
                                       ---------    ---------
                                         922,383      926,848
Allowance for uncollectible accounts     (17,205)     (13,780)
                                       ---------    ---------

                                       $ 905,178    $ 913,068
                                       =========    =========

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


         The Company has a limited purpose consolidated subsidiary, CITGO Funding Corporation, which established a non-recourse agreement to sell an undivided interest in specified trade accounts receivables ("pool") to independent third parties. Under the terms of the agreement, new receivables are added to the pool as collections (administered by CITGO) reduce previously sold receivables. CITGO pays specified fees related to its sale of receivables under the program. The amount sold at any one time under the trade accounts receivable sales agreement was limited to a maximum of $225 million (increased from $125 million through an amendment in April 2000).



         As of December 31, 2002 and 2001, $765 million and $640 million, respectively, of CITGO's accounts receivable comprised the designated pool of trade receivables included in this program. These receivables had weighted average lives of 5.0 and 4.5 days and included no delinquent accounts under 61 days overdue at December 31, 2002 and 2001. Of the receivables in the designated pool, $125 million was sold to the third party and the remaining amount was retained by CITGO Funding as of December 31, 2002 and 2001. This retained interest, which is included in receivables, net in the consolidated balance sheets, is recorded at fair value. Due to (i) a short average collection cycle for such trade receivables, (ii) CITGO's positive collection history, and
         (iii) the characteristics of such trade accounts receivables, the fair value of CITGO's retained interest approximates the total amount of trade accounts receivable reduced by the amount of trade accounts receivable sold to the third-party under the facility. CITGO recorded no gains or losses associated with the sales in the years ended December 31, 2002 and 2001.



         CITGO is responsible for servicing the transferred receivables. It does not receive any fees for this servicing activity, and it does not believe that it incurs incremental costs associated with the activity. As a result, it has not recorded any servicing assets or liabilities related to this servicing activity.



         The fees incurred by CITGO related to this facility, which were included in other income (expense), net in the consolidated statements of income, were $3.3 million, $7.6 million and $16 million for the years ended December 31, 2002, 2001 and 2000, respectively. The third party's interests in CITGO trade accounts receivables were never in excess of the sales facility limits at any time under this program. No accounts receivable included in this program were written off as uncollectible during 2002, 2001 or 2000.

         In January 2003, CITGO's debt rating was lowered based upon, among other things, concerns regarding the supply disruption of crude oil from Venezuela. This downgrade caused a termination event under the trade accounts receivable sales agreement, which ultimately led to the cancellation of the facility and the voluntary repurchase of $125 million in accounts receivable on January 31, 2003.


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


7.       INVENTORIES

                             2002        2001
                              (000's OMITTED)
Refined product          $  781,495   $  836,683
Crude oil                   221,422      193,319
Materials and supplies       87,998       79,344
                         ----------   ----------

                         $1,090,915   $1,109,346
                         ==========   ==========

         At December 31, 2002 and 2001, estimated net market values exceeded historical cost by approximately $572 million and $174 million, respectively.

         The reduction of hydrocarbon LIFO inventory quantities resulted in a liquidation of prior years' LIFO layers and decreased cost of goods sold by $29 million in 2002.

8.       PROPERTY, PLANT AND EQUIPMENT

                                                2002           2001
                                                  (000's OMITTED)
Land                                        $   138,156    $   137,927
Buildings and leaseholds                        431,899        470,465
Machinery and equipment                       4,532,889      3,951,191
Vehicles                                         24,597         23,866
Construction in process                         384,869        219,938
                                            -----------    -----------
                                              5,512,410      4,803,387
Accumulated depreciation and amortization    (1,762,244)    (1,510,918)
                                            -----------    -----------

                                            $ 3,750,166    $ 3,292,469
                                            ===========    ===========

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

         Information on the Company's investments, including LYONDELL-CITGO, follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                               (000's OMITTED)
Company's investments in affiliates
   (excluding NISCO)                                   $716,469   $700,701   $712,560
Company's equity in net income of affiliates            101,326    108,915     58,728
Dividends and distributions received from affiliates    123,639    153,435    126,600

         Selected financial information provided by the affiliates is summarized as follows:

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        2002         2001         2000
                                                                 (000's OMITTED)
Summary of financial position:
   Current assets                                    $  740,019   $  566,204   $  638,297
   Noncurrent assets                                  3,396,209    3,288,950    3,005,582
   Current liabilities (including debt of $52,417,
      $685,089 and $729,806 at December 31,
      2002, 2001, and 2000, respectively)               846,623    1,240,391    1,336,989
   Noncurrent liabilities (including debt of
      $2,185,502, $1,460,196 and $1,274,069
      at December 31, 2002, 2001, and 2000,
      respectively)                                   2,863,505    2,082,573    1,874,465

Summary of operating results:
   Revenues                                          $4,906,397   $4,603,136   $5,221,382
   Gross profit                                         879,907      781,630      700,317
   Net income                                           449,779      397,501      325,489

                                      F-20

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

         As of January 13, 2003, following a debt rating downgrade, this uncommitted, unsecured, short-term borrowing capacity is no longer available.

11.      LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                    2002           2001
                                                                      (000's OMITTED)
Revolving bank loans                                           $   279,300    $   391,500

Senior Notes $200 million face amount, due 2006 with
   interest rate of 7.875%                                         199,898        199,867

Private Placement Senior Notes, due 2003 to 2006 with an
   interest rate of 9.30%                                           45,455         56,819

Master Shelf Agreement Senior Notes, due 2003 to
   2009 with interest rates from 7.17% to 8.94%                    235,000        260,000

Tax-Exempt Bonds, due 2004 to 2032 with variable
   and fixed interest rates                                        425,872        357,370

Taxable Bonds, due 2026 to 2028 with variable interest rates       115,000        146,000
                                                               -----------    -----------

                                                                 1,300,525      1,411,556
Current portion of long-term debt                                 (190,664)      (107,864)
                                                               -----------    -----------

                                                               $ 1,109,861    $ 1,303,692
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

         SHELF REGISTRATION - SENIOR NOTES - In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities that may be offered and sold from time to time. In May 1996, the registration became effective and CITGO sold a tranche of debt securities with an aggregate offering price of $200 million. On

         October 28, 1997, the Company entered into a Selling Agency Agreement with Salomon Brothers Inc. and Chase Securities Inc. providing for the sale of up to an additional $235 million in aggregate principal amount of notes in tranches from time to time by the Company under the shelf registration. No amounts were sold under this agreement as of December 31, 2002. Due to downgradings of CITGO's credit ratings announced during the first part of 2003, the shelf registration statement is not presently available. (See Note 2.)


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

         INTEREST RATE SWAP AGREEMENTS - The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                               NOTIONAL PRINCIPAL AMOUNT
                                                               -------------------------
                             EXPIRATION       FIXED RATE           2002        2001
VARIABLE RATE INDEX             DATE             PAID              (000's OMITTED)
J.J. Kenny                 February 2005        5.30%            $12,000     $12,000
J.J. Kenny                 February 2006        5.27%             15,000      15,000
J.J. Kenny                 February 2007        5.49%             15,000      15,000
                                                                 -------     -------

                                                                 $42,000     $42,000
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

         The following sets forth the changes in benefit obligations and plan assets for the CITGO pension and postretirement plans for the years ended December 31, 2002 and 2001, and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:

                                                         PENSION BENEFITS           OTHER BENEFITS
                                                    -------------------------    ----------------------
                                                         2002         2001         2002         2001
                                                           (000s OMITTED)            (000s OMITTED)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                $ 336,917    $ 288,188    $ 260,696    $ 206,276
Service cost                                              17,171       15,680        7,191        5,754
Interest cost                                             24,007       21,798       18,603       15,708
Plan vesting changes                                          30            -            -            -
Actuarial loss                                            27,371       23,130       55,654       40,556
Benefits paid                                            (11,670)     (11,879)      (7,993)      (7,598)
                                                       ---------    ---------    ---------    ---------

Benefit obligation at end of year                        393,826      336,917      334,151      260,696
                                                       ---------    ---------    ---------    ---------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year           263,953      272,889        1,115        1,053
Actual return on plan assets                             (20,666)     (10,185)          67           62
Employer contribution                                      9,182       13,128        7,993        7,598
Benefits paid                                            (11,670)     (11,879)      (7,993)      (7,598)
                                                       ---------    ---------    ---------    ---------

Fair value of plan assets at end of year                 240,799      263,953        1,182        1,115
                                                       ---------    ---------    ---------    ---------

Funded status                                           (153,027)     (72,965)    (332,969)    (259,581)
Unrecognized net actuarial loss (gain)                    69,184       (1,991)      75,206       30,840
Unrecognized prior service cost                            1,972        2,293            -            -
Net gain at date of adoption                                (207)        (475)           -            -
                                                       ---------    ---------    ---------    ---------

Net amount recognized                                  $ (82,078)   $ (73,138)   $(257,763)   $(228,741)
                                                       =========    =========    =========    =========

Amounts recognized in the Company's
   consolidated balance sheets consist of:
   Accrued benefit liability                           $ (91,093)   $ (80,238)   $(257,763)   $(228,741)
   Intangible asset                                        2,308        3,035            -            -
   Accumulated other comprehensive income                  6,707        4,065            -            -
                                                       ---------    ---------    ---------    ---------

Net amount recognized                                  $ (82,078)   $ (73,138)   $(257,763)   $(228,741)
                                                       =========    =========    =========    =========

                                                     PENSION BENEFITS             OTHER BENEFITS
                                                     -----------------          ------------------
                                                      2002        2001          2002         2001
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31:
   Discount rate                                      6.75%       7.25%         6.75%       7.25%
   Expected return on plan assets                     8.50%       9.00%         6.00%       6.00%
   Rate of compensation increase                      5.00%       5.00%            -           -

         For measurement purposes, a 10 percent pre-65 and an 11 percent post-65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. These rates are assumed to decrease 1 percent per year to an ultimate level of 5 percent by 2008 for pre-65 and 2009 for post-65 participants, and to remain at that level thereafter.


                                                  PENSION BENEFITS                      OTHER BENEFITS
                                           --------------------------------    --------------------------------
                                             2002        2001        2000        2002        2001        2000
                                                    (000s OMITTED)                      (000s OMITTED)
Components of net periodic benefit cost:

   Service cost                            $ 17,171    $ 15,680    $ 15,533    $  7,191    $  5,754    $  5,769
   Interest cost                             24,007      21,798      19,680      18,603      15,708      14,392
   Expected return on plan assets           (23,668)    (24,165)    (24,397)        (67)        (63)        (59)
   Amortization of prior service
     cost                                       350         351         143           -           -           -
   Amortization of net gain at
     date of adoption                          (268)       (268)       (268)          -           -           -
   Recognized net actuarial gain                530      (3,021)     (4,824)     11,288           -     (17,254)
                                           --------    --------    --------    --------    --------    --------

Net periodic benefit cost                  $ 18,122    $ 10,375    $  5,867    $ 37,015    $ 21,399    $  2,848
                                           ========    ========    ========    ========    ========    ========

One-time adjustment                        $      -    $      -    $  2,875    $      -    $      -    $      -
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

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                    1-PERCENTAGE-        1-PERCENTAGE-
                                                                   POINT INCREASE       POINT DECREASE
                                                                   --------------       --------------
                                                                             (000's OMITTED)
Increase (decrease) in total of service and interest cost
  components                                                           $ 4,623            $ (3,679)

Increase (decrease) in postretirement benefit obligation                52,653             (42,496)

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

         The following sets forth the changes in benefit obligations and plan assets for the PDVMR pension plans for the years ended December 31, 2002 and 2001, and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:

                                                      2002        2001
                                                    --------------------
                                                       (000s OMITTED)
Change in benefit obligation:
   Benefit obligation at beginning of year          $ 53,590    $ 51,446
   Interest cost                                       3,873       3,934
   Actuarial loss (gain)                               1,079          (2)
   Benefits paid                                      (2,713)     (1,788)
                                                    --------    --------

Benefit obligation at end of year                     55,829      53,590
                                                    --------    --------

Change in plan assets:
   Fair value of plan assets at beginning of year     60,288      66,737
   Actual return on plan assets                       (7,886)     (4,661)
   Employer contribution                                 106           -
   Benefits paid                                      (2,713)     (1,788)
                                                    --------    --------

   Fair value of plan assets at end of year           49,795      60,288
                                                    --------    --------

   Funded status                                      (6,033)      6,698
   Unrecognized net actuarial loss                    21,676       6,091
                                                    --------    --------

   Net amount recognized                            $ 15,643    $ 12,789
                                                    ========    ========

Amounts recognized in the Company's
   consolidated balance sheets consist of:
   Prepaid Pension Cost                                    -      13,179
   Accrued benefit liability                          (6,033)       (487)
   Accumulated other comprehensive income             21,676          97
                                                    --------    --------

Net amount recognized                               $ 15,643    $ 12,789
                                                    ========    ========

                                                      2002        2001
                                                    --------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
   Discount rate                                      6.75%       7.25%
   Expected return on plan assets                     8.50%       9.50%

                                               2002      2001       2000
                                             -----------------------------
COMPONENTS OF NET PERIODIC BENEFIT CREDIT:
    Interest cost                            $ 3,873    $ 3,934    $ 3,823
    Expected return on plan assets            (6,625)    (6,421)    (6,123)
    Recognized net actuarial loss (gain)           4          3        (55)
                                             -------    -------    -------
Net periodic benefit credit                  $(2,748)   $(2,484)   $(2,355)
                                             =======    =======    =======

         The projected benefit obligation of the nonqualified plan (which equals the accumulated benefit obligation for this plan) was $380,000 as of December 31, 2002 and $487,000 as of December 31, 2001. The plan is unfunded.

13.      INCOME TAXES

         The provisions for income taxes are comprised of the following:



               2002      2001        2000
                    (000's OMITTED)
Current:
   Federal   $ 47,087   $ 84,960   $125,068
   State          751      5,686      4,614
   Foreign        222          -          -
             --------   --------   --------
               48,060     90,646    129,682
Deferred       47,813    115,576     52,945
             --------   --------   --------

             $ 95,873   $206,222   $182,627
             ========   ========   ========

         The federal statutory tax rate differs from the effective tax rate due to the following:

                                                  2002            2001           2000
Federal statutory tax rate                       35.0%           35.0%           35.0%
State taxes, net of federal benefit               2.4%            0.9%            1.6%
Dividend exclusions                              (3.0)%          (1.2)%          (1.3)%
Other                                             0.4%           (0.2)%           1.6%
                                                 ----            ----            ----

Effective tax rate                               34.8%           34.5%           36.9%
                                                 ====            ====            ====

         Deferred income taxes reflect the net tax effects of (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2002 and 2001 are as follows:

                                                                   2002              2001
                                                                       (000's OMITTED)
Deferred tax liabilities:
  Property, plant and equipment                               $     754,990     $      710,131
  Inventories                                                        81,912             93,459
  Investments in affiliates                                         173,603            173,724
  Other                                                              95,886             58,170
                                                              -------------     --------------
                                                                  1,106,391          1,035,484
                                                              -------------     --------------

Deferred tax assets:
  Postretirement benefit obligations                                 99,234             88,049
  Employee benefit accruals                                          58,002             57,243
  Alternative minimum tax credit carryforwards                       64,687             59,929
  Net operating loss carryforwards                                   25,997              1,602
  Marketing and promotional accruals                                  4,815              4,989
  Other                                                              48,275             51,970
                                                              -------------     --------------
                                                                    301,010            263,782
                                                              -------------     --------------

Netdeferred tax liability (of which $29,499 is included
  in current assets at December 31, 2002 and $4,365 is
  included in current liabilities at December 31, 2001.)      $     805,381     $      771,702
                                                              =============     ==============

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

         GUARANTEES - As of December 31, 2002, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an affiliate, bank debt of an equity investment, bank debt of customers and customer debt related to the acquisition of marketing equipment as shown in the following table:

                                              (000s OMITTED)
Letters of credit                                $ 50,740

Bank debt
     Affiliate                                     10,000
     Equity investment                              5,500
     Customers                                      4,471

Financing debt of customers
     Equipment acquisition                          2,766
                                                 --------
     Total                                       $ 73,477
                                                 ========

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

         The Company also has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment, vessels and vehicles. Rent expense on all operating leases totaled $102 million in 2002, $77 million in 2001, and $63 million in 2000. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:

                                                                        CAPITAL        OPERATING
                                                                         LEASE          LEASES          TOTAL
YEAR                                                                               (000's OMITTED)
2003                                                                   $ 27,375        $105,580        $132,955
2004                                                                      5,000          64,296          69,296
2005                                                                      5,000          37,171          42,171
2006                                                                      5,000          21,038          26,038
2007                                                                      5,000          14,393          19,393
Thereafter                                                               16,000          12,659          28,659
                                                                       --------        --------        --------

Total minimum lease payments                                             63,375        $255,137        $318,512
                                                                                       ========        ========
Amount representing interest                                             16,411
                                                                       --------
Present value of minimum lease payments                                  46,964
Current portion                                                         (22,713)
                                                                       --------

                                                                       $ 24,251
                                                                       ========

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

         The carrying amounts of cash equivalents approximate fair values. The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:

                                                             2002                             2001
                                                 ---------------------------       ---------------------------
                                                  CARRYING           FAIR            CARRYING         FAIR
                                                   AMOUNT           VALUE             AMOUNT         VALUE
                                                       (000's OMITTED)                   (000's OMITTED)
LIABILITIES:
   Long-term debt                                $ 1,300,524     $ 1,285,795       $ 1,411,556     $ 1,423,388

DERIVATIVE AND OFF-BALANCE
   SHEET FINANCIAL INSTRUMENTS -
   UNREALIZED LOSSES:
   Interest rate swap agreements                      (3,450)         (3,450)           (2,816)         (2,816)
   Guarantees of debt                                      -          (2,012)                -          (1,470)
   Letters of credit                                       -          (6,548)                -          (5,903)
   Surety bonds                                            -            (303)                -            (292)

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

         The following presents the separate results of operations for CITGO and VPHI for the years ended December 31, 2001 and 2000:

                                                                     YEAR ENDED DECEMBER 31,
                                                                    -------------------------
                                                                      2001             2000
                                                                         (000's OMITTED)
CITGO net income as previously reported                             $317,024         $231,984
Effect of VPHI                                                        88,160           80,026
                                                                    -------------------------
Net income restated                                                 $405,184         $312,010
                                                                    =========================

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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Houston, Texas
February 14, 2003

                           LYONDELL-CITGO REFINING LP

                              STATEMENTS OF INCOME

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
MILLIONS OF DOLLARS                                                2002                2001               2000
-------------------                                               -------             -------            -------
SALES AND OTHER OPERATING REVENUES                                $ 3,392             $ 3,284            $ 4,075

OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Crude oil and feedstock                                   2,546               2,379              3,246
          Operating and other expenses                                547                 588                580
     Selling, general and administrative expenses                      53                  61                 60
                                                                  -------             -------            -------
                                                                    3,146               3,028              3,886
                                                                  -------             -------            -------
     Operating income                                                 246                 256                189

Interest expense                                                      (32)                (52)               (63)
Interest income                                                        --                   1                  2
                                                                  -------             -------            -------

Income before extraordinary items                                     214                 205                128

Extraordinary loss on extinguishment of debt                           (1)                 (2)                --
                                                                  -------             -------            -------
NET INCOME                                                        $   213             $   203            $   128
                                                                  =======             =======            =======

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                                 BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                   ------------------------------
MILLIONS OF DOLLARS                                                   2002               2001
-------------------                                                -----------        -----------
ASSETS
Current assets:

     Cash and cash equivalents                                     $       101        $         3
     Accounts receivable:
        Trade, net                                                          47                 31
        Related parties and affiliates                                     106                 62
     Inventories                                                            93                130
     Prepaid expenses and other current assets                              10                  4
                                                                   -----------        -----------
        Total current assets                                               357                230
                                                                   -----------        -----------

Property, plant and equipment                                            2,392              2,322
Construction projects in progress                                          159                177
Accumulated depreciation and amortization                               (1,239)            (1,156)
                                                                   -----------        -----------
                                                                         1,312              1,343
Deferred charges and other assets                                           88                 97
                                                                   -----------        -----------

       Total assets                                                $     1,757        $     1,670
                                                                   ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:

     Accounts payable:
           Trade                                                   $        69        $       117
           Related parties and affiliates                                  212                 98
     Distribution payable to Lyondell Partners                             106                 17
     Distribution payable to CITGO Partners                                 75                 12
     Loan payable to bank                                                   --                 50
     Taxes, payroll and other liabilities                                   52                 91
                                                                   -----------        -----------
        Total current liabilities                                          514                385
                                                                   -----------        -----------

Long-term debt                                                             450                450
Loan payable to Lyondell Partners                                          229                229
Loan payable to CITGO Partners                                              35                 35
Pension, postretirement benefit and other liabilities                      126                 79
                                                                   -----------        -----------
       Total long-term liabilities                                         840                793
                                                                   -----------        -----------

Commitments and contingencies

Partners' capital:
     Partners' accounts                                                    432                507
     Accumulated other comprehensive loss                                  (29)               (15)
                                                                   -----------        -----------
        Total partners' capital                                            403                492
                                                                   -----------        -----------
           Total liabilities and partners' capital                 $     1,757        $     1,670
                                                                   ===========        ===========

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                            STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
MILLIONS OF DOLLARS                                                       2002                2001               2000
-------------------                                                     -------             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $   213             $   203            $   128
     Adjustments to reconcile net income to
          cash provided by operating activities:
          Depreciation and amortization                                     116                 108                112
          Net loss (gain) on disposition of assets                            1                  (3)                 1
          Extraordinary items                                                 1                   2                 --
     Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                               (59)                113                (62)
          Inventories                                                        37                 (40)               (43)
          Accounts payable                                                   70                 (88)                97
          Prepaid expenses and other current assets                          (5)                  7                 10
          Other assets and liabilities                                      (13)                (22)               (21)
                                                                        -------             -------            -------
               Cash provided by operating activities                        361                 280                222
                                                                        -------             -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                         (65)               (109)               (60)
     Proceeds from sale of property, plant and equipment                      2                   8                 --
     Proceeds from sales tax refund related to capital expenditures          --                   5                 --
     Other                                                                   (3)                 --                 (1)
                                                                        -------             -------            -------
               Cash used in investing activities                            (66)                (96)               (61)
                                                                        -------             -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) bank loan                                 (50)                 30                 20
     Contributions from Lyondell Partners                                    46                  45                 25
     Contributions from CITGO Partners                                       32                  32                 18
     Distributions to Lyondell Partners                                    (126)               (165)              (144)
     Distributions to CITGO Partners                                        (89)               (116)              (101)
     Payment of debt issuance costs                                         (10)                 (8)                --
     Repayment of current maturities of long-term debt                       --                  --               (450)
     Proceeds from PDVSA loan                                                --                  --                439
     Proceeds from Lyondell Partners' loans                                  --                  --                  4
     Proceeds from CITGO Partners' loans                                     --                  --                 13
                                                                        -------             -------            -------
               Cash used in financing activities                           (197)               (182)              (176)
                                                                        -------             -------            -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             98                   2                (15)
Cash and cash equivalents at beginning of period                              3                   1                 16
                                                                        -------             -------            -------
Cash and cash equivalents at end of period                              $   101             $     3            $     1
                                                                        =======             =======            =======

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                         STATEMENTS OF PARTNERS' CAPITAL

                                                     PARTNERS' ACCOUNTS                      ACCUMULATED
                                       ------------------------------------------------        OTHER
                                        LYONDELL            CITGO                           COMPREHENSIVE     COMPREHENSIVE
MILLIONS OF DOLLARS                     PARTNERS           PARTNERS            TOTAL        INCOME (LOSS)     INCOME (LOSS)
-------------------                    ----------        -----------        -----------     -------------     -------------
BALANCE AT JANUARY 1, 2000             $       20        $       536        $       556      $        --       $        --

Net income                                     86                 42                128               --               128
Cash contributions                             25                 18                 43               --                --
Distributions to Partners                    (128)               (91)              (219)              --                --
                                       ----------        -----------        -----------      -----------       -----------
Comprehensive income                                                                                           $       128
                                                                                                               ===========

BALANCE AT DECEMBER 31, 2000                    3                505                508               --       $        --

Net income                                    129                 74                203               --               203
Cash contributions                             45                 32                 77               --                --
Distributions to Partners                    (165)              (116)              (281)              --                --
Other comprehensive income:
   Minimum pension liability                                                                         (15)              (15)
                                       ----------        -----------        -----------      -----------       -----------
Comprehensive income                                                                                           $       188
                                                                                                               ===========

BALANCE AT DECEMBER 31, 2001                   12                495                507              (15)      $        --

Net income                                    135                 78                213               --               213
Cash contributions                             46                 32                 78               --                --
Distributions to Partners                    (215)              (151)              (366)              --                --
Other comprehensive income:
   Minimum pension liability                                                                         (14)              (14)
                                       ----------        -----------        -----------      -----------       -----------
Comprehensive income                                                                                              $    199
                                                                                                               ===========

BALANCE AT DECEMBER 31, 2002           $      (22)       $       454        $       432      $       (29)
                                       ==========        ===========        ===========      ===========

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

LCR is party to agreements with the following related parties:

-        CITGO

-        CITGO Partners

-        Equistar Chemicals, LP ("Equistar") - Lyondell holds a 70.5% interest

-        Lyondell

-        Lyondell Partners

-        Petroleos de Venezuela, S.A. ("PDVSA")

-        PDV Holding, Inc.

-        PDVSA Petroleo, S.A. ("PDVSA Oil")

-        PDVSA Services

-        Petrozuata Financial, Inc.

-        TCP Petcoke Corporation

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

                           LYONDELL-CITGO REFINING LP

Related party transactions are summarized as follows:

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
MILLIONS OF DOLLARS                                                2002               2001                2000
-------------------                                               ------             ------              ------
LCR billed related parties for the following:
  Sales of products:
    CITGO                                                         $2,488             $2,309              $2,879
    Equistar                                                         217                203                 264
    Lyondell                                                           1                 --                  --
    PDVSA Services                                                    --                 --                  14
    TCP Petcoke Corporation                                           17                 40                  32
  Services and cost sharing arrangements:
    Equistar                                                           1                  2                 - -
    Lyondell                                                           1                  3                   2

Related parties billed LCR for the following:
  Purchase of products:
    CITGO                                                             78                 80                  52
    Equistar                                                         324                359                 425
    Lyondell                                                           1                 --                  --
    PDVSA                                                          1,259              1,474               1,796
    Petrozuata                                                        22                 --                  --
  Transportation charges:
    CITGO                                                              1                  1                   1
    Equistar                                                           3                  3                  --
    PDVSA                                                              3                  3                   1
  Services and cost sharing arrangements:
    CITGO                                                              8                  3                   2
    Equistar                                                          17                 19                  15
    Lyondell                                                           3                  3                   4

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

6.       INVENTORIES

Inventories consisted of the following components at December 31:

MILLIONS OF DOLLARS                     2002              2001
-------------------                     ----              ----
Finished goods                          $ 29              $ 42
Raw materials                             51                75
Materials and supplies                    13                13
                                        ----              ----
            Total inventories           $ 93              $130
                                        ====              ====

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

8.       LEASE COMMITMENTS

LCR leases crude oil storage facilities, computers, office equipment and other items under noncancelable operating lease arrangements for varying periods. As of December 31, 2002, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

MILLIONS OF DOLLARS
-------------------
2003                                                                 $   29
2004                                                                     12
2005                                                                     12
2006                                                                      9
2007                                                                      8
       Thereafter                                                        13
                                                                     ------
Total minimum lease payments                                         $   83
                                                                     ======

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

                           LYONDELL-CITGO REFINING LP

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

                                                                                     OTHER POSTRETIREMENT
                                                       PENSION BENEFITS                    BENEFITS
                                                   -----------------------        --------------------------
MILLIONS OF DOLLARS                                  2002           2001             2002             2001
-------------------                                --------       --------        ---------        ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, January 1                      $     97       $     70        $      31        $      32
Service cost                                              6              5                1                1
Interest cost                                             8              6                2                2
Plan amendments                                           1             --               --               --
Actuarial loss (gain)                                    15             21                3               (2)
Benefits paid                                            (3)            (5)              (2)              (2)
                                                   --------       --------        ---------        ---------
Benefit obligation, December 31                         124             97               35               31
                                                   --------       --------        ---------        ---------

CHANGE IN PLAN ASSETS:
Fair value of plan assets, January 1                     39             42               --               --
Actual return on plan assets                             (5)            (3)              --               --
Partnership contributions                                18              5                2                2
Benefits paid                                            (3)            (5)              (2)              (2)
                                                   --------       --------        ---------        ---------
Fair value of plan assets, December 31                   49             39               --               --
                                                   --------       --------        ---------        ---------

Funded status                                           (75)           (58)             (35)             (31)
Unrecognized actuarial and investment loss               59             38               14                8
Unrecognized prior service cost (benefit)                 3              2              (19)             (22)
                                                   --------       --------        ---------        ---------
Net amount recognized                              $    (13)      $    (18)       $     (40)       $     (45)
                                                   ========       ========        =========        =========

AMOUNTS RECOGNIZED IN BALANCE SHEETS:
Accrued benefit liability                          $    (13)      $    (18)       $     (40)       $     (45)
Additional minimum liability                            (32)           (17)              --               --
Intangible asset                                          3              2               --               --
Accumulated other comprehensive income                   29             15               --               --
                                                   --------       --------        ---------        ---------
Net amount recognized                              $    (13)      $    (18)       $     (40)       $     (45)
                                                   ========       ========        =========        =========

Pension plans with projected and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

MILLIONS OF DOLLARS                                  2002             2001
-------------------                                  ----             ----
Projected benefit obligations                        $123             $ 97
Accumulated benefit obligations                        93               74
Fair value of assets                                   49               39

                           LYONDELL-CITGO REFINING LP

Net periodic pension and other postretirement benefit costs included the following components:

                                                                                        OTHER POSTRETIREMENT
                                                   PENSION BENEFITS                           BENEFITS
                                          ---------------------------------       ---------------------------------
MILLIONS OF DOLLARS                        2002         2001          2000         2002         2001          2000
-------------------                       ------       ------        ------       ------       ------        ------
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
    Service cost                          $    6       $    5        $    4       $    1       $    1        $    1
    Interest cost                              8            6             6            2            2             2
    Actual loss on plan assets                 5            3             2          - -          - -           - -
    Less-unrecognized loss                    (9)          (7)           (5)         - -          - -           - -
                                          ------       ------        ------       ------       ------        ------
    Recognized gain on plan assets            (4)          (4)           (3)         - -          - -           - -
    Amortization of prior service costs      - -          - -           - -           (3)          (3)           (3)
    Amortization of actuarial and
      investment loss                          3            2           - -            1          - -             1
    Net effect of curtailments,
      settlements and special
      termination benefits                   - -          - -             2          - -            1           - -
                                          ------       ------        ------       ------       ------        ------
    Net periodic benefit cost             $   13       $    9        $    9       $    1       $    1        $    1
                                          ======       ======        ======       ======       ======        ======
    Special termination benefit charge    $  - -       $  - -        $    1       $  - -       $  - -        $  - -
                                          ======       ======        ======       ======       ======        ======

The assumptions used in determining net pension cost and net pension liability were as follows at December 31:

                                                                                        OTHER POSTRETIREMENT
                                                   PENSION BENEFITS                           BENEFITS
                                          ---------------------------------       ---------------------------------
                                           2002         2001          2000         2002         2001          2000
                                          ------       ------        ------       ------       ------        ------
Discount rate                              6.50%        7.00%         7.50%        6.50%        7.00%         7.50%
Expected return on plan assets             9.50%        9.50%         9.50%         N/A          N/A           N/A
Rate of compensation increase              4.50%        4.50%         4.50%        4.50%        4.50%         4.50%

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

MILLIONS OF DOLLARS
-------------------
2003                                            $    49
2004                                                 45
2005                                                 43
2006                                                 44
2007                                                 46
Thereafter through 2021                             419
                                                -------
   Total minimum contract payments              $   646
                                                =======

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

                               INDEX TO EXHIBITS


Exhibit
Number                            Description
-------                           -----------
 3.1       Certificate of Incorporation, Certificate of Amendment of
           Certificate of Incorporation (incorporated by reference to the
           Registrant's Registration Statement on Form 10, File No.
           333-3226, Exhibit 3.1 filed with the Commission on April 4,
           1996).

 3.2       By-laws of CITGO Petroleum Corporation as amended on March 13,
           2001 (incorporated by reference to Registrant's 2000 Form 10-K,
           File No. 1-14380, Exhibit 3.1(i) filed with the Commission on
           March 21, 2001).

 4.1       Indenture, dated as of May 1, 1996, between CITGO Petroleum
           Corporation and the First National Bank of Chicago, relating to the 7-7/8% Senior Notes due 2006 of CITGO Petroleum
           Corporation, including the form of Senior Note (incorporated by reference to the Registrant's Registration Statement on Form
           10, File No. 333-3226, Exhibit 4.1 filed with the Commission on
           April 4, 1996).

 4.2**     Indenture, dated February 27, 2003, between CITGO Petroleum
           Corporation, as Issuer, and The Bank of New York, as Trustee, relating to the $550,000,000 11-3/8% Senior Notes due 2011 of CITGO Petroleum Corporation.

10.1       Crude Supply Agreement between CITGO Petroleum Corporation and
           Petroleos de Venezuela, S.A., dated as of September 30, 1986
           (incorporated by reference to PDV America, Inc.'s Registration
           Statement on Form F-1, File No. 33-63742, Exhibit 10.1 filed with the Commission on June 2, 1993).

10.2       Supplemental Crude Supply Agreement dated as of September 30,
           1986 between CITGO Petroleum Corporation and Petroleos de
           Venezuela, S.A (incorporated by reference to PDV America,
           Inc.'s Registration Statement on Form F-1, File No. 33-63742,
           Exhibit 10.2 filed with the Commission on June 2, 1993).

10.3       Crude Oil and Feedstock Supply Agreement dated as of March 31,
           1987 between Champlin Refining Company and Petroleos de
           Venezuela, S.A (incorporated by reference to PDV America,
           Inc.'s Registration Statement on Form F-1, File No. 33-63742,
           Exhibit 10.3 filed with the Commission on June 2, 1993).

10.4 Supplemental Crude Oil and Feedstock Supply Agreement dated as of March 31, 1987 between Champlin Refining Company and
           Petroleos de Venezuela, S.A. (incorporated by reference to PDV
           America, Inc.'s Registration Statement on Form F-1, File No.
           33-63742, Exhibit 10.4 filed with the Commission on June 2,
           1993).

10.5 Contract for the Purchase/Sale of Boscan Crude Oil dated as of June 2, 1993 between Tradecal, S.A. and CITGO Asphalt Refining
           Company (incorporated by reference to PDV America, Inc.'s
           Registration Statement on Form F-1, File No. 33-63742, Exhibit
           10.1 filed with the Commission on June 2, 1993).

10.6       Restated Contract for the Purchase/Sale of Heavy/Extra Heavy
           Crude Oil dated December 28, 1990 among Maraven, S.A., Lagoven,
           S.A. and Seaview Oil Company (incorporated by reference to PDV
           America, Inc.'s Registration Statement on Form F-1, File No.
           33-63742, Exhibit 10.6 filed with the Commission on June 2,
           1993).

10.7       Sublease Agreement dated as of March 31, 1987 between Champlin
           Petroleum Company, Sublessor, and Champlin Refining Company,
           Sublessee (incorporated by reference to PDV America, Inc.'s
           Registration Statement on Form F-1, File No. 33-63742, Exhibit
           10.7 filed with the Commission on June 2, 1993).

10.8       Amended and Restated Limited Liability Company Regulations of
           LYONDELL-CITGO Refining Company, Ltd., dated July 1, 1993
           (incorporated by reference to PDV America, Inc.'s Registration
           Statement on Form F-1, File No. 33-63742, Exhibit 10.9 filed with the Commission on June 2, 1993).

10.9       Contribution Agreement among Lyondell Petrochemical Company and
           LYONDELL-CITGO Refining Company, Ltd. and Petroleos de
           Venezuela, S.A (incorporated by reference to PDV America,
           Inc.'s Registration Statement on Form F-1, File No. 33-63742,
           Exhibit 10.10 filed with the Commission on June 2, 1993).

10.10      Crude Oil Supply Agreement between LYONDELL-CITGO Refining
           Company, Ltd. and Lagoven, S.A. dated as of May 5, 1993
           (incorporated by reference to PDV America, Inc.'s Registration
           Statement on Form F-1, File No. 33-63742, Exhibit 10.11 filed with the Commission on June 2, 1993).

10.11      Supplemental Supply Agreement dated as of May 5, 1993 between
           LYONDELL-CITGO Refining Company, Ltd. and Petroleos de
           Venezuela, S.A (incorporated by reference to PDV America,
           Inc.'s Registration Statement on Form F-1, File No. 33-63742,
           Exhibit 10.12 filed with the Commission on June 2, 1993).

10.12      Tax Allocation Agreement dated as of June 24, 1993 among PDV
           America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., as amended (incorporated by reference to PDV
           America, Inc.'s Registration Statement on Form F-1, File No.
           33-63742, Exhibit 10.13 filed with the Commission on June 2,
           1993).

10.13      Second Amendment to the Tax Allocation Agreement among PDV
           America, Inc., VPHI Midwest, Inc., CITGO Petroleum Corporation and PDV USA, Inc., dated as of January 1, 1997 (incorporated by reference to Registrant's 2001 Form 10-K, File No. 1-14380,
           Exhibit 10.13(i) filed with the Commission on March 28, 2002).

10.14      Master Shelf Agreement (1994) by and between Prudential
           Insurance Company of America and CITGO Petroleum Corporation
           ($100,000,000), dated March 4, 1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File No.
           333-3226, Exhibit 10.16 filed with the Commission on April 4,
           1996).

10.15      Letter Agreement by and between the Company and Prudential
           Insurance Company of America, dated March 4, 1994 (incorporated by reference to the Registrant's Registration Statement on Form
           10, File No. 333-3226, Exhibit 10.17(i) filed with the
           Commission on April 4, 1996).

10.16      Letter Amendment No. 1 to Master Shelf Agreement with
           Prudential Insurance Company of America, dated November 14,
           1994 (incorporated by reference to the Registrant's
           Registration Statement on Form 10, File No. 333-3226, Exhibit
           10.17(ii) filed with the Commission on April 4, 1996).

10.17 CITGO Senior Debt Securities (1991) Agreement (incorporated by reference to PDV America, Inc.'s Registration Statement on Form
           F-1, File No. 33-63742, Exhibit 10.18 filed with the Commission on June 2, 1993).

10.18      Selling Agency Agreement dated as of October 28, 1997 among
           CITGO Petroleum Corporation, Salomon Brothers Inc. and Chase
           Securities Inc. (incorporated by reference to Registrant's
           Report on Form 8-K, Exhibit 99.1 filed with the Commission on
           November 18, 1997).

10.19 Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated December 31, 1998 (incorporated by reference to the Registrant's 1998 Form 10-K, File No. 1-14380, Exhibit 10.24 filed with the Commission on March 17, 1999).

10.20**   $260,000,000 364-Day Credit Agreement dated as of December 11,
          2002 among CITGO Petroleum Corporation, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, as Syndication
          Agent, Societe Generale, as Documentation Agent and the other lenders party thereto.

10.21**   First Amendment to 364-Day Credit Agreement entered into January
          29, 2003, but effective as of December 11, 2002, among CITGO
          Petroleum Corporation, Bank of America, N.A., as Administrative
          Agent and the other lenders party thereto.

10.22**   $260,000,000 Three-Year Credit Agreement dated as of December
          11, 2002 among CITGO Petroleum Corporation, Bank of America,
          N.A., as Administrative Agent, JP Morgan Chase Bank, as
          Syndication Agent, Societe Generale, as Documentation Agent and the other lenders party thereto.

10.23**   First Amendment to Three-Year Credit Agreement entered into
          January 29, 2003, but effective as of December 11, 2002, among
          CITGO Petroleum Corporation, Bank of America, N.A., as
          Administrative Agent and the other lenders party thereto.

10.24** $200,000,000 Term Loan Agreement dated as of February 27, 2003 among CITGO Petroleum Corporation, Credit Suisse First Boston,
          Cayman Island Branch, as Administrative Agent, and the other lenders party thereto, including Guarantee and Collateral
          Agreement among CITGO Petroleum Corporation; CITGO Pipeline
          Holding I, LLC; CITGO Pipeline Holding II, LLC and Credit Suisse
          First Boston, Cayman Islands Branch.

12.1**    Computation of Ratio of Earnings to Fixed Charges.

23.1*     Consent of Independent Auditors of CITGO Petroleum Corporation.

23.2*     Consent of Independent Auditors of CITGO Petroleum Corporation.

23.3*     Consent of Independent Auditors of LYONDELL-CITGO Refining LP.

24.1*     Power of Attorney.

31.1*     Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the
          Securities Exchange Act of 1934 as to the Annual Report on Form
          10-K for the fiscal year ended December 31, 2002 filed by Luis
          E. Marin, President and Chief Executive Officer.

31.2*     Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the
          Securities Exchange Act of 1934 as to the Annual Report on Form
          10-K for the fiscal year ended December 31, 2002 filed by Eddie
          R. Humphrey, Chief Financial Officer.

32.1*     Certification Pursuant to Section 1350 of Chapter 63 of Title 18
          United States Code as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Luis E. Marin,
          President and Chief Executive Officer.

32.2*     Certification Pursuant to Section 1350 of Chapter 63 of Title 18
          United States Code as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by Eddie R. Humphrey,
          Chief Financial Officer.


------------


* Filed Herewith



** Previously Filed