Form 10-Q/A
period 2003-03-31
CITGO PETROLEUM CORP
filed 2003-09-08
CIK 1011746

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A


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

                         COMMISSION FILE NUMBER 1-14380

                           CITGO PETROLEUM CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      73-1173881
           --------                                      ----------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
incorporation or organization)

         ONE WARREN PLACE, 6100 SOUTH YALE AVENUE, TULSA, OKLAHOMA 74136
        -----------------------------------------------------------------
        (Address of principal executive office)               (Zip Code)

                                 (918) 495-4000
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N. A.
        -----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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
                (Class)                          (outstanding at April 30, 2003)

================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

TABLE OF CONTENTS


                                                                                                          PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...........................................................     1

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2003 and
         December 31, 2002.............................................................................     2

         Condensed Consolidated Statements of Income and Comprehensive Income -
         Three-Month Periods Ended March 31, 2003 and 2002.............................................     3

         Condensed Consolidated Statement of Shareholder's Equity - Three-Month Period
         Ended March 31, 2003..........................................................................     4

         Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
         March 31, 2003 and 2002.......................................................................     5

         Notes to the Condensed Consolidated Financial Statements......................................     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................................................    17

 Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................    24

 Item 4. Controls and Procedures.......................................................................    29

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.............................................................................    30

 Item 6. Exhibits and Reports on Form 8-K..............................................................    30

SIGNATURES.............................................................................................    32

CERTIFICATIONS

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                        2003          2002
                                                                                    (UNAUDITED)
                                                                                    ---------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                          $   481,189    $    33,025
 Accounts receivable, net                                                             1,035,596        905,178
 Due from affiliates                                                                     99,354         93,615
 Inventories                                                                            854,261      1,090,915
 Prepaid expenses and other                                                              66,950         64,767
                                                                                    -----------    -----------
       Total current assets                                                           2,537,350      2,187,500

PROPERTY, PLANT AND EQUIPMENT - Net                                                   3,780,582      3,750,166

RESTRICTED CASH                                                                          23,522         23,486

INVESTMENTS IN AFFILIATES                                                               676,452        716,469

OTHER ASSETS                                                                            322,843        309,291
                                                                                    -----------    -----------

                                                                                    $ 7,340,749    $ 6,986,912
LIABILITIES AND SHAREHOLDER'S EQUITY                                                ===========    ===========

CURRENT LIABILITIES:
 Accounts payable                                                                   $   507,470    $   830,769
 Payables to affiliates                                                                 547,379        417,634
 Taxes other than income                                                                220,985        229,072
 Other                                                                                  262,715        283,428
 Income taxes payable                                                                   114,110         24,770
 Current portion of long-term debt                                                       31,364        190,664
 Current portion of capital lease obligation                                             22,713         22,713
                                                                                    -----------    -----------
       Total current liabilities                                                      1,706,736      1,999,050

LONG-TERM DEBT                                                                        1,561,520      1,109,861

CAPITAL LEASE OBLIGATION                                                                 24,251         24,251

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                             266,506        247,762

OTHER NONCURRENT LIABILITIES                                                            215,450        211,950

DEFERRED INCOME TAXES                                                                   867,336        834,880

SHAREHOLDER'S EQUITY:
 Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding              1              1
 Additional capital                                                                   1,659,698      1,659,698
 Retained earnings                                                                    1,064,925        925,114
 Accumulated other comprehensive loss                                                   (25,674)       (25,655)
                                                                                    -----------    -----------
       Total shareholder's equity                                                     2,698,950      2,559,158
                                                                                    -----------    -----------

                                                                                    $ 7,340,749    $ 6,986,912
                                                                                    ===========    ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                     ---------------
                                                                  2003           2002
                                                                  ----           ----
REVENUES:

 Net sales                                                     $ 6,227,716    $ 3,622,355
 Sales to affiliates                                               147,965         49,067
                                                               -----------    -----------
                                                                 6,375,681      3,671,422
 Equity in earnings of affiliates                                   13,624         18,934
 Insurance recoveries                                              117,714         94,706
 Other income (expense) - net                                       14,898         (6,501)
                                                               -----------    -----------
                                                                 6,521,917      3,778,561

COST OF SALES AND EXPENSES:

 Cost of sales and operating expenses (including purchases
   of $2,041,581 and $1,238,848 from affiliates)                 6,205,790      3,708,903
 Selling, general and administrative expenses                       73,344         76,387
 Interest expense, excluding capital lease                          23,008         15,723
 Capital lease interest charge                                       1,321          1,893
                                                               -----------    -----------
                                                                 6,303,463      3,802,906
                                                               -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                  218,454        (24,345)

INCOME TAXES (BENEFIT)                                              78,643         (8,764)
                                                               -----------    -----------

NET INCOME (LOSS)                                                  139,811        (15,581)
                                                               -----------    -----------
OTHER COMPREHENSIVE (LOSS) INCOME:
 Cash flow hedges:

   Reclassification adjustment for derivative losses included
   in net income, net of related income taxes of $43 and $44            77             78

 Foreign currency translation loss, net of related
  income taxes of $(54)                                                (96)             -
                                                               -----------    -----------
OTHER COMPREHENSIVE (LOSS) INCOME                                      (19)            78
                                                               -----------    -----------

COMPREHENSIVE INCOME (LOSS)                                    $   139,792    $   (15,503)
                                                               ===========    ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                   COMMON STOCK           ADDITIONAL    RETAINED    COMPREHENSIVE
                               SHARES        AMOUNT        CAPITAL      EARNINGS     INCOME (LOSS)     TOTAL
                               ------        ------      -----------   -----------  --------------  -----------
BALANCE, DECEMBER 31, 2002       1           $    1      $ 1,659,698   $   925,114   $   (25,655)   $ 2,559,158

Net income                       -                -                -       139,811             -        139,811

Other comprehensive loss         -                -                -             -           (19)           (19)
                                --           ------      -----------   -----------   -----------    -----------
BALANCE, MARCH 31, 2003          1           $    1      $ 1,659,698   $ 1,064,925   $   (25,674)   $ 2,698,950
                                ==           ======      ===========   ===========   ===========    ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                  ---------------
                                                                 2003        2002
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                          $ 299,591    $  57,512
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                           (90,425)    (120,510)
 Proceeds from sales of property, plant and equipment             1,582          276
 Increase in restricted cash                                        (37)           -
 Investments in LYONDELL-CITGO Refining LP                      (14,900)     (15,400)
 Investments in and advances to other affiliates                 (1,250)      (2,967)
                                                              ---------    ---------
        Net cash used in investing activities                  (105,030)    (138,601)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from short-term bank loans                              -       90,000
 Net repayments of revolving bank loans                        (279,300)     (66,500)
 Payments on loans from affiliates                              (29,500)           -
 Proceeds from senior notes due 2011                            546,590            -
 Proceeds from senior secured term loan                         200,000            -
 (Payments on) proceeds from issuance of tax-exempt bonds       (75,000)      25,000
 Payments on taxable bonds                                            -      (25,000)
 Payments on master shelf agreement senior notes                (50,000)     (25,000)
 Repurchase of senior notes due 2006                            (47,500)           -
 Debt issuance costs                                            (11,687)           -
                                                              ---------    ---------
        Net cash provided by (used in) financing activities     253,603       (1,500)
                                                              ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                448,164      (82,589)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   33,025      104,362
                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 481,189    $  21,773
                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash (received) paid during the period for:
     Interest, net of amounts capitalized                     $   9,230    $   9,391
                                                              =========    =========
     Income taxes (net of refund of $50,000 in 2002)          $ (45,801)   $ (45,561)
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


     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. CITGO expects that the application of FIN 46 to variable interest entities in which it acquired an interest before February 1, 2003 will not have a material impact on its financial position or results of operations.


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

3.   INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                          MARCH 31,  DECEMBER 31,
                            2003        2002
                        (UNAUDITED)
                        -----------  ------------
                             (000s OMITTED)
Refined products         $  587,291   $  781,495
Crude oil                   178,770      221,422
Materials and supplies       88,200       87,998
                         ----------   ----------

                         $  854,261   $1,090,915
                         ==========   ==========

4.   LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                MARCH 31,     DECEMBER 31,
                                                                  2003            2002
                                                               (UNAUDITED)
                                                               -----------    -----------
                                                                     (000s OMITTED)
Revolving bank loans                                           $         -    $   279,300

Senior Secured Term Loan                                           200,000              -

Senior Notes, $200 million face amount, due 2006 with
  interest rate of 7-7/8%                                          149,929        199,898

Senior Notes, $550 million face amount, due 2011 with
  interest rate of 11-3/8%                                         546,626              -

Private Placement Senior Notes, due 2003 to 2006 with
  interest rate of 9.30%                                            45,455         45,455

Master Shelf Agreement Senior Notes, due 2003 to
  2009 with interest rates from 7.17% to 8.94%                     185,000        235,000

Tax Exempt Bonds, due 2004 to 2032 with variable
  and fixed interest rates                                         350,874        425,872

Taxable Bonds, due 2026 to 2028 with variable interest rates       115,000        115,000
                                                               -----------    -----------
                                                                 1,592,884      1,300,525
Current portion of long-term debt                                  (31,364)      (190,664)
                                                               -----------    -----------

                                                               $ 1,561,520    $ 1,109,861
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

5.   INVESTMENT IN LYONDELL-CITGO REFINING LP


     LYONDELL-CITGO Refining LP ("LYONDELL-CITGO") owns and operates a 265 thousand barrels per day ("MBPD") refinery in Houston, Texas and is owned by subsidiaries of CITGO (41.25%) and Lyondell Chemical Company (58.75%) ("the Owners"). This refinery processes heavy crude oil supplied by PDVSA under a long-term supply contract that expires in 2017. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the refinery under a long-term contract.



     In April 1998, in February 1999 through October 2000 and in February 2001 through March 2003 PDVSA, pursuant to its contractual rights, declared force majeure and reduced deliveries of crude oil to LYONDELL-CITGO; this required LYONDELL-CITGO to obtain alternative sources of crude oil supply in replacement, which resulted in lower operating margins. Most recently, LYONDELL-CITGO received notice of force majeure from PDVSA in December 2002. Crude oil was purchased in the spot market to replace the volume not delivered under the contract during December 2002. By February 2003, crude oil deliveries had returned to contract volumes and the force majeure was lifted March 6, 2003.


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

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                            (000s omitted)
                                                        March 31,   December 31,
                                                          2003          2002
                                                       ----------   ------------
                                                       (Unaudited)
Carrying value of investment                           $  480,052    $  518,279
Notes receivable                                           35,278        35,278
Participation interest                                         41%           41%

Summary of LYONDELL-CITGO's financial position:
  Current assets                                       $  271,000    $  357,000
  Non current assets                                    1,365,000     1,400,000
  Current liabilities:
     Distributions payable to partners                     74,000       181,000
     Other                                                298,000       333,000
  Noncurrent liabilities (including debt of $450,000
   at March 31, 2003 and December 31, 2002)               841,000       840,000
  Partners' capital                                       423,000       403,000

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       2003         2002
                                                    ----------   ----------
                                                          (Unaudited)
Equity in net income                                $    9,110   $   14,438
Cash distribution received                              62,238       16,715

Summary of LYONDELL-CITGO's operating results:
  Revenue                                           $1,183,128   $  706,718
  Gross profit                                          49,664       60,312
  Net income                                            28,180       41,297

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


     ENVIRONMENTAL COMPLIANCE AND REMEDIATION - CITGO is subject to the federal Clean Air Act ("CAA") which includes the New Source Review ("NSR") program as well as the Title V air permitting program; the federal Clean Water Act which includes the National Pollution Discharge Elimination System program; the Toxic Substances Control Act; and the federal Resource Conservation and Recovery Act and their equivalent state programs. CITGO is required to obtain permits under all of these programs and believes it is in material compliance with the terms of these permits. CITGO does not have any material CERCLA liability because the former owners of many of CITGO's assets have by explicit contractual language assumed all or the material portion of CERCLA obligations related to those assets. This includes the Lake Charles refinery and the Lemont refinery.



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


     In 1992, the Company reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at its Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. The Company and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order has begun. CITGO has incurred remediation costs to date related to these surface impoundments in the range of $40 to $50 million. Based on currently available information and proposed remedial approach, CITGO currently anticipates closure and post-closure costs related to these surface impoundments and related solid waste management units to range from $36 million to $41 million.


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

     GUARANTEES - As of March 31, 2003, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an affiliate, bank debt of an equity investment, bank debt of customers and customer debt related to the acquisition of marketing equipment as shown in the following table:

                                              (000s OMITTED)
Letters of credit                               $  32,979
Bank debt
   Affiliate                                       10,000
   Equity investment                                5,500
   Customers                                        4,471
Financing debt of customers
   Equipment acquisition                            2,556
                                                ---------
   Total                                        $  55,506
                                                =========

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


     These crude supply agreements contain force majeure provisions which excuse the performance by either party of its obligations under the agreement under specified circumstances. As a result of Venezuela and other countries following production quotas established by the Organization of the Petroleum Exporting Countries, PDVSA invoked the force majeure provisions and reduced the volume of crude oil supplied under the contracts in April 1998, in February 1999 through October 2000 and in February 2001 through March 2003. In one instance PDVSA noted operational and technical problems as the reason for the declaration. As a result of these declarations of force majeure, the Company was required to obtain crude oil from alternative sources, which resulted in increased volatility in its operating margins. The Company was notified that effective March 6, 2003, PDVSA ended its most recent declaration of force majeure under the crude oil supply agreements.


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

RESULTS OF OPERATIONS

         The following table summarizes the sources of our sales revenues and sales volumes for the three-month periods ended March 31, 2003 and 2002:

                                          THREE MONTHS             THREE MONTHS
                                         ENDED MARCH 31,          ENDED MARCH 31,
                                         ---------------          ---------------
                                          2003     2002           2003     2002
                                         ------   ------          -----    -----
                                         ($ in millions)       (gallons in millions)
Gasoline                                 $3,362   $2,110          3,366    3,340
Jet fuel                                    517      310            539      532
Diesel/#2 fuel                            1,668      758          1,725    1,319
Asphalt                                      70       41             92       77
Petrochemicals and industrial products      567      298            616      499
Lubricants and waxes                        142      130             66       59
                                         ---------------          --------------
    Total refined product sales           6,326    3,647          6,404    5,826
Other sales and adjustments                  50       24
                                         ---------------          --------------
    Total sales                          $6,376   $3,671          6,404    5,826
                                         ===============          ==============

         The following table summarizes our cost of sales and operating expenses for the three-month periods ended March 31, 2003 and 2002:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                        ---------------
                                                         2003     2002
                                                        ------   ------
                                                        ($ in millions)
Crude oil                                               $1,780   $  892
Refined products                                         3,506    2,130
Intermediate feedstocks                                    458      266
Refining and manufacturing costs                           314      283
Other operating costs, expenses and inventory changes      148      138
                                                        ------   ------
    Total cost of sales and operating expenses          $6,206   $3,709
                                                        ======   ======

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


         Net cash used in investing activities in the three month period ended March 31, 2003 totaled $105 million consisting primarily of capital expenditures of $90 million. These capital expenditures include $43 million in spending to meet regulatory requirements, $18 million in spending for maintenance capital projects, and $29 million in strategic capital expenditures.


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


         Our various debt instruments require maintenance of a specified minimum net worth and impose restrictions on our ability to:

     - incur additional debt unless we meet specified interest coverage and debt to capitalization ratios;

     -    place liens on our property, subject to specified exceptions;

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



         CITGO is required by various state regulations to demonstrate financial responsibility for environmental liability coverage, closure and post-closure care related to its facilities. Historically, CITGO has satisfied the requirements based upon the credit rating of its bonds and various financial ratios. CITGO's credit rating and 2002 financial ratios did not satisfy the requirements of the state of Louisiana and as a result, CITGO is required to present an alternate form of financial responsibility assurance. Possible options include, among other things, a letter of credit, an insurance policy, placing cash in a trust account or filing a request for a variance from the regulations of that state. Presently, CITGO is evaluating its options.


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

         We have undertaken the following to supplement and improve our liquidity:

     - On February 27, 2003 we issued $550 million aggregate principal amount of 11-3/8 percent unsecured senior notes due February 1, 2011.

     - On February 27, 2003, we closed on a three year $200 million, senior secured term loan. Security is provided by our 15.8 percent equity interest in Colonial Pipeline and our 6.8 percent equity interest in Explorer Pipeline.

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


     - On April 25, 2003, we completed a transaction that will provide approximately $50 million of liquidity from the transfer of title to a third party of certain of our refined products at the time those products are delivered into the custody of interstate pipelines. The terms of this transaction include an option to acquire like volumes of refined products from the third party at prevailing prices at predetermined transfer points. The transfer of title to certain refined products began in May 2003.


     - We have reduced our planned capital expenditures in 2003 by approximately $250 million.

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


         Our debt instruments do not contain any covenants that trigger increased costs or burdens as a result of a change in our securities ratings. However, certain of our guarantee agreements, which support approximately $20 million of PDV Texas, Inc., an affiliate, letters of credit, require us to cash collateralize the applicable letters of credit upon a reduction of our credit rating below a stated level.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Introduction. We have exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, our management has defined certain benchmarks consistent with its preferred risk profile for the environment in which we operate and finance our assets. We do not attempt to manage the price risk related to all of our inventories of crude oil and refined products. As a result, at March 31, 2003, we were exposed to the risk of broad market price declines with respect to a substantial portion of our crude oil and refined product inventories. As of March 31, 2003 CITGO's total crude and refined products inventory was 44 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 34 thousand barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.


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

                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2003

                                                                  MATURITY      NUMBER OF    CONTRACT     MARKET
    COMMODITY                          DERIVATIVE                   DATE        CONTRACTS      VALUE     VALUE (4)
    ---------                          ----------                 --------      ---------    --------    ---------
                                                                                                ($ in millions)
                                                                                             ---------------------
No Lead Gasoline (1)   Futures Purchased                            2003             20      $    0.8    $    0.8
                       Forward Purchase Contracts                   2003          3,307      $  133.0    $  132.2
                       Forward Sales Contracts                      2003          2,685      $  100.6    $  103.2

Distillates (1)        Futures Purchased                            2003            583      $   17.6    $   18.3
                       Futures Purchased                            2004            141      $    4.2    $    4.3
                       Futures Sold                                 2003             25      $    0.8    $    0.8
                       OTC Swaps (Pay Fixed/Receive Float)(3)       2003            120      $      -    $   (0.2)
                       Forward Purchase Contracts                   2003          1,717      $   79.4    $   73.6
                       Forward Sale Contracts                       2003          2,320      $   78.3    $   74.4

Crude Oil (1)          Listed Put Options Purchased                 2003            150      $      -    $      -
                       Listed Put Options Sold                      2003            600      $      -    $   (0.2)
                       Forward Purchase Contracts                   2003          2,681      $   81.7    $   76.6
                       Forward Sale Contracts                       2003            777      $   23.6    $   22.6

Natural Gas (2)        Listed Call Options Purchased                2003             25      $      -    $      -
                       Listed Call Options Sold                     2003             25      $      -    $   (0.1)

Gas Crack (1)          OTC Swaps (Pay Float/Receive Fixed) (3)      2003            550      $      -    $   (0.1)

Heat Crack (1)         OTC Swaps (Pay Fixed/Receive Float) (3)      2003          1,150      $      -    $   (1.3)
                       OTC Swaps (Pay Float/Receive Fixed) (3)      2003          1,650      $      -    $    0.8

-----------------------------
(1) 1,000 barrels per contract

(2) Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4) Based on actively quoted prices.

                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2002

                                                                  MATURITY     CONTRACTED    CONTRACT     MARKET
    COMMODITY                         DERIVATIVE                    DATE         VOLUME        VALUE     VALUE (4)
    ---------                         ----------                  --------     ----------    --------    ---------
                                                                                                ($ in millions)
                                                                                             ---------------------
No Lead Gasoline (1)   Futures Purchased                            2002            441      $  15.1     $   15.4
                       Futures Sold                                 2002            577      $  18.6     $   20.0
                       Forward Purchase Contracts                   2002          2,826      $  86.5     $   93.1
                       Forward Sale Contracts                       2002          1,350      $  41.9     $   45.3

Distillates (1)        Futures Purchased                            2002            926      $  25.1     $   26.7
                       Futures Purchased                            2003            152      $   3.9     $    4.4
                       Futures Sold                                 2002            882      $  22.5     $   25.1
                       Forward Purchase Contracts                   2002          1,500      $  39.6     $   41.1
                       Forward Sale Contracts                       2002          2,050      $  52.7     $   57.1

Crude Oil (1)          Futures Purchased                            2002            965      $  22.1     $   25.3
                       Futures Sold                                 2002            856      $  21.4     $   22.5
                       Futures Sold                                 2003             90      $   2.2     $    2.2
                       Listed Options Purchased                     2002          1,550      $     -     $    0.9
                       Listed Options Sold                          2002          1,550      $     -     $   (0.4)
                       OTC Swaps (Pay Floating/Receive Fixed)(3)    2002          1,260      $     -     $   (1.0)
                       OTC Swaps (Pay Fixed/Receive Floating)(3)    2002          1,830      $     -     $    1.7
                       Forward Purchase Contracts                   2002          5,021      $ 120.7     $  132.4
                       Forward Sale Contracts                       2002          5,042      $ 119.0     $  133.0

Natural Gas (2)        Futures Sold                                 2002             40      $   1.3     $    1.3

-----------------------
(1) 1,000 barrels per contract

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

                                DEBT OBLIGATIONS
                               AT MARCH 31, 2003

                                                                              EXPECTED
                           FIXED        AVERAGE FIXED      VARIABLE       AVERAGE VARIABLE
EXPECTED MATURITIES      RATE DEBT      INTEREST RATE      RATE DEBT       INTEREST RATE
-------------------   ---------------   -------------   ---------------   ----------------
                      ($ in millions)                   ($ in millions)
        2003              $   11             9.30%           $    -                -
        2004                  31             8.02%               16             6.68%
        2005                  11             9.30%                -                -
        2006                 201             8.10%              200             8.47%
        2007                  50             8.94%               12             8.92%
     Thereafter              731            10.41%              330            10.54%
                          ------            -----            ------            -----
        Total             $1,035             9.79%           $  558             9.65%
                          ======            =====            ======            =====

     Fair Value           $1,072                             $  558
                          ======                             ======

                                DEBT OBLIGATIONS
                               AT MARCH 31, 2002

                                                                              EXPECTED
                           FIXED        AVERAGE FIXED      VARIABLE       AVERAGE VARIABLE
EXPECTED MATURITIES      RATE DEBT      INTEREST RATE      RATE DEBT       INTEREST RATE
-------------------   ---------------   -------------   ---------------   ----------------
                      ($ in millions)                   ($ in millions)
        2002               $  11            9.30%           $ 115             3.45%
        2003                  61            8.79%             300             5.15%
        2004                  31            8.02%              16             6.52%
        2005                  12            9.30%               -                -
        2006                 252            8.06%               -                -
     Thereafter              128            7.85%             484             9.85%
                           -----            -----           -----             ----
        Total              $ 495            8.15%           $ 915             7.45%
                           =====            =====           =====             ====

     Fair Value            $ 487                            $ 915
                           =====                            =====

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits




                  Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed by the following officers:



                  31.1 Filed by Luis E. Marin, President and Chief Executive Officer.



                  31.2     Filed by Eddie R. Humphrey, Chief Financial Officer.



                  Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed by the following officers:



                  32.1 Filed by Luis E. Marin, President and Chief Executive Officer.



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

                           CITGO PETROLEUM CORPORATION


Date: September 8, 2003                     /s/ Larry E. Krieg
                                       -------------------------------------
                                                Larry E. Krieg
                                       Controller (Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibits

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed by the following officers:

31.1     Filed by Luis E. Marin, President and Chief Executive Officer.

31.2     Filed by Eddie R. Humphrey, Chief Financial Officer.

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2003 filed by the following officers:

32.1     Filed by Luis E. Marin, President and Chief Executive Officer.

32.2     Filed by Eddie R. Humphrey, Chief Financial Officer.