Form 10-Q
period 2003-09-30
CITGO PETROLEUM CORP
filed 2003-11-10
CIK 1011746

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                               1,000
-----------------------------                               -----
           (Class)                             (outstanding at October 31, 2003)

================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

                                                                                                                       PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.........................................................................    1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - September 30, 2003 and
              December 31, 2002......................................................................................    2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three and Nine-Month Periods Ended September 30, 2003 and 2002.........................................    3

              Condensed Consolidated Statement of Shareholder's Equity - Nine-Month Period
              Ended September 30, 2003...............................................................................    4

              Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended
              September 30, 2003 and 2002............................................................................    5

              Notes to the Condensed Consolidated Financial Statements...............................................    6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................................   17

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................   24

   Item 4.    Controls and Procedures................................................................................   28

PART II.       OTHER INFORMATION

   Item 1.    Legal Proceedings......................................................................................   29

   Item 6.    Exhibits and Reports on Form 8-K.......................................................................   29

SIGNATURES...........................................................................................................   30

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30,
                                                                                         2003                DECEMBER 31,
                                                                                     (UNAUDITED)                 2002
                                                                                    -------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $    131,089             $     33,025
  Accounts receivable, net                                                             1,034,931                  905,178
  Due from affiliates                                                                     66,232                   93,615
  Inventories                                                                            962,106                1,090,915
  Prepaid expenses and other                                                              63,837                   64,767
                                                                                    ------------             ------------
            Total current assets                                                       2,258,195                2,187,500

PROPERTY, PLANT AND EQUIPMENT - Net                                                    3,874,544                3,750,166

RESTRICTED CASH                                                                           24,648                   23,486

INVESTMENTS IN AFFILIATES                                                                635,490                  716,469

OTHER ASSETS                                                                             335,231                  309,291
                                                                                    ------------             ------------

                                                                                    $  7,128,108             $  6,986,912
                                                                                    ============             ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $    670,634             $    830,769
  Payables to affiliates                                                                 489,294                  417,634
  Taxes other than income                                                                233,809                  229,072
  Other                                                                                  252,658                  283,428
  Income taxes payable                                                                   128,712                   24,770
  Current portion of long-term debt                                                       31,364                  190,664
  Current portion of capital lease obligation                                             12,803                   22,713
                                                                                    ------------             ------------
            Total current liabilities                                                  1,819,274                1,999,050

LONG-TERM DEBT                                                                         1,420,699                1,109,861

CAPITAL LEASE OBLIGATION                                                                  23,116                   24,251

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                              302,268                  247,762

OTHER NONCURRENT LIABILITIES                                                             287,727                  211,950

DEFERRED INCOME TAXES                                                                    863,202                  834,880

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding              1                        1
  Additional capital                                                                   1,659,698                1,659,698
  Retained earnings                                                                      776,503                  925,114
  Accumulated other comprehensive loss                                                   (24,380)                 (25,655)
                                                                                    ------------             ------------
            Total shareholder's equity                                                 2,411,822                2,559,158
                                                                                    ------------             ------------

                                                                                    $  7,128,108             $  6,986,912
                                                                                    ============             ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS             NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                                 -------------------      -------------------
                                                                                  2003          2002       2003         2002
                                                                                  ----          ----       ----         ----
REVENUES:
  Net sales                                                                   $6,430,568   $5,342,794   $18,595,453  $13,698,780
  Sales to affiliates                                                             71,763       67,777       303,627      176,654
                                                                              ----------   ----------   -----------  -----------
                                                                               6,502,331    5,410,571    18,899,080   13,875,434
  Equity in earnings of affiliates                                                35,398       28,132        79,973       77,405
  Insurance recoveries                                                             1,863       46,326       146,165      256,867
  Other income (expense) - net                                                     1,208      (11,492)       16,899      (26,002)
                                                                              ----------   ----------   -----------  -----------
        Total revenues                                                         6,540,800    5,473,537    19,142,117   14,183,704
                                                                              ----------   ----------   -----------  -----------

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses
     (including purchases of $2,450,149, $2,103,726,
     $6,680,122 and $4,989,436 from affiliates)                                6,267,004    5,298,606    18,284,027   13,694,391
  Selling, general and administrative expenses                                    80,788       67,192       218,115      218,518
  Interest expense, excluding capital lease                                       31,264       17,188        87,124       50,358
  Capital lease interest charge                                                    1,011        1,615         3,806        5,402
                                                                              ----------   ----------   -----------  -----------
        Total cost of sales and expenses                                       6,380,067    5,384,601    18,593,072   13,968,669
                                                                              ----------   ----------   -----------  -----------

INCOME BEFORE INCOME TAXES                                                       160,733       88,936       549,045      215,035

INCOME TAXES                                                                      57,864       32,016       197,656       77,412
                                                                              ----------   ----------   -----------  -----------

NET INCOME                                                                       102,869       56,920       351,389      137,623
                                                                              ----------   ----------   -----------  -----------

OTHER COMPREHENSIVE (LOSS) INCOME:
   Cash flow hedges:

      Reclassification adjustment for derivative losses included in net
         income, net of related income taxes of $39, $43, $127, and $130              70           77           225          232

      Foreign currency translation (loss) gain, net of related income taxes
         of $(83), $(86), $591 and $(86)                                            (147)        (154)        1,050         (154)
                                                                              ----------   ----------   -----------  -----------

OTHER COMPREHENSIVE (LOSS) INCOME                                                    (77)         (77)        1,275           78
                                                                              ----------   ----------   -----------  -----------

COMPREHENSIVE INCOME                                                          $  102,792   $   56,843   $   352,664  $   137,701
                                                                              ==========   ==========   ===========  ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

                                                                                   ACCUMULATED
                                                                                      OTHER
                                     COMMON STOCK       ADDITIONAL    RETAINED    COMPREHENSIVE
                                SHARES        AMOUNT     CAPITAL      EARNINGS    (LOSS) INCOME    TOTAL
                                ------        ------     -------      --------    -------------    -----
BALANCE, DECEMBER 31, 2002             1   $        1   $1,659,698   $  925,114    $  (25,655)   $2,559,158

Net income                             -            -            -      351,389             -       351,389

Other comprehensive income             -            -            -            -         1,275         1,275

Dividends paid                         -            -            -     (500,000)            -      (500,000)

                              ----------   ----------   ----------   ----------    ----------    ----------

BALANCE, SEPTEMBER 30, 2003            1   $        1   $1,659,698   $  776,503    $  (24,380)   $2,411,822
                              ==========   ==========   ==========   ==========    ==========    ==========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                       NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                 --------------------------
                                                                    2003            2002
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $  351,389      $  137,623
  Depreciation and amortization                                     245,397         220,983
  Other adjustments to reconcile net income to
    net cash provided by operating activities                       180,203          55,083
  Changes in operating assets and liabilities                        69,373          68,713
                                                                 ----------      ----------
           Net cash provided by operating activities                846,362         482,402
                                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (315,105)       (478,053)
  Proceeds from sales of property, plant and equipment                3,845             718
  Increase in restricted cash                                        (1,162)        (33,507)
  Investments in LYONDELL-CITGO Refining LP                         (17,083)        (28,700)
  Investments in and advances to other affiliates                    (2,537)        (19,237)
                                                                 ----------      ----------
            Net cash used in investing activities                  (332,042)       (558,779)
                                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term bank loans                                 -         119,000
  Net repayments of revolving bank loans                           (279,300)       (154,000)
  (Payments on) proceeds from loans from affiliates                 (39,000)         37,000
  Proceeds from senior notes due 2011                               546,590               -
  Proceeds from senior secured term loan                            200,000               -
  (Payments on) proceeds from tax-exempt bonds                     (126,050)         62,501
  Payments on taxable bonds                                         (90,000)        (25,000)
  Payments of capital lease obligations                             (11,860)         (9,901)
  Payments on master shelf agreement senior notes                   (50,000)        (25,000)
  Repurchase of senior notes due 2006                               (47,500)              -
  Repayments of other debt                                                -          (8,312)
  Dividend paid                                                    (500,000)              -
  Debt issuance costs                                               (19,136)              -
                                                                 ----------      ----------
            Net cash used in financing activities                  (416,256)         (3,712)
                                                                 ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     98,064         (80,089)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       33,025         104,362
                                                                 ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  131,089      $   24,273
                                                                 ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
        Interest, net of amounts capitalized                     $   66,578      $   48,077
                                                                 ==========      ==========
        Income taxes (net of refunds of $45,000 and $51,381)     $   45,305      $  (45,293)
                                                                 ==========      ==========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

1.   BASIS OF PRESENTATION

     The financial information for CITGO Petroleum Corporation ("CITGO" or "the Company") subsequent to December 31, 2002 and with respect to the interim three-month and nine-month periods ended September 30, 2003 and 2002 is unaudited. In management's opinion, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2002 on Form 10-K/A, dated September 8, 2003, for additional information.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at December 31, 2004 to variable interest entities in which a nonpublic enterprise, as defined, holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. CITGO, which meets the definition of a nonpublic enterprise in FIN 46, expects that the application of FIN 46 at December 31, 2004 to variable interest entities in which it acquired an interest before February 1, 2003 will not have a material impact on its financial position or results of operations.

     CITGO holds a 49.5% partnership interest in Nelson Industrial Steam Company ("NISCO"), a variable interest entity. NISCO operates a qualified cogeneration facility in Louisiana. NISCO had total assets of approximately $179 million at December 31, 2002 and revenue of approximately $72 million for the year ended December 31, 2002. CITGO, along with certain other partners, indirectly purchases electricity produced by NISCO. In addition to its partnership interest, CITGO provides a limited guarantee on behalf of NISCO. See Note 8 for CITGO's estimate of its maximum exposure to loss as a result of its involvement with NISCO.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain issues from SFAS No. 133 which have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. The changes in principle effective with the adoption of SFAS No. 149 did not have a material effect on the Company's statements of financial position and results of operation.

3.   ACCOUNTS RECEIVABLE

     On February 28, 2003, the Company established a new accounts receivable sales facility. This facility allows for the non-recourse sale of an interest in trade accounts receivable meeting specified requirements to independent third parties. A maximum of $200 million in accounts receivable may be sold at any one time. At September 30, 2003, no accounts receivable sold through this facility remained outstanding.

4.   INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                           SEPTEMBER 30,
                              2003        DECEMBER 31,
                           (UNAUDITED)       2002
                           ------------   ------------
                                (000S OMITTED)
Refined products           $  582,799     $  781,495
Crude oil                     291,491        221,422
Materials and supplies         87,816         87,998
                           ----------     ----------

                           $  962,106     $1,090,915
                           ==========     ==========

5.   RESTRICTED CASH

     Restricted cash of approximately $25 million at September 30, 2003 is related to tax-exempt industrial revenue bonds and a product sales and option agreement.

     CITGO issued $30 million of tax-exempt environmental facilities revenue bonds in June 2002 and $39 million in May 2003. The proceeds from these bonds will be used for spending on qualified projects at the Lemont and Corpus Christi refineries. Restricted cash of approximately $14 million at September 30, 2003 represents highly liquid investments held in trust accounts in accordance with these bond agreements. Funds may be released solely to finance the qualified capital expenditures as defined in the related bond agreements.

     Restricted cash of approximately $11 million at September 30, 2003 relates to a product sales and option agreement and represents highly liquid investments held in accordance with a contract related to that product sales and option agreement.

6.   LONG-TERM DEBT AND FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                                  SEPTEMBER 30,
                                                                      2003         DECEMBER 31,
                                                                   (UNAUDITED)         2002
                                                                  -------------    ------------
                                                                          (000S OMITTED)
Revolving bank loans                                               $        -       $  279,300

Senior Secured Term Loan, due 2006 with variable interest rate        200,000                -

Senior Notes, $200 million face amount, due 2006 with
   interest rate of 7-7/8%                                            149,941          199,898

Senior Notes, $550 million face amount, due 2011 with
    interest rate of 11-3/8%                                          546,841                -

Private Placement Senior Notes, due 2003 to 2006 with
   interest rate of 9.30%                                              45,455           45,455

Master Shelf Agreement Senior Notes, due 2003 to
   2009 with interest rates from 7.17% to 8.94%                       185,000          235,000

Tax Exempt Bonds, due 2004 to 2033 with variable
   and fixed interest rates                                           299,826          425,872

Taxable Bonds, due 2026 to 2028 with variable interest rates           25,000          115,000
                                                                   ---------        ----------
                                                                    1,452,063        1,300,525
Current portion of long-term debt                                     (31,364)        (190,664)
                                                                   ---------        ----------

                                                                   $1,420,699       $1,109,861
                                                                   ==========       ==========

     CITGO's revolving bank loan agreements with various banks consist of (i) a $260 million, three-year, revolving bank facility, maturing in December 2005; and (ii) a $260 million, 364-day, revolving bank facility, maturing in December 2003. CITGO does not intend to replace the $260 million, 364-day, revolving bank facility when it matures.

     On May 15, 2003, CITGO issued $39 million of tax-exempt revenue bonds due 2008. The proceeds of those bonds will be used for spending on qualified projects at the Corpus Christi refinery.

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

     The taxable and tax-exempt bonds are supported by letters of credit. CITGO repurchased $90 million of taxable bonds and $165 million of tax-exempt bonds due to the non-renewal of these letters of credit in the nine-month period ending September 30, 2003. We will seek to reissue these bonds, with replacement letters of credit in support or, alternatively, we will seek to replace these bonds with new bonds that will not require letter of credit support.

     Our various debt instruments require maintenance of a specified minimum net worth and impose restrictions on our ability to: incur additional debt unless we meet specified interest coverage and debt to capitalization ratios; place liens on our property, subject to specified exceptions; sell assets, subject to specified exceptions; make restricted payments, including dividends, repurchases of capital stock and specified investments; and merge, consolidate or transfer assets. CITGO is in compliance with its covenants under its debt financing arrangements at September 30, 2003.

7.   INVESTMENT IN LYONDELL-CITGO REFINING LP

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

     CITGO has a note receivable from LYONDELL-CITGO of approximately $35 million at September 30, 2003 and December 31, 2002. The note bears interest at 1.95% at September 30, 2003. Principal and interest are due in December 2004. Accordingly, this note and the related accrued interest is included in the balance sheet caption other assets in the accompanying consolidated balance sheets.

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                      (000s omitted)
                                                                September 30,   December 31,
                                                                    2003           2002
                                                               --------------   ------------
                                                                 (Unaudited)
Carrying value of investment                                     $  441,010      $  518,279
Notes receivable                                                     35,278          35,278
Participation interest                                                   41%             41%

Summary of LYONDELL-CITGO's financial position:
   Current assets                                                $  246,000      $  357,000
   Non current assets                                             1,328,000       1,400,000
   Current liabilities:
        Distributions payable to partners                             8,000         181,000
        Current portion of long-term debt                           450,000               -
        Other                                                       313,000         333,000
   Noncurrent liabilities (including long-term debt of $0 at
       September 30, 2003 and $450,000 at December 31, 2002)        380,000         840,000
   Partners' capital                                                423,000         403,000

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                   2003              2002
                                                               ------------      -------------
                                                                         (Unaudited)
Equity in net income                                             $   56,552      $   56,127
Cash distribution received                                          150,904          80,137

Summary of LYONDELL-CITGO's operating results:
   Revenue                                                       $3,117,794      $2,435,792
   Gross profit                                                     224,145         216,499
   Net income                                                       155,360         153,969

     On December 11, 2002, LYONDELL-CITGO completed a refinancing of its working capital revolver and its term bank loan. The new term loan and working capital revolver mature in June 2004 and are shown above in current liabilities.

8.   COMMITMENTS AND CONTINGENCIES

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

     In September 2002, a Texas court ordered the Company to pay property owners and their attorneys approximately $6 million based on an alleged settlement of class action property damage claims as a result of alleged air, soil and groundwater contamination from emissions released from the Company's Corpus Christi, Texas refinery. CITGO has appealed the ruling to the Texas Court of Appeals.

     CITGO is a defendant in a number of state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a component of gasoline. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek testing and monitoring, remediation and/or restoration of groundwater and drinking water sources, and other equitable relief.

     Pending Litigation

     - New York: Four actions are currently pending against the Company, and others, in New York state courts. Two have been filed by individual property owners, one has been filed by a public water supplier, and one is a purported class action on behalf of private well owners in two New York communities. The Company has moved to dismiss each of the cases.

     - Illinois: The Company is defending two actions pending in Illinois state court (Madison County). One is a purported class action on behalf of Illinois private well owners. The other case was filed by the Village of East Alton alleging contamination of its public water supplies. Both cases are scheduled for trial in the fall of 2004.

     New developments

     The Company has learned that approximately 50 new MTBE lawsuits have been filed in state courts in Illinois, New York, New Hampshire, Connecticut, Massachusetts, Florida, Iowa, Indiana and California since September 30, 2003. To date, CITGO has been served in approximately ten of these cases, in Connecticut, New Hampshire, Illinois, Indiana and New York. The Connecticut, Indiana and New York lawsuits were filed on behalf of public water suppliers and allege MTBE contamination of public drinking water sources. The Illinois lawsuit is a putative nationwide class action on behalf of all public water suppliers and alleges MTBE contamination of public drinking water sources. The New Hampshire case was filed by the New Hampshire State Attorney General to protect the state's water resources. The lawsuit seeks restoration and remediation, monitoring and testing of all public and private water supplies in the state, as well as compensatory and punitive damages, and fines.

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

     At September 30, 2003, CITGO's balance sheet included an accrual for lawsuits and claims of $25 million compared with $23 million at December 31, 2002. The increase in the accrual is due primarily to a revision in the estimated cost to CITGO in resolving various lawsuits and claims. In addition, CITGO estimates that an additional loss of $3 million is reasonably possible in connection with such lawsuits and claims.

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

     In 1992, the Company reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at its Lake Charles refinery by 1994. A mutually acceptable closure plan was filed with the LDEQ in 1993. The Company and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods. The remediation commenced in December 1993. In 1997, CITGO presented a proposal to the LDEQ revising the 1993 closure plan. In 1998 and 2000, CITGO submitted further revisions as requested by the LDEQ. The LDEQ issued an administrative order in June 2002 that addressed the requirements and schedule for proceeding to develop and implement the corrective action or closure plan for these surface impoundments and related waste units. Compliance with the terms of the administrative order has begun. CITGO has incurred remediation costs to date related to these surface impoundments of approximately $45 million. Based on currently available information and proposed remedial approach, CITGO currently anticipates closure and post-closure costs related to these surface impoundments and related solid waste management units to range from $36 million to $41 million.

     The Texas Commission on Environmental Quality ("TCEQ") and CITGO have reached agreement in principle on the general terms of a settlement agreement that is intended to resolve all outstanding enforcement issues between the Company and the TCEQ related to the Corpus Christi Refinery. This settlement includes all issues which have been the subject of prior, pending or threatened enforcement proceedings by the TCEQ. Although the complete terms of the settlement have not yet been finalized in an Agreed Order between the TCEQ and CITGO, CITGO estimates that the capital expenditures and penalties that will be required under the settlement will range up to an aggregate of $21 million, to be incurred over a period of years.

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

     In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits or installing new control equipment under the NSR provisions of the CAA. The NOVs followed inspections and formal information requests regarding the Company's Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois refineries. Since mid-2002, CITGO has been engaged in global settlement negotiations with the United States. The settlement negotiations have focused on different levels of air pollutant emission reductions and the merits of various types of control equipment to achieve those reductions. No settlement agreement, or agreement in principal, has been reached. Based primarily on the costs of control equipment reported by the United States and other petroleum companies and the types and number of emission control devices that have been agreed to in previous petroleum companies' NSR settlements with the United States, CITGO estimates that the capital costs of a settlement with the United States could be approximately $200 million. Any such capital costs would be incurred over a period of years, anticipated to be from 2003 to 2008. Also, this cost estimate range, while based on current information and judgment, is dependent on a number of subjective factors, including the types of control devices installed, the emission limitations set for the units, the year the technology may be installed, and possible future operational changes. The Company also may be subject to possible penalties. If settlement discussions fail, CITGO is prepared to contest the NOVs. If CITGO is found to have violated the provisions cited in the NOVs, it estimates the capital expenditures and penalties that might result could range up to $290 million, to be incurred over a period of years.

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

     In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging various violations of the Louisiana air quality regulations at CITGO's Lake Charles, Louisiana refinery during 2001. The majority of the alleged violations related to the leak detection and repair program. Current settlement discussions with the LDEQ are reasonably expected to include a penalty in excess of $100,000.

     At September 30, 2003, CITGO's balance sheet included an environmental accrual of $63 million compared with $68 million at December 31, 2002. The decline in the accrual is due primarily to a revision of the Company's estimated share of costs related to a site which is still under investigation by the U.S. EPA. In addition, CITGO estimates that an additional loss of $15 million is reasonably possible in connection with environmental matters.

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

     DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of September 30, 2003 CITGO's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options and over-the-counter swaps. At September 30, 2003, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $21 million and $13 million, respectively, related to the fair values of open commodity derivatives.

     CITGO has also entered into various interest rate swaps to manage the Company's risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 2003, based on the estimated amount that the Company would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Company considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

     GUARANTEES - As of September 30, 2003, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an affiliate, bank debt of an equity investment, bank debt of customers, customer debt related to the acquisition of marketing equipment and financing debt incurred by an equity investment as shown in the following table:

                                                                    EXPIRATION
                                                                       DATE
                                               (000s omitted)       ------------
Letters of credit                                 $ 32,981          2003 - 2004

Bank debt
       Affiliate                                    10,000          2003 - 2004
       Equity investment                             5,500             2004
       Customers                                     2,393          2005 - 2009

Financing debt
       Customer equipment acquisition                1,306          2003 - 2007
       Equity investment - NISCO                    11,894             2008
                                                  --------

       Total                                      $ 64,074
                                                  ========

     In each case, if the debtor fails to meet its obligation, CITGO could be obligated to make the required payment. The Company has not recorded any amounts on the Company's balance sheet relating to these guarantees.

     In the event of debtor default on the letters of credit, CITGO has been indemnified by PDV Holding, Inc. ("PDV Holding"), the direct parent of PDV America. In the event of debtor default on the affiliate's and equity investment bank debt, CITGO has no recourse. In the event of debtor default on customer bank debt, CITGO generally has recourse to personal guarantees from principals or liens on property, except in one case, in which the guaranteed amount is $170 thousand, CITGO has no recourse. In the event of debtor default on financing debt incurred by customers, CITGO would receive an interest in the equipment being financed after making the guaranteed debt payment. In the event of debtor default on financing debt incurred by an equity investee, CITGO has no recourse.

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

9.   RELATED PARTY TRANSACTIONS

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

     In August 2002, three affiliates entered into agreements to advance excess cash to the Company from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus .875% payable quarterly. Amounts outstanding on these notes at December 31, 2002 were $5 million, $30 million and $4 million from PDV Texas, PDV America and PDV Holding, respectively. At September 30, 2003, there was no outstanding balance on these notes.

10.  INSURANCE RECOVERIES

     On August 14, 2001, a fire occurred at the crude oil distillation unit of the Lemont refinery. A new crude unit was operational at the end of May 2002.

     On September 21, 2001, a fire occurred at the hydrocracker unit of the Lake Charles refinery. Operations at the hydrocracker resumed on November 22, 2001.

     The Company recognizes property damage insurance recoveries in excess of the amount of recorded losses and related expenses, and business interruption insurance recoveries when such amounts are realized. During the three-month periods ended September 30, 2003 and 2002, the Company recorded $2 million and $46 million, respectively, of insurance recoveries primarily related to these fires. During the nine-month periods ended September 30, 2003 and 2002, the Company recorded $146 million and $257 million, respectively, of insurance recoveries primarily related to these fires. The Company received cash proceeds of $20 million and $49 million during the three-month periods ended September 30, 2003 and 2002. The Company received cash proceeds of $146 million and $292 million during the nine-month periods ended September 30, 2003 and 2002. In July 2003, the Company received the final payment related to the Lemont fire.

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

     We generated net income of $102.9 million on total revenue of $6.5 billion in the quarter ended September 30, 2003 compared to a net income of $56.9 million on total revenue of $5.5 billion for the same period last year. We generated net income of $351.4 million on revenue of $19.1 billion in the nine months ended September 30, 2003 compared to net income of $137.6 million on total revenue of $14.2 billion for the same period last year. (See "Gross margin").

RESULTS OF OPERATIONS

     The following table summarizes the sources of our sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 2003 and 2002:

                        CITGO SALES REVENUES AND VOLUMES


                                            THREE MONTHS        NINE MONTHS         THREE MONTHS        NINE MONTHS
                                         ENDED SEPTEMBER 30  ENDED SEPTEMBER 30  ENDED SEPTEMBER 30  ENDED SEPTEMBER 30
                                         ------------------  ------------------  ------------------  ------------------
                                           2003      2002      2003      2002      2003      2002      2003      2002
                                           ----      ----      ----      ----      ----      ----      ----      ----
                                                    ($ in millions)                      (gallons in millions)

Gasoline                                 $ 3,831   $ 3,363   $10,727   $ 8,432     3,918     4,056    11,272    11,014
Jet fuel                                     513       359     1,451       991       640       479     1,734     1,483
Diesel/#2 fuel                             1,173       899     4,043     2,439     1,479     1,232     4,762     3,724
Asphalt                                      238       245       514       468       331       353       689       707
Petrochemicals and industrial products       570       379     1,653     1,053       662       555     1,915     1,593
Lubricants and waxes                         157       143       448       422        67        67       194       195
                                         -----------------   -----------------   -----------------   -----------------
        Total refined product sales        6,482     5,388    18,836    13,805     7,097     6,742    20,566    18,716
Other sales and adjustments                   20        23        63        70
                                         -----------------   -----------------   -----------------   -----------------
        Total sales                      $ 6,502   $ 5,411   $18,899   $13,875     7,097     6,742    20,566    18,716
                                         =================   =================   =================   =================

     The following table summarizes our cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 2003 and 2002:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                               THREE MONTHS                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                            ---------------------       ---------------------
                                                              2003         2002           2003         2002
                                                            -------       -------       -------       -------
                                                                              ($ in millions)
Crude oil                                                   $ 1,724       $ 1,641       $ 5,110       $ 3,827
Refined products                                              3,577         2,876        10,409         7,556
Intermediate feedstocks                                         481           352         1,420         1,104
Refining and manufacturing costs                                323           314           963           900
Other operating costs, expenses and inventory changes           162           116           382           307
                                                            -------       -------       -------       -------
         Total cost of sales and operating expenses         $ 6,267       $ 5,299       $18,284       $13,694
                                                            =======       =======       =======       =======

     Sales revenues and volumes. Sales increased $1.1 billion, or approximately 20%, in the three-month period ended September 30, 2003 as compared to the same period in 2002. This increase was due to an increase in average sales price of 14% and an increase in sales volume of 5%. Sales increased $5.0 billion, or approximately 36%, in the nine-month period ended September 30, 2003 compared to the same period in 2002. This increase was due to an increase in average sales price of 24% and an increase in refined product sales volume of 10%. (See CITGO Sales Revenues and Volumes table above.)

     Equity in earnings of affiliates. Equity in earnings of affiliates increased by $7 million for the three-month period ended September 30, 2003 and increased $3 million for the nine-month period ended September 30, 2003 as compared to the same period in 2002. The increase in the three-month period was due primarily to an increase in the earnings of LYONDELL-CITGO, our share of which increased $8 million. The increase in LYONDELL-CITGO'S earnings was primarily due to improved refinery margins during the third quarter of 2003 as compared to the same period in 2002.

     Insurance recoveries. We recorded insurance recoveries of $2 million in the three months ended September 30, 2003 and $146 million in the nine months ended September 30, 2003. The recoveries for the nine-month period related primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. The crude unit was destroyed and the refinery's other processing units were temporarily taken out of production. These recoveries are, in part, reimbursements for expenses incurred in 2002 and 2001 to mitigate the effect of the fire on our earnings. We do not expect any additional insurance recoveries related to the Lemont fire.

     Cost of sales and operating expenses. Cost of sales and operating expenses increased by $968 million or 18%, in the quarter ended September 30, 2003 as compared to the same period in 2002. Cost of sales and operating expenses increased by $4.6 billion or 34%, in the nine months ended September 30, 2003 as compared to the same period in 2002. (See CITGO Cost of Sales and Operating Expenses table above.)

     We purchase refined products to supplement the production from our refineries to meet marketing demands and resolve logistical issues. Refined product purchases represented 57% and 54% of total cost of sales and operating expenses for the third quarter of 2003 and 2002, respectively and 57% and 55% for the nine-months of 2003 and 2002, respectively. We estimate margins on purchased products, on average, are lower than margins on produced products due to the fact that we can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from our produced products and margins may vary due to market conditions and other factors beyond our control. As such, it is not practical to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, we do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond our control which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

     Gross margin. The gross margin for the three-month period ended September 30, 2003 was approximately 3.3 cents per gallon, compared to approximately 1.7 cents per gallon for the same period in 2002. The gross margin for the nine-month period ended September 30, 2003 was approximately 3.0 cents per gallon, compared to less than one cent per gallon for the same period in 2002. The revenue per gallon component in the three-month period ended September 30, 2003 increased approximately 14% and the cost per gallon component increased approximately 12%. As a result, the gross margin increased approximately 1.7 cents on a per gallon basis in the quarter ended September 30, 2003 compared to the same period in 2002. In the nine-month period ended September 30, 2003, the revenue per gallon component increased approximately 24% and the cost per gallon component increased approximately 22%. As a result, the gross margin increased approximately 2.0 cents on a per gallon basis in the nine months ended September 30, 2003 compared to the same period in 2002. The gross margin is directly affected by changes in selling prices relative to changes in costs. An increase or decrease in the price for crude oil, feedstocks and blending products generally results in a corresponding increase or decrease in prices for refined products. Generally, the effect of changes in crude oil and feedstock prices on our consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. However, in the first nine months of 2002, there was a substantial decrease in sales price without an equivalent decrease in refined product costs resulting in a significant negative impact on our gross margin and earnings.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 20% from $67 million in the third quarter of 2002 to $81 million in the third quarter of 2003. Selling, general and administrative expenses remained relatively flat at $219 million in the first nine months of 2002 compared to $218 million in the same period in 2003. The increase in selling, general and administrative expenses during the quarter ended September 30, 2003 is primarily related to an increase in labor burden, incentive compensation, and expenses related to an early retirement program.

     Interest expense. Interest expense increased by $13 million in the three-month period ended September 30, 2003 and increased $35 million in the nine-month period ended September 30, 2003 as compared to the same period in 2002. This was primarily due to the net increase in the outstanding debt balance and higher overall interest rates resulting from the issuance of the $550 million senior notes and the closing of the $200 million secured term loan in February 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated net cash provided by operating activities totaled approximately $846 million for the nine-month period ended September 30, 2003. Operating cash flows were derived primarily from net income of $351 million, depreciation and amortization of $245 million, distributions in excess of equity in earnings of affiliates of $100 million, increase in deferred taxes of $54 million, and changes in operating assets and liabilities of $69 million. The more significant changes in operating assets and liabilities include an increase in notes and accounts receivable and a decrease in current liabilities offset, in part, by a decrease in inventory.

     Net cash used in investing activities in the nine month period ended September 30, 2003 totaled $332 million consisting primarily of capital expenditures of $315 million. These capital expenditures consisted of:

                                     Three         Nine
                                     Months       Months
                                   ---------     ---------
                                   Ended September 30, 2003
                                   ------------------------
                                        ($ in millions)
Regulatory requirements            $      75     $     198
Maintenance capital projects              10            42
Strategic capital expenditures            21            75
                                   ---------     ---------

   Total capital expenditures      $     106     $     315
                                   =========     =========

     Net cash used by financing activities totaled $416 million for the nine-month period ended September 30, 2003, consisting primarily of the payment of a $500 million dividend payment to PDV America, the repayments of $279 million on revolving bank loans; the repurchase of $126 million of tax-exempt bonds; the repurchase of $90 million of taxable bonds; the repurchase of $50 million of our 7-7/8% senior notes due 2006 for a cash payment of $47.5 million; the payment of $50 million on master shelf agreement notes; the repayment of loans from affiliates of $39 million; $19 million in debt issuance costs associated with the 11-3/8% senior notes due 2011, the senior secured loan, and the repurchase of taxable and tax-exempt bonds; and capital lease payments of $12 million. These payments were offset by proceeds from our senior secured term loan of $200 million and the proceeds from our 11-3/8% senior notes due in 2011 of $547 million.

     As of September 30, 2003, capital resources available to us included cash on hand totaling $131 million generated by operations and other sources, and available borrowing capacity under our committed bank facilities of $517 million. Our management believes that we have sufficient capital resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term and to meet currently anticipated future obligations as they arise. We periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. Our ability to obtain such financing will depend on numerous factors, including market conditions and our perceived creditworthiness at that time. (See also "Factors Affecting Forward Looking Statements".)

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

     We are in compliance with our covenants under our debt financing arrangements at September 30, 2003.

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

     Internally generated cash flow, together with borrowings available under our credit facilities, are expected to be sufficient to fund capital expenditures during the remainder of 2003. In addition, we have taken steps to reduce our capital expenditures in 2003 by approximately $250 million, resulting in budgeted total 2003 expenditures of $460 million, and will reassess the economics of the postponed projects at a later date. Of the $250 million spending reduction, 60% was discretionary, 27% was maintenance of the business and 13% was regulatory. The regulatory and maintenance of the business projects will be completed under a delayed schedule. Discretionary spending will be restarted in 2004 as funds become available. Finally, we are continuing to review the timing and amount of scheduled expenditures under our planned capital spending programs, including regulatory and environmental projects in the near term.

     We have outstanding letters of credit that support taxable and tax-exempt bonds that were issued previously for our benefit. Through September 30, 2003, we repurchased $90 million of taxable bonds and $165 million of tax-exempt bonds due to the non-renewal of these letters of credit. We will seek to reissue these bonds, with replacement letters of credit in support or, alternatively, we will seek to replace these bonds with new bonds that will not require letter of credit support. As of November 1, 2003, we have an additional $182 million of letters of credit outstanding that back or support other bond issues that we have issued through governmental entities, which are subject to renewal during the period ending September 30, 2004.

     In August 2002, three of our affiliates entered into agreements to advance excess cash to us from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, $30 million from PDV America and $10 million from PDV Holding. Amounts outstanding on these notes at December 31, 2002 were $5 million, $30 million and $4 million from PDV Texas, PDV America and PDV Holding, respectively. At September 30, 2003, there was no outstanding balance on these notes.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at December 31, 2004 to variable interest entities in which a nonpublic enterprise, as defined, holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We meet the definition of a nonpublic enterprise and expect that the application of FIN 46 at December 31, 2004 to variable interest entities in which we acquired an interest before February 1, 2003 will not have a material impact on our financial position or results of operations.

     We hold a 49.5% partnership interest in NISCO, a variable interest entity. NICSO operates a qualified cogeneration facility in Louisiana. NISCO had total assets of approximately $179 million at December 31, 2002 and revenue of approximately $72 million for the year ended December 31, 2002. We, along with certain other partners, indirectly purchase electricity produced by NISCO. In addition to our partnership interest, we provide a limited guarantee on behalf of NISCO. See
Note 8 for our estimate of our maximum exposure to loss as a result of our involvement with NISCO.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain issues from SFAS No. 133 which have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. The changes in principle effective with the adoption of SFAS No. 149 did not have a material effect on our statements of financial position and results of operation.

PROPOSED ACCOUNTING CHANGE

     The American Institute of Certified Public Accountants ("AICPA") has issued a "Statement of Position" exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. This statement also has provisions which will change the method of determining depreciable lives. The impact on future depreciation expense is not determinable at this time. The exposure draft indicates that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. The final accounting requirements are not known at this time. Currently, adoption is not expected to be required before fiscal years beginning after December 15, 2004. At September 30, 2003, we have included turnaround costs of $172 million in other assets. Our management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Introduction. We have exposure to price fluctuations of natural gas, crude oil, feedstocks, and refined products as well as fluctuations in interest rates. To manage these exposures, our management has authorized the use of commodity derivatives in a Risk Management Program. We do not attempt to manage the price risk related to all of our inventories and fixed forward commitments. As a result at September 30, 2003, we were exposed to the risk of broad market price movements with respect to a substantial portion of our current and anticipated commodity needs. We have at least 30 million barrels of current inventory and fixed forward price contracts at price risk on any given day. In addition, we have price risk on purchasing 1.8 trillion Btu of natural gas every month. As of September 30, 2003 aggregate commodity derivative positions entered into for price risk management purposes totaled 3.2 million barrels and 1.0 trillion Btu.

     Commodity Instruments. We balance our crude oil and petroleum product supply/demand and manage a portion of our price risk by entering into petroleum commodity derivatives. Generally, our risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, our policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. At September 30, 2003, none of our commodity derivatives were accounted for as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 2003

                                                                MATURITY     NUMBER OF    CONTRACT     MARKET
    COMMODITY                         DERIVATIVE                  DATE       CONTRACTS     VALUE      VALUE (4)
    ---------                         ----------                  ----     ------------   --------    ---------
                                                                           LONG/(SHORT)     ASSET/(LIABILITY)
                                                                           ------------   --------------------
                                                                                             ($ in millions)
No Lead Gasoline (1)   Futures Purchased                          2003          452       $   14.8    $   15.3
                       Futures Sold                               2003         (450)      $  (14.7)   $  (15.2)
                       Forward Purchase Contracts                 2003         6,745      $  223.8    $  223.1
                       Forward Sales Contracts                    2003        (5,203)     $ (174.3)   $ (171.1)

Distillates (1)        Futures Purchased                          2003         1,551      $   49.9    $   51.8
                       Futures Purchased                          2004         1,457      $   45.5    $   47.3
                       Futures Sold                               2003         (75)       $   (2.5)   $   (2.5)
                       OTC Call Options Purchased                 2003          12        $      -    $      -
                       OTC Put Options Purchased                  2003          12        $      -    $    0.1
                       OTC Call Options Sold                      2003         (12)       $      -    $   (0.1)
                       OTC Put Options Sold                       2003         (12)       $      -    $      -
                       OTC Swaps (Pay Fixed/Receive Float)(3)     2003           3        $      -    $      -
                       Forward Purchase Contracts                 2003          675       $   21.2    $   21.8
                       Forward Sale Contracts                     2003         (965)      $  (31.4)   $  (31.9)

Crude Oil (1)          OTC Swaps (Pay Fixed/Receive Float)(3)     2003          900       $      -    $    0.1
                       OTC Swaps (Pay Float/Receive Fixed)(3)     2003        (1,100)     $      -    $    0.2
                       Forward Purchase Contracts                 2003         1,550      $   40.2    $   43.0
                       Forward Sale Contracts                     2003        (1,032)     $  (28.3)   $  (29.9)

Natural Gas (2)        Listed Call Options Purchased              2003          100       $      -    $      -
                       Listed Call Options Sold                   2003         (100)      $      -    $      -

--------------------------------

(1)  1,000 barrels per contract

(2)  Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4)  Based on actively quoted prices.

                                  NON TRADING COMMODITY DERIVATIVES
                                OPEN POSITIONS AT SEPTEMBER 30, 2002

                                                                   MATURITY     NUMBER OF    CONTRACT     MARKET
    COMMODITY                         DERIVATIVE                     DATE       CONTRACTS     VALUE      VALUE (4)
    ---------                         ----------                     ----       ----------   --------    ---------
                                                                              LONG/(SHORT)     ASSET/(LIABILITY)
                                                                              ------------   --------------------
                                                                                                ($ in millions)
No Lead Gasoline (1)   Futures Purchased                             2002            50      $    1.7    $    1.7
                       Futures Sold                                  2002         2,902      $   99.4    $   98.1
                       Forward Purchase Contracts                    2002         5,901      $  194.7    $  204.6
                       Forward Sale Contracts                        2002         4,765      $  159.8    $  164.3

Distillates (1)        Futures Purchased                             2002         2,253      $   72.8    $   76.6
                       Futures Purchased                             2003           646      $   18.3    $   20.6
                       Futures Sold                                  2002           350      $   11.8    $   11.9
                       Futures Sold                                  2003           595      $   18.7    $   18.5
                       OTC Options Purchased                         2002            66      $      -    $    0.1
                       OTC Options Sold                              2002            66      $      -    $   (0.1)
                       Forward Purchase Contracts                    2002           812      $   26.7    $   27.3
                       Forward Sale Contracts                        2002         1,255      $   42.6    $   42.8

Crude Oil (1)          Futures Purchased                             2002         2,732      $   83.0    $   83.2
                       Futures Purchased                             2003           595      $   16.5    $   16.5
                       Futures Sold                                  2002           377      $   10.0    $   11.3
                       Futures Sold                                  2003           475      $   11.6    $   13.5
                       Listed Options Purchased                      2002           300      $      -    $      -
                       Listed Options Sold                           2002           300      $      -    $      -
                       OTC Swaps (Pay Floating/Receive Fixed)(3)     2002         1,280      $      -    $   (0.4)
                       Forward Purchase Contracts                    2002         6,794      $  178.1    $  187.0
                       Forward Sale Contracts                        2002         4,149      $  111.5    $  116.1

Natural Gas (2)        Futures Sold                                  2002            40      $    1.6    $    1.7

Propane (1)            OTC Swaps (Pay Floating/Receive Fixed)(3)     2002           300      $      -    $   (0.8)
                       OTC Swaps (Pay Floating/Receive Fixed)(3)     2003           300      $      -    $   (0.8)
                       OTC Swaps (Pay Fixed/Receive Floating)(3)     2002            75      $      -    $    0.3
                       OTC Swaps (Pay Fixed/Receive Floating)(3)     2003            75      $      -    $    0.3

--------------------------------
(1)   Thousands of barrels

(2)   Ten-thousands of mmbtu

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4)   Based on actively quoted prices.

     Debt Related Instruments. We have fixed and floating U.S. currency denominated debt. We use interest rate swaps to manage our debt portfolio toward a benchmark of 40 to 70 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing our long-term costs. At September 30, 2003 and 2002, our primary exposures were to LIBOR and floating rates on tax exempt bonds.

     For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT SEPTEMBER 30, 2003 AND 2002

                                                          NOTIONAL
                                             FIXED        PRINCIPAL
VARIABLE RATE INDEX    EXPIRATION DATE     RATE PAID       AMOUNT
-------------------    ---------------     ---------       ------
                                                      ($ in millions)
J.J. Kenny              February 2005        5.30%          $12
J.J. Kenny              February 2005        5.27%           15
J.J. Kenny              February 2005        5.49%           15
                                                            ---
                                                            $42
                                                            ===

     Changes in the fair value of these agreements are recorded in other income (expense). The fair value of the interest rate swap agreements in place at September 30, 2003, based on the estimated amount that we would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $3 million, the offset of which is recorded in the balance sheet caption other current liabilities.

     For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT SEPTEMBER 30, 2003

                                                                            EXPECTED
                           FIXED       AVERAGE FIXED       VARIABLE     AVERAGE VARIABLE
EXPECTED MATURITIES      RATE DEBT     INTEREST RATE      RATE DEBT      INTEREST RATE
-------------------      ---------     -------------      ---------      -------------
                      ($ in millions)                  ($ in millions)
       2003              $   11            9.30%            $  -                  -
       2004                  31            8.02%               -                  -
       2005                  11            9.30%               -                  -
       2006                 201            8.10%             200              7.41%
       2007                  50            8.94%               -                  -
    Thereafter              770           10.30%             178              9.39%
                         ------           ------            ----              -----
       Total             $1,074            9.74%            $378              8.34%
                         ======           ======            ====              =====

    Fair Value           $1,166                             $378
                         ======                             ====

                                DEBT OBLIGATIONS
                             AT SEPTEMBER 30, 2002

                                                                            EXPECTED
                           FIXED       AVERAGE FIXED      VARIABLE      AVERAGE VARIABLE
EXPECTED MATURITIES      RATE DEBT     INTEREST RATE      RATE DEBT      INTEREST RATE
-------------------      ---------     -------------      ---------      -------------
                      ($ in millions)                  ($ in millions)
       2002                $  11           9.30%           $ 119            3.07%
       2003                   61           8.79%             238            3.94%
       2004                   31           8.02%              16            4.81%
       2005                   11           9.30%               -                -
       2006                  252           8.06%               -                -
    Thereafter               183           7.90%             467            8.24%
                           -----           -----           -----            -----
       Total               $ 549           8.14%           $ 840            6.23%
                           =====           =====           =====            =====

    Fair Value             $ 580                           $ 840
                           =====                           =====

ITEM 4. CONTROLS AND PROCEDURES

     During the third quarter of 2003, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, the Company does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply procedures to those entities are more limited than is the case for its consolidated subsidiaries.

     As of September 30, 2003, these officers concluded that the Company's disclosure controls and procedures were effective to accomplish their objectives.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed by the following officers:

          31.1   Filed by Luis Marin, President and Chief Executive Officer.
          31.2   Filed by Eddie R. Humphrey, Chief Financial Officer.

          Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed by the following officers:

          32.1   Filed by Luis Marin, President and Chief Executive Officer.
          32.2   Filed by Eddie R. Humphrey, Chief Financial Officer.

     (b)  Reports on Form 8-K:

     A report on Form 8-K was filed with the Securities and Exchange Commission on August 18, 2003. The purpose of this report was to furnish information included in our press release on earnings for the second quarter of 2003.

     A report on Form 8-K/A was filed with the Securities and Exchange Commission on September 8, 2003 to amend the information in our report on Form 8-K filed May 2, 2003.

     A report on Form 8-K was filed with the Securities and Exchange Commission on October 28, 2003 to furnish information included in our press release of the same date clarifying certain published reports.

     A report on Form 8-K was filed with the Securities and Exchange Commission on October 31, 2003 to furnish information included in our press release on earnings for the third quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CITGO PETROLEUM CORPORATION

Date: November 10, 2003                 /s/      Larry E. Krieg
                                       ------------------------------------
                                                 Larry E. Krieg
                                       Controller (Chief Accounting Officer)

                                 EXHIBIT INDEX

     (a)  Exhibits

          Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed by the following officers:

          31.1   Filed by Luis Marin, President and Chief Executive Officer.
          31.2   Filed by Eddie R. Humphrey, Chief Financial Officer.

          Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed by the following officers:

          32.1   Filed by Luis Marin, President and Chief Executive Officer.
          32.2   Filed by Eddie R. Humphrey, Chief Financial Officer.