Form 10-K
period 2003-12-31
CITGO PETROLEUM CORP
filed 2004-03-30
CIK 1011746

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore omitting (i) the information otherwise required by Item 601 of Regulation S-K relating to a list of subsidiaries of the registrant as permitted by General Instruction (I)(2)(b), (ii) certain information otherwise required by Item 10 of Form 10-K relating to directors and executive officers as permitted by General Instruction (I)(2)(c), (iii) certain information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c) and (iv) certain information otherwise required by Item 12 of Form 10-K relating to security ownership of certain beneficial owners and management as permitted by General Instruction (I)(2)(c).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003: NONE

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $1.00 PAR VALUE                        1,000
        -----------------------------                        -----
                   (Class)                    (outstanding at February 28, 2004)

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

CITGO PETROLEUM CORPORATION

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

                                                                                               PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS...............................................      1

PART I.

Items 1. and 2.  Business and Properties...................................................      2
Item 3.       Legal Proceedings............................................................     17
Item 4.       Submission of Matters to a Vote of Security Holders..........................     18

PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters........     19
Item 6.       Selected Financial Data......................................................     20
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................................     21
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...................     35
Item 8.       Financial Statements and Supplementary Data..................................     39
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure...................................................................     40
Item 9A.      Controls and Procedures......................................................     40

PART III.

Item 10.      Directors and Executive Officers of the Registrant...........................     41
Item 11.      Executive Compensation.......................................................     41
Item 12.      Security Ownership of Certain Beneficial Owners and Management...............     41
Item 13.      Certain Relationships and Related Transactions...............................     42
Item 14.      Principal Accountant Fees and Services.......................................     43

PART IV.

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............     44

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         Except for the historical information contained in this Report, certain of the matters discussed in this Report may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Specifically, all statements under the caption "Items 1 and 2 - Business and Properties" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" pertaining to capital expenditures and investments related to environmental compliance, strategic planning, purchasing patterns of refined products and capital resources available to CITGO (as defined herein) are forward looking statements. Words such as "anticipate," "estimate," "expect," "project," "believe" and similar expressions generally identify a forward-looking statement.

         We caution readers that these forward looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from the results that are projected, expressed or implied. Some of those risks and uncertainties include:

     - the availability and cost of crude oil, feedstocks, blending components and refined products, which can affect our ability to operate our refineries and our costs;

     - accidents, interruptions in transportation, inclement weather and other events that cause unscheduled shutdowns or otherwise adversely affect our refineries, pipelines or equipment, or those of our suppliers or customers;

     - prices or demand for CITGO products, which are influenced by general economic activity, weather patterns (including seasonal fluctuations), prices of alternative fuels, energy conservation efforts and actions by competitors;

     - environmental and other regulatory requirements, which affect the content of our products and our operations, operating costs and capital expenditure requirements;

     - costs and uncertainties associated with technological change and implementation;

     -   inflation: and

     - continued access to capital markets and commercial bank financing on favorable terms, which can affect our ability to finance capital improvements, our costs and our flexibility.

     CITGO purchases approximately one-half of its crude oil requirements from Petroleos de Venezuela, S.A. (as defined herein), its ultimate parent corporation, under long-term supply agreements, and could be adversely affected should a supply disruption occur. The table on page 8 shows the history of deliveries of crude oil from PDVSA over the past three years and can be compared to contract volume deliveries shown on page 9.

         Readers are cautioned not to place undue reliance on these forward looking statements, which apply only as of the date of this Report. CITGO disclaims any duty to publicly release any revision to these forward looking statements to reflect events or circumstances after the date of this Report.

WHERE TO FIND MORE INFORMATION

         The public may read and copy any reports or other information that we file with the SEC at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the web site maintained by the SEC at http://www.sec.gov and our web site at http://www.citgo.com. Copies may be obtained from our web site free of charge.

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

         CITGO's transportation fuel customers include CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets. CITGO also sells lubricants, gasoline and distillates in various Latin American markets including Puerto Rico, Brazil, Ecuador and Mexico.

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

REFINING

         CITGO's aggregate net interest in rated crude oil refining capacity is 865 thousand barrels per day ("MBPD"). The following table shows the capacity of each refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 2003.

                             CITGO REFINING CAPACITY

                                                                              TOTAL          NET
                                                                              RATED         CITGO        SOLOMON
                                                                              CRUDE       OWNERSHIP      PROCESS
                                                                  CITGO      REFINING    IN REFINING    COMPLEXITY
                                                    OWNER        INTEREST    CAPACITY     CAPACITY        RATING
                                               --------------    --------    --------    -----------    ----------
                                                                   (%)        (MBPD)       (MBPD)

LOCATION
      Lake Charles, LA                              CITGO          100            320            320          18.2
      Corpus Christi, TX                            CITGO          100            157            157          16.5
      Lemont, IL                                    CITGO          100            167            167          11.7
      Paulsboro, NJ                                 CITGO          100             84             84             -
      Savannah, GA                                  CITGO          100             28             28             -
      Houston, TX                              LYONDELL-CITGO       41            265            109          15.5
                                                                             --------    -----------

        Total Rated Crude Refining Capacity                                     1,021            865
                                                                             ========    ===========

         The Lake Charles, Corpus Christi and Lemont refineries and the Houston refinery each have the capability to process large volumes of heavy crude oil into a flexible slate of refined products. They have Solomon Process Complexity Ratings of 18.2, 16.5, 11.7 and 15.5, respectively, as compared to an average of
14.0 for U.S. refineries in the most recently available Solomon Associates, Inc. survey. The rating is an industry measure of a refinery's ability to produce higher value products, with a higher rating indicating a greater capability to produce such products.

         The following table shows CITGO's aggregate interest in refining capacity, refinery input, and product yield for the three years ended December 31, 2003.

                         CITGO REFINERY PRODUCTION (1)

                                                                         YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                        2003                      2002                      2001
                                                ---------------------     ---------------------     --------------------
                                                                      (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END            865                       865                       865
Refinery Input
     Crude oil                                       801           84%         674           84%         737          83%
     Other feedstocks                                152           16%         131           16%         150          17%
                                                --------     --------     --------     --------     --------    --------
         Total                                       953          100%         805          100%         887         100%
                                                ========     ========     ========     ========     ========    ========

Product Yield
     Light fuels
         Gasoline                                    414           43%         379           46%         375          42%
         Jet fuel                                     75            8%          76            9%          76           8%
         Diesel/#2 fuel                              193           20%         153           19%         172          19%
     Asphalt                                          43            4%          16            2%          44           6%
     Petrochemicals and industrial products          241           25%         194           24%         228          25%
                                                --------     --------     --------     --------     --------    --------
         Total                                       966          100%         818          100%         895         100%
                                                ========     ========     ========     ========     ========    ========

UTILIZATION OF RATED CRUDE REFINING CAPACITY                       93%                       78%                      85%

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

         The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years ended December 31, 2003.

                        LAKE CHARLES REFINERY PRODUCTION

                                                                         YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                        2003                      2002                      2001
                                                ---------------------     ---------------------     --------------------
                                                                      (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END            320                       320                       320
Refinery Input
     Crude oil                                       313           85%         320           92%         317          90%
     Other feedstocks                                 56           15%          28            8%          37          10%
                                                --------     --------     --------     --------     --------    --------
          Total                                      369          100%         348          100%         354         100%
                                                ========     ========     ========     ========     ========    ========

Product Yield
     Light fuels
          Gasoline                                   179           47%         184           51%         175          48%
          Jet fuel                                    67           18%          68           19%          67          19%
          Diesel/#2 fuel                              55           15%          45           13%          62          17%
     Petrochemicals and industrial products           77           20%          60           17%          57          16%
                                                --------     --------     --------     --------     --------    --------
          Total                                      378          100%         357          100%         361         100%
                                                ========     ========     ========     ========     ========    ========

Utilization of Rated Crude Refining Capacity                       98%                      100%                      99%

         A project to increase the crude oil distillation capacity of the Lake Charles refinery by 105 MBPD is currently underway. This project is expected to be completed in 2005.

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

         The Lake Charles refinery's main petrochemical products are propylene, benzene and mixed xylenes. Industrial products include sulphur, residual fuels and petroleum coke.

         Corpus Christi, Texas Refinery. The Corpus Christi refinery processes heavy crude oil into a flexible slate of refined products. This refinery complex consists of the East and West Plants, located within five miles of each other.

         The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years ended December 31, 2003.

                       CORPUS CHRISTI REFINERY PRODUCTION

                                                                         YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                        2003                      2002                      2001
                                                ---------------------     ---------------------     --------------------
                                                                      (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END            157                       157                       157
Refinery Input
     Crude oil                                       154           71%         154           73%         154          71%
     Other feedstocks                                 62           29%          57           27%          64          29%
                                                --------     --------     --------     --------     --------    --------
          Total                                      216          100%         211          100%         218         100%
                                                ========     ========     ========     ========     ========    ========

Product Yield
     Light fuels
          Gasoline                                    95           44%          93           44%          90          42%
          Diesel/#2 fuel                              60           28%          59           28%          57          26%
     Petrochemicals and industrial products           60           28%          58           28%          69          32%
                                                --------     --------     --------     --------     --------    --------
          Total                                      215          100%         210          100%         216         100%
                                                ========     ========     ========     ========     ========    ========

Utilization of Rated Crude Refining Capacity                       98%                       98%                      98%

         CITGO operates the West Plant under a sublease agreement (the "Sublease") from Anadarko Petroleum Corporation ("Anadarko"). The basic term of the Sublease ended on January 1, 2004, but CITGO renewed the lease for a two year term and may continue to renew the Sublease for successive renewal terms through January 31, 2011. CITGO has the right to purchase the West Plant from Anadarko at the end of the basic term, the end of any renewal term, or on January 31, 2011 at a nominal price. (See Consolidated Financial Statements of CITGO - Note 14 in Item 15a).

         The Corpus Christi refinery's main petrochemical products include cumene, cyclohexane, and aromatics (including benzene, toluene and xylenes). These products are used in the manufacture of plastic and building materials.

         Lemont, Illinois Refinery. The Lemont refinery produces a flexible slate of refined products from a crude slate which includes approximately 50% heavy Canadian crude oil.

         The following table shows the rated refining capacity, refinery input and product yield at the Lemont refinery for the three years ended December 31, 2003.

                           LEMONT REFINERY PRODUCTION

                                                                         YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                         2003                      2002                     2001
                                                ---------------------     ---------------------     --------------------
                                                                      (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END            167                       167                       167
Refinery Input
     Crude oil                                       162           92%          69           73%          98          78%
     Other feedstocks                                 15            8%          25           27%          28          22%
                                                --------     --------     --------     --------     --------    --------
          Total                                      177          100%          94          100%         126         100%
                                                ========     ========     ========     ========     ========    ========

Product Yield
     Light fuels
          Gasoline                                    92           52%          54           59%          68          56%
          Diesel/#2 fuel                              43           25%          16           17%          24          20%
     Petrochemicals and industrial products           41           23%          22           24%          30          24%
                                                --------     --------     --------     --------     --------    --------
          Total                                      176          100%          92          100%         122         100%
                                                ========     ========     ========     ========     ========    ========

Utilization of Rated Refining Crude Capacity                       97%                       41%                      59%

         Petrochemical products at the Lemont refinery include benzene, toluene and xylenes, plus a range of ten different aliphatic solvents.

         In August 2001, a fire occurred at the crude oil distillation unit of the Lemont refinery. A new crude unit was operational in May 2002. See Consolidated Financial Statements of CITGO - Note 16 in Item 15a for further information.

         LYONDELL-CITGO Refining LP. Subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") are partners in LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), which owns and operates a 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 2003, CITGO's investment in LYONDELL-CITGO was $455 million. In addition, at December 31, 2003, CITGO held a note receivable from LYONDELL-CITGO in the approximate amount of $35 million. (See Consolidated Financial Statements of CITGO -- Note 3 in Item 15a). A substantial amount of the crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply agreement that expires in the year 2017. For the year ended December 31, 2002, LYONDELL-CITGO constituted a significant investment for CITGO in a 50-percent-or-less-owned person under SEC regulations. See separate financial statements for LYONDELL-CITGO in Item 15a.

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

         Crude Oil Purchases. The following chart shows CITGO's net purchases of crude oil for the three years ended December 31, 2003:

                            CITGO CRUDE OIL PURCHASES

                  LAKE CHARLES, LA    CORPUS CHRISTI, TX       LEMONT, IL         PAULSBORO, NJ         SAVANNAH, GA
                 ------------------   ------------------   ------------------   ------------------   ------------------
                 2003   2002   2001   2003   2002   2001   2003   2002   2001   2003   2002   2001   2003   2002   2001
                 ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
                       (MBPD)               (MBPD)               (MBPD)               (MBPD)               (MBPD)
SUPPLIERS
PDVSA (2)         139    125    136    134    126    138      3     11     13     39     36     39     21     22     22
Other sources     178    190    185     20     29     10    158     62     78      2      7      3      -      -      -
                 ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
     Total (1)    317    315    321    154    155    148    161     73     91     41     43     42     21     22     22
                 ====   ====   ====   ====   ====   ====   ====   ====   ====   ====   ====   ====   ====   ====   ====

(1) Total crude oil purchases do not equal crude oil refinery inputs because of changes in inventory.

(2) Includes total of contract volume and volume purchased on a spot basis. Contract volumes for each refinery are shown in the table on page 9. PDVSA works very closely with CITGO to assure total volume commitments are met.

         CITGO's largest single supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's Lake Charles, Corpus Christi, Paulsboro and Savannah refineries. The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 2003.

                  CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                       VOLUMES OF
                                                  CRUDE OIL PURCHASED
                             CONTRACT CRUDE       FOR THE YEAR ENDED
                               OIL VOLUME             DECEMBER 31,            CONTRACT
                          -----------------------    --------------------    EXPIRATION
                          BASE    INCREMENTAL (1)    2003    2002    2001       DATE
                          ----    ---------------    ----    ----    ----    ----------
                                     (MBPD)                 (MBPD)             (YEAR)
LOCATION
Lake Charles, LA (2)       120                 70     123     109     117       2006
Corpus Christi, TX (2)     130                  -     134     114     126       2012
Paulsboro, NJ (2)           30                  -      29      27      26       2010
Savannah, GA (2)            12                  -      12      12      12       2013

------------------

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

         Refined Product Purchases. The marketing and sale of refined petroleum products represents CITGO's revenue generating activity. The demand for those products in CITGO's market areas exceeds the capacity of its refineries to produce them so it purchases significant quantities of refined products from affiliated and non-affiliated suppliers. CITGO must have the right refined products in the right locations and in the right quantities in order to satisfy customer supply arrangements and market requirements. Thus, CITGO purchases and sells refined products of various grades in various locations from other suppliers. Sales of refined products are reported as revenue upon transfer of title to the buyer. Purchases of refined product are treated as acquisitions, a component of cost of sales, upon transfer of title to CITGO.

         The following table shows CITGO's purchases of refined products for the three years ended December 31, 2003.

                         CITGO REFINED PRODUCT PURCHASES

                             YEAR ENDED DECEMBER 31,
                        --------------------------------
                          2003        2002        2001
                        --------    -------     --------
                                    (MBPD)
LIGHT FUELS
     Gasoline                636         689         640
     Jet fuel                 83          61          74
     Diesel/ #2 fuel         246         239         264
                        --------    --------    --------
        Total                965         989         978
                        ========    ========    ========

         As of December 31, 2003, CITGO purchased substantially all of the gasoline, diesel/ #2 fuel, and jet fuel produced at the LYONDELL-CITGO refinery under a contract which extends through the year 2017. LYONDELL-CITGO was a major supplier in 2003 providing CITGO with 118 MBPD of gasoline, 85 MBPD of diesel/#2 fuel, and 19 MBPD of jet fuel. See "--Refining--LYONDELL-CITGO Refining LP".

         In October 1998, PDVSA V.I., Inc., an affiliate of PDVSA, acquired a 50% equity interest in HOVENSA, L.L.C. ("HOVENSA"), a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands. Under the related product sales agreement, CITGO acquired approximately 149 MBPD of refined products from the refinery during 2003, approximately one-half of which was gasoline.

MARKETING

         CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenues and volumes of each of these product categories for the three years ended December 31, 2003.

                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES

                                               YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                          --------------------------------    --------------------------------
                                            2003        2002        2001        2003        2002        2001
                                          --------    --------    --------    --------    --------    --------
                                                   ($ IN MILLIONS)                 (GALLONS IN MILLIONS)
LIGHT FUELS
    Gasoline                              $ 14,320    $ 11,758    $ 11,316      15,257      15,026      13,585
    Jet fuel                                 1,951       1,402       1,660       2,315       2,003       2,190
    Diesel / #2 fuel                         5,287       3,462       3,984       6,238       5,031       5,429
ASPHALT                                        711         597         502         990         902         946
PETROCHEMICALS AND INDUSTRIAL PRODUCTS       2,272       1,485       1,490       2,643       2,190       2,297
LUBRICANTS AND WAXES                           598         561         536         261         261         240
                                          --------    --------    --------    --------    --------    --------
      Total                               $ 25,139    $ 19,265    $ 19,488      27,704      25,413      24,687
                                          ========    ========    ========    ========    ========    ========

         Light Fuels. Gasoline sales accounted for 57% of CITGO's refined product sales in 2003, 61% in 2002, and 58% in 2001. CITGO supplies CITGO branded gasoline to approximately 14,000 independently owned and operated CITGO branded retail outlets located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply this marketing network, as the gasoline production from the Lake Charles, Corpus Christi and Lemont refineries was only equivalent to approximately 57%, 54% and 55% of the volume of CITGO branded gasoline sold in 2003, 2002 and 2001, respectively. See "--Crude Oil and Refined Product Purchases -- Refined Product Purchases".

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

         CITGO markets jet fuel directly to airline customers at 25 airports, including such major hub cities as Atlanta, Chicago, Dallas/Fort Worth and Miami.

         CITGO's delivery of light fuels to its customers is accomplished in part through 52 refined product terminals located throughout CITGO's primary market territory. Of these terminals, 42 are wholly-owned by CITGO and 10 are jointly owned. Eleven of CITGO's product terminals have waterborne docking facilities, which greatly enhance the flexibility of CITGO's logistical system. Refined product terminals owned or operated by CITGO provide a total storage capacity of approximately 21 million barrels. Also, CITGO has active exchange relationships with over 300 other refined product terminals, providing flexibility and timely response capability to meet distribution needs.

         Petrochemicals and Industrial Products. CITGO sells petrochemicals in bulk to a variety of U.S. manufacturers as raw material for finished goods. The majority of CITGO's cumene production is sold to Mount Vernon Phenol Plant Partnership, a joint venture phenol production plant in which CITGO and General Electric Company are partners. This plant produces phenol and acetone for sale primarily to the principal partner in the phenol plant for the production of plastics. Sulphur is sold to the U.S. and international fertilizer industries; cycle oils are sold for feedstock processing and blending; natural gas liquids are sold to the U.S. fuel and petrochemical industry; petroleum coke is sold primarily in international markets, through TCP Petcoke Corporation, a joint venture, for use as kiln and boiler fuel; and residual fuel blendstocks are sold to a variety of fuel oil blenders.

         Asphalt. CITGO asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and in the Midwest of the United States for use in the construction and resurfacing of roadways. CITGO delivers asphalt through three wholly-owned terminals and twenty-three leased terminals. Demand for asphalt is seasonal and peaks in the summer months.

         Lubricants and Waxes. CITGO markets many different types, grades and container sizes of lubricants and wax products, with the bulk of sales consisting of automotive oil and lubricants and industrial lubricants. Other major lubricant products include 2-cycle engine oil and automatic transmission fluid.

INTERNATIONAL OPERATIONS

         CITGO, through its wholly-owned subsidiary, CITGO International Latin America, Inc. ("CILA"), sells lubricants, gasoline and distillates in various Latin American markets including Puerto Rico, Brazil, Ecuador and Mexico.

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

EMPLOYEES

         CITGO and its subsidiaries have a total of approximately 4,000 employees, approximately 1,500 of whom are covered by union contracts. Most of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant plant and various refined product terminals. All our union contracts will expire by July 1, 2006.

ENVIRONMENT AND SAFETY

         Environment

         CITGO is subject to the federal Clean Air Act ("CAA") which includes the New Source Review ("NSR") program as well as the Title V air permitting program; the federal Clean Water Act which includes the National Pollution Discharge Elimination System program; the Toxic Substances Control Act; and the federal Resource Conservation and Recovery Act and their equivalent state programs. CITGO is required to obtain permits under all of these programs and believes it is in material compliance with the terms of these permits. CITGO does not have any material Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") liability because the former owners of many of CITGO's assets have by explicit contractual language assumed all or the material portion of CERCLA obligations related to those assets. This includes the Lake Charles refinery and the Lemont refinery.

         The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulphur gasoline and diesel fuel that required additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. Also, regulatory interpretations by the United States Environmental Protection Agency ("U.S. EPA") regarding "modifications" to refinery equipment under the NSR provisions of the CAA have created uncertainty about the extent to which additional capital and operating expenditures will be required and administrative penalties imposed.

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

         The Company's Corpus Christi, Texas refinery and current and former employees are being investigated by state and federal agencies for alleged criminal violations of federal environment statutes and regulations, including the CAA and the Migratory Bird Act. The Company is cooperating with the investigation by producing requested documents and arranging for the interview of current and former employees. The Company understands that the investigation may continue for several months at which time the government will make a final decision as to whether to seek authority to file any criminal charges. The Company believes that it has defenses to any such charges. At this time, the Company cannot predict the outcome of, or the amount or range of any potential loss that would ensue from, any such charges. The Company has entered into a settlement with the Texas Commission on Environmental Quality ("TCEQ"), which was approved by the TCEQ on February 11, 2004, regarding civil charges under applicable laws relating to a portion of these alleged violations and including all issues which have been subject of prior, pending, and threatened enforcement proceedings by the TCEQ. That settlement called for a $1.74 million payment by the Company, of which $870,000 was paid in December 2003 and the balance was paid in March 2004. Further, the settlement will require the capital expenditures by the Company which will range up to an aggregate of $21 million to be incurred over a period of years. In addition, the Company is in settlement discussions with the U.S. EPA related to civil claims under the NSR and other provisions of the CAA, which, if finalized, would also address a portion of the alleged violations of federal law discussed in this paragraph. At this time, the Company cannot predict the final outcome of these negotiations.

         In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believes these companies have contributed to contamination in the Calcasieu Estuary, near Lake Charles, Louisiana and are potentially responsible parties ("PRPs") under the CERCLA. The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and since 1999 has been conducting a remedial investigation/feasibility study ("RI/FS") under its CERCLA authority. The U.S. EPA released the draft of the remedial investigation phase of the report in May 2003. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS, subsequent remedial actions and natural resource damages. Although CITGO is still reviewing the recent remedial investigation phase of the report and its implications, CITGO submitted initial comments on the report in July 2003. Also, the EPA and the LDEQ issued a memorandum of understanding in June 2003 assigning the primary areas of responsibility between the agencies related to the Calcasieu Estuary. While the Company disagrees with many of the U.S. EPA's earlier allegations and conclusions, the Company and other industrial companies signed in December 2003, a Cooperative Agreement with the LDEQ on issues relative to the Bayou D'Inde tributary section of the Calcasieu Estuary. The Company will continue to deal separately with the LDEQ on issues relative to its refinery operations on another section of the Calcasieu Estuary. The Company still intends to contest this matter if necessary.

         In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits or installing new control equipment under the NSR provisions of the CAA. The NOVs followed inspections and formal information requests regarding the Company's Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois refineries. Since mid-2002, CITGO has been engaged in global settlement negotiations with the United States. The settlement negotiations have focused on different levels of air pollutant emission reductions and the merits of various types of control equipment to achieve those reductions. No settlement agreement, or agreement in principal, has been reached. Based primarily on the costs of control equipment reported by the United States and other petroleum companies and the types and number of emission control devices that have been agreed to in previous petroleum companies' NSR settlements with the United States, CITGO estimates that the capital costs of a settlement with the United States could be approximately $200 million. Any such capital costs would be incurred over a period of years, anticipated to be from 2004 to 2008. Also, this cost estimate range, while based on current information and judgment, is dependent on a number of subjective factors, including the types of control devices installed, the emission limitations set for the units the year the technology may be installed, and possible future operational changes. CITGO also may be subject to possible penalties. If settlement discussions fail, CITGO is prepared to contest the NOVs. If CITGO is found to have violated the provisions cited in the NOVs, it estimates the capital expenditures and penalties that might result could range up to $290 million, to be incurred over a period of years.

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

         In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging violations of the Louisiana air quality regulations at the CITGO's Lake Charles, Louisiana refinery during 2001. The majority of the alleged violations related to the leak detection and repair program. The Company is in settlement discussions with the LDEQ. The LDEQ believes this matter will be consolidated with the matters described in the previous paragraph related to the EPA's NSR enforcement initiative.

         At December 31, 2003, CITGO's balance sheet included an environmental accrual of $63 million. Results of operations reflect a decline in the accrual of $5 million during 2003 due primarily to a revision of the Company's estimated share of costs related to a site which is still under investigation by the U.S. EPA. CITGO estimates that an additional loss of $20 million is reasonably possible in connection with environmental matters.

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

         Increasingly stringent environmental regulatory provisions and obligations periodically require additional capital expenditures. During 2003, CITGO spent approximately $253 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $785 million for environmental and regulatory capital projects over the five-year period 2004-2008.

                                         2004        2005        2006        2007        2008       TOTAL
                                       --------    --------    --------    --------    --------    -------
                                                                   (IN MILLIONS)
Tier 2 gasoline (1)                    $     75    $     29    $     52    $      -    $      -    $    156
Ultra low sulfur diesel (2)                  21          57         102          18          77         275
Other environmental (3)                     111          95          94          31          23         354
                                       --------    --------    --------    --------    --------    --------
     Total regulatory/environmental    $    207    $    181    $    248    $     49    $    100    $    785
                                       ========    ========    ========    ========    ========    ========

----------
(1) In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the average sulfur content of gasoline for highway use produced at any refinery not exceed 30 parts per million during any calendar year by January 1, 2006, with a phase-in beginning January 1, 2004. In order to comply with these regulations, CITGO is installing additional hydroprocessing facilities at its refineries. (Hydroprocessing facilities remove sulfur from oil by means of a chemical reaction which occurs when the oil is mixed with hydrogen, heated and processed over a catalyst.)

(2) Spending on Ultra Low Sulfur Diesel ("ULSD") assumes the EPA will require ULSD for on-road diesel in 2006 and ULSD for off-road diesel use in 2010. The ULSD program will require CITGO to make additional capital investments at its refineries. The estimates shown here are based on the installation of traditional hydroprocessing facilities. These regulations are not final and spending could be reduced if certain alternative regulatory schemes proposed by EPA are adopted. CITGO continues to evaluate new technological innovations which may reduce the required investment.

(3) Other environmental spending assumes approximately $200 million in spending to comply with New Source Review standards under the Clean Air Act.

These estimates may vary due to a variety of factors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". See also "Factors Affecting Forward Looking Statements".

         Safety

         Due to the nature of petroleum refining and distribution, CITGO is subject to stringent federal and state occupational health and safety laws and regulations. We strive to achieve excellent safety and health performance. We believe that safety is tied directly to productivity in our facilities and financial results. We maintain comprehensive safety management systems including policies, procedures, recordkeeping, internal reviews, training, incident reviews and corrective actions. We track not only accidents, but also "near miss" events and conditions, equipment malfunctions, first aid events and medical treatments. Each employee in CITGO's facilities has a role in maintaining safe work conditions and has the authority to stop unsafe acts or unsafe conditions.

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

         In September 2002, a Texas court ordered CITGO to pay property owners and their attorneys approximately $6 million based on an alleged settlement of class action property damage claims as a result of alleged air, soil and groundwater contamination from emissions released from CITGO's Corpus Christi, Texas refinery. CITGO has appealed the ruling to the Texas Court of Appeals.

MTBE Litigation

     CITGO is a defendant in a number of federal and state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a gasoline additive. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek injunctive relief to abate the contamination. The Company intends to defend all of the MTBE lawsuits vigorously.

  State Court Litigation

  - New York: Four actions are currently pending against the Company and others in New York state courts. Two have been filed by individual property owners, one has been filed by a public water supplier, and one is a purported class action on behalf of private well owners in two New York communities. Dispositive motions are pending in all except the public water supplier case. The defendants' motion to dismiss has been denied and the parties are negotiating a scheduling order in that case. Discovery has not commenced and a trial date has not been set.

  - Illinois: The Company is defending two actions pending in Illinois state court (Madison County). One is a purported class action on behalf of Illinois private well owners. The other case was filed by the Village of East Alton alleging contamination of its public water supplies. Both cases are scheduled for trial in the fall of 2004.

  Federal Court Litigation

  Fifty-two MTBE lawsuits have been filed in state courts in Illinois, New York, New Hampshire, New Jersey, Connecticut, Massachusetts, Vermont, Florida, Iowa, Indiana, Louisiana, Virginia, Pennsylvania, Kansas and California since September 30, 2003. To date, CITGO has been served in approximately 32 of these cases in California, Connecticut, New Hampshire, Illinois, Indiana, Pennsylvania, Vermont and New York. Most of the lawsuits were filed on behalf of public water suppliers and allege MTBE contamination of public drinking water sources. The New Hampshire case was filed by the New Hampshire State Attorney General to protect the state's water resources. The lawsuit seeks restoration and remediation, monitoring and testing of all public and private water supplies in the state, as well as compensatory and punitive damages and fines. All cases are being removed to federal court, concurrent federal declaratory judgment actions are being filed by certain of the defendants in those federal courts, and Tag-Along Notices have been filed with the federal Judicial Panel on Multidistrict Litigation ("JPML") requesting transfer and consolidation of all of the cases to the Southern District of New York as part of MDL 1358, which was created in October 2000 to coordinate similar litigation (now settled) and which remains administratively open. On December 19, 2003, Judge Shira Scheindlin, to whom MDL 1358 was previously assigned, entered an order requesting that all MTBE cases, other than those pending before her, be stayed until a decision is made by the JPML whether to transfer and consolidate the cases as part of MDL 1358. Since that time, all other recently filed cases have been stayed or are expected to be stayed. Plaintiffs have moved or will move to remand each of the removed cases. Briefing of the remand motions filed in two of the cases pending before Judge Scheindlin has been completed but no decision has been entered. Briefing of the remand motions filed in the actions that have been stayed will not go forward unless and until the stay orders are lifted. No discovery has commenced.

         In August 1999, the U.S. Department of Commerce rejected a petition filed by a group of independent oil producers to apply antidumping measures and countervailing duties against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. The petitioners appealed this decision before the U.S. Court of International Trade based in New York. On September 19, 2000, the Court of International Trade remanded the case to the Department of Commerce with instructions to reconsider its August 1999 decision. The Department of Commerce was required to make a revised decision as to whether or not to initiate an investigation within 60 days. The Department of Commerce appealed to the U.S. Court of Appeals for the Federal Circuit, which dismissed the appeal as premature on July 31, 2001. The Department of Commerce issued its revised decision, which again rejected the petition, in August 2001. The revised decision was affirmed by the Court of International Trade on December 17, 2002. In February 2003, the independent oil producers appealed the decision of the Court of International Trade. On January 30, 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Court of International Trade.

         CITGO has been named as a defendant in approximately 150 asbestos lawsuits pending in state and federal courts, primarily in Louisiana, Texas and Illinois. These cases, most of which involve multiple defendants, are brought by former employees or contractor employees seeking damages for asbestos related illnesses allegedly caused, at least in part, from exposure at refineries owned or operated by CITGO in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, the plaintiffs' alleged exposure occurred over a period of years extending back to a time before CITGO owned or operated the premises at issue. In some cases, CITGO is indemnified by or has the right to seek indemnification for losses and expenses that CITGO may incur from prior owners of the refineries or employers of the claimants. In other cases, CITGO's involvement arises not from having been sued directly but because prior owners of the CITGO refineries have asserted indemnification rights against CITGO.

         CITGO is a defendant in several cases involving employees and contractor employees allegedly seriously injured at CITGO's refineries due to CITGO's alleged negligence. CITGO is vigorously defending these cases.

         At December 31, 2003, CITGO's balance sheet included an accrual for lawsuits and claims of $27 million compared with $23 million at December 31, 2002. The increase in the accrual is due primarily to a revision in the estimated cost to CITGO in resolving various lawsuits and claims. In addition, CITGO estimates that an additional loss of $5 million is reasonably possible in connection with such lawsuits and claims.

         See also "ITEMS 1. and 2. Business and Properties -- Environment and Safety" for information regarding various enforcement actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 4 of Form 10-K relating to submission of matters to a vote of security holders as permitted by General Instructions (I)(2)(c).

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

         The Company's common stock is not traded on any market. All of the Company's common stock is held by PDV America.

Dividends

         On July 25, 2003, CITGO made a $500 million dividend payment to its parent, PDV America in order to assist PDV America in making a principal payment on PDV America's $500 million, 7-7/8% senior notes due August 1, 2003. On December 28, 2003, CITGO made a $796 thousand dividend payment to PDV America.

         See Consolidated Financial Statements of CITGO - Note 10 in Item 15a for a description of restrictions applicable to dividend payments by CITGO.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical consolidated financial and operating data of CITGO as of the end of and for each of the five years in the period ended December 31, 2003. The following table should be read in conjunction with the consolidated financial statements of CITGO as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, included in "Item 8. Financial Statements and Supplementary Data".

                                                                      YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                       2003        2002        2001        2000        1999
                                                 -----------------------  ----------  -----------  ----------
                                                                       (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
    Net sales and sales to affiliates                $ 25,216    $ 19,358    $ 19,601    $ 22,157    $ 13,334
    Equity in earnings of affiliates                      118         101         109          59          22
    Other income (including insurance recoveries)         161         387          (5)        (26)        (29)
    Net revenues                                       25,496      19,846      19,705      22,190      13,328
    Income before cumulative effect of change
         in accounting principle                          439         180         392         312         122
    Net income                                            439         180         405         312         122
    Other comprehensive income (loss)                       4         (22)         (1)          1          (3)
    Comprehensive income                                  443         158         404         313         119
Ratio of Earnings to Fixed Charges (1)                   5.53x       3.66x       7.08x       5.62x       2.89x
BALANCE SHEET DATA
    Total assets                                     $  7,273    $  6,987    $  6,509    $  6,806    $  6,642
    Long-term debt (excluding current portion)(2)       1,468       1,134       1,351       1,087       1,598
    Total debt (3)                                      1,502       1,347       1,479       1,199       1,694
    Shareholder's equity                                2,501       2,559       2,401       2,476       2,385

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

         CITGO is in the refining and marketing business. We refine crude oil and other feedstocks into a variety of products which include gasoline, diesel, fuel oil, and jet fuel, petrochemicals and industrial products, lubricants and waxes, and asphalt. Products are transported from our refineries primarily by pipeline and barge and then through terminals to our customers. These products are sold to wholesale marketers, convenience stores, airlines and to other manufacturers as feedstock. We sell more of these products than we refine and as a result, we supplement our own production with purchases from others.

         We evaluate our operating performance by attention to the utilization rates of the refinery equipment, the yield of products from the crude oil input and the cost of other key components such as natural gas and electricity. We evaluate our financial performance by focusing on gross margin, i.e., the sales price of the products above the cost of crude, on products sold. We evaluate the performance of our specialty products such as petrochemicals and lubricants against the alternate use value of the hydrocarbons used to produce these products. In most cases, this alternate use value relates to the price of gasoline.

         CITGO's financial results are a function of making full use of its refining capacity, maintaining margins on the products it sells, operating its facilities in a safe manner and maintaining strong cost control wherever possible. We assess our financial condition by various liquidity measures including interest coverage, debt coverage, debt-to-capitalization, return on capital employed and available, but unused borrowing capacity.

         CITGO's primary opportunities currently are based on enhancing our revenues through increasing our crude oil refining capacity, expanding the processing capacity of other refinery equipment and increasing the sales volume of fuels and asphalt and through reduction of expenses.

         Changes in product quality specifications present the most difficult challenge to CITGO management for the intermediate term. Tier II Gasoline, Ultra Low Sulfur Diesel, Group II and III Lube base oils and high performance asphalts are all being required by the market place over the next 4 to 6 years. Some of these products are being directly mandated by regulatory agencies, others are the indirect result of regulations, but ultimately our customers will require all these products plus possibly others not currently defined.

         The challenges to being able to supply this new generation of products include: planning and executing multi-million dollar capital projects; financing these projects; and adjusting operating practices and procedures to assure reliable, high quality supplies to our customers. All this must be done without impacting our profit and efficiency improvement initiatives.

         CITGO has taken a systems approach to addressing the need for new quality products. Capital projects at our refineries have been scheduled over several years, taking advantage of flexibility written into the regulations, to avoid extreme capital spending spikes which could create financing difficulties.

         CITGO continues to evaluate technology improvements, and believes that by staggering our implementation of new quality fuels production capabilities, we will benefit from technology improvements over time. We have estimated we will spend $785 million dollars in regulatory capital between 2004 and 2008, mostly to produce new quality products. This estimate is based on the cost of current technology. We believe our systems approach to this challenge increases the likelihood that we may reduce this cost.

         The refined products business is inherently volatile, and the primary business risk for any company engaged in the business is a sudden and radical movement in market prices. Another major risk in the refined products business is operational risk, that is the risk of mechanical failure at any operating asset used to serve customers. A final area of risk is political risk. In the short term, geopolitical actions could upset the availability or price of crude oil or products creating market upsets. Over the longer term, changes in laws or regulations could radically increase the cost of being in the refined products business.

         CITGO operates to minimize our exposure to volatility in the refined products market place by avoiding significant inventory positions or forward price commitments.

         Operating risk is first addressed at CITGO by sound and stringent operating practices and procedures. However, in addition to striving for operational excellence, CITGO carries significant levels of property damage and business interruption insurance. CITGO's success in mitigating the impact of a severe fire at the Lemont, Illinois refinery in 2001 illustrates the value of insurance coverage.

         Political risk is almost impossible to totally avoid. However, CITGO's large and diverse refining and distribution system provides the flexibility to react to crude and product shortages should they occur. CITGO's Gulf Coast refineries are complex and flexible enough to process almost any type of crude oil traded on the world market. CITGO can compete for supply with any Gulf Coast refiner. Lemont currently processes primarily Canadian crude, but can be supplied from the U.S. mid-continent or the Gulf Coast if necessary. CITGO also operates product terminals with import capability in New York Harbor, Miami-Fort Lauderdale, Tampa, Boston and a number of other locations if it becomes necessary to further supplement refinery production with increased product imports.

         Political risk associated with increased regulation can only be addressed on an issue specific basis. CITGO is active in several industry and state specific associations to monitor statutory and regulatory trends which might affect the business.

         The refined products business continues to be very competitive. Industry analysts predict demand growth at 1% to 2% per year in the U.S. for the next 5 to 10 years, creating expansion opportunities for U.S. refineries which are currently operating at near capacity throughput. While this growth trend would appear to be positive for refining and marketing companies, the industry has always exhibited strong competitive tendencies, and recent corporate consolidations have resulted in cost reduction synergies and economies of scale which translated to competitive pricing in the market place.

         As noted above, the production of lower sulfur content fuels and higher quality lubricant base stocks and asphalts is definitely a trend for the future. The high capital requirements associated with facilities equipped to produce these products may lead to further consolidation of refining capacity into the hands of financially strong companies. CITGO will continue to monitor these trends and will take advantage of economic opportunities as they occur.

         Major uncertainties for CITGO generally coincide with market and political risks. While CITGO can only make educated guesses about the future of the refined products market and political actions which might affect it, the Company can prepare itself for potential contingencies. By maintaining an adequate level of financial liquidity, by assuring that its refineries and distribution assets are flexible and have multiple sources of supply and by monitoring and analyzing the market on a continuous basis, CITGO believes it is prepared to adjust to most market contingencies in ways that will not have a significant negative impact on its performance or future.

         Financially, 2003 was an excellent year for CITGO as a result of a high utilization rate of refining capacity, excellent safety performance and favorable market conditions. As CITGO continues to emphasize the importance of efficient refinery operations and its commitment to safety, we will again take advantage of expected favorable market conditions in 2004 despite significant refinery maintenance at CITGO's plants in the first quarter. However, CITGO operates in an industry subject to volatility in earnings. Conditions can change quickly and results may differ markedly from management's expectations. For example, because CITGO does not produce any of the crude oil processed at its refineries, it is exposed to the risk of supply disruption or price spikes resulting from world events. A supply disruption could require CITGO to reduce its rate of crude oil processing. This would have a negative effect on profitability. In a similar manner, a spike in crude oil prices that was not quickly followed by a similar increase in product prices would reduce profitably. In addition, reactions to perceived credit risks by CITGO's suppliers and creditors can quickly affect the Company's liquidity should credit lines or payment terms be restricted.

         In February 2003, CITGO issued $550 million of 11-3/8% unsecured senior notes due in 2011 and CITGO closed on a three year, $200 million senior secured term loan. In July 2003, CITGO made a dividend payment of $500 million to its parent, PDV America. This dividend enabled PDV America to make the principal payment on its $500 million, 7-7/8% senior notes that were due August 1, 2003.

         CITGO has sufficient liquidity (defined as cash, available borrowing capacity and access to an accounts receivable sales facility) to maintain its current operations and to complete capital projects that are underway. Estimated capital expenditures for 2004 are approximately $540 million. Of this amount, $207 million is for regulatory projects, $175 million for strategic projects and $158 million is for maintenance projects. Liquidity at year end was approximately $734 million. CITGO has no plans to issue new debt in 2004, but it will replace the debt maturing in 2004.

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

         In general, prices for refined products are influenced by the price of crude oil, feedstocks and blending components, inventory levels and consumer demand. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, inventory levels and consumer demand can create a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. Although the pricing formulas under CITGO's crude supply agreements with PDVSA are designed to provide a measure of stability to CITGO's refining margins, CITGO receives only approximately 50% of its crude oil requirements under these agreements. Therefore, a substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on CITGO's earnings and cash flows.

         CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of the factors described above, the earnings and cash flows of CITGO may experience substantial fluctuations. Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities. The following areas are those that management believes are important to the financial statements and which require significant judgment and estimation because of inherent uncertainty.

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

         Health Care Costs. The cost of providing health care to current employees and retired employees continues to increase at a significant rate. Historically, CITGO has absorbed the majority of these cost increases which reduce profitability and increase the Company's liability. There is no indication that the trend of increasing health care costs will be reversed in future periods. Recent federal legislation introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of certain retiree health care benefit plans. Authoritative guidance on the accounting for the federal subsidy is pending but CITGO expects that the net expenditure and the liability for postretirement healthcare benefits will be reduced as a result of this legislation. The Company's liability for such health care costs is based on actuarial calculations that could be subject to significant revision as the underlying assumptions regarding future health care costs and interest rates change.

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

RESULTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

         The following table summarizes CITGO's sales revenues and volumes.

                              CITGO SALES REVENUES AND VOLUMES


                                             YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                         ------------------------------   ------------------------
                                           2003       2002       2001      2003     2002     2001
                                         --------   --------   --------   ------   ------   ------
                                                  (IN MILLIONS)             (GALLONS IN MILLIONS)
Gasoline                                 $ 14,320   $ 11,758   $ 11,316   15,257   15,026   13,585
Jet fuel                                    1,951      1,402      1,660    2,315    2,003    2,190
Diesel / #2 fuel                            5,287      3,462      3,984    6,238    5,031    5,429
Asphalt                                       711        597        502      990      902      946
Petrochemicals and industrial products      2,272      1,485      1,490    2,643    2,190    2,297
Lubricants and waxes                          598        561        536      261      261      240
                                         --------   --------   --------   ------   ------   ------
   Total refined product sales           $ 25,139   $ 19,265   $ 19,488   27,704   25,413   24,687
Other sales                                    77         93        113        -        -        -
                                         --------   --------   --------   ------   ------   ------
   Total sales                           $ 25,216   $ 19,358   $ 19,601   27,704   25,413   24,687
                                         ========   ========   ========   ======   ======   ======

         The following table summarizes CITGO's cost of sales and operating expenses.

                   CITGO COST OF SALES AND OPERATING EXPENSES


                                                              YEAR ENDED DECEMBER 31,
                                                             2003       2002       2001
                                                           --------   --------   --------
                                                                   ($ IN MILLIONS)
Crude oil                                                  $  6,807   $  5,098   $  4,898
Refined products                                             14,075     11,077     10,686
Intermediate feedstocks                                       1,657      1,489      1,496
Refining and manufacturing costs                              1,307      1,233      1,113
Other operating costs and expenses and inventory changes        545        314        542
                                                           --------   --------   --------
   Total cost of sales and operating expenses              $ 24,391   $ 19,211   $ 18,735
                                                           ========   ========   ========

RESULTS OF OPERATIONS -- 2003 COMPARED TO 2002

         Sales revenues and volumes. Sales increased $5.9 billion, representing a 30% increase from 2002 to 2003. This was due to an increase in average sales price of 19% and an increase in sales volume of 9%. The primary volume increase was in diesel/#2 fuel sales. We had an increase in refinery production of diesel/#2 fuel sales due primarily to the recovery of the Lemont, Illinois refinery, as well as increased availability of product from our related parties' refineries (See Item 13. Certain Relationships and Related Transactions). This along with an increase in marketing demand led to an increase in sales of diesel/#2 fuel. (See CITGO Sales Revenues and Volumes table above.)

         Equity in earnings of affiliates. Equity in earnings of affiliates increased by approximately $17 million, or 17%, from $101 million in 2002 to $118 million in 2003. The increase was primarily attributable to an increase of $7 million from CITGO's investment in pipelines, an increase of $6 million from CITGO's investment in LYONDELL-CITGO and other earnings from affiliates of $4 million.

         Insurance recoveries. We recorded insurance recoveries of $146 million in 2003 compared to $407 million in 2002. The recoveries related primarily to a fire which occurred on August 14, 2001 at the Lemont refinery. These recoveries are, in part, reimbursements for expenses incurred in 2002 and 2001 to mitigate the effect of the fire on our earnings. We do not expect any additional insurance recoveries related to the Lemont fire.

         Other income (expense) net. Other income (expense) increased $35 million from $(20) million in 2002 to $15 million in 2003. The change relates primarily to miscellaneous income recorded during 2003 for the sale of use tax credits and a gain on the early retirement of debt. In contrast, during 2002, miscellaneous expenses were recorded primarily relating to the loss on the sale and retirement of assets.

         Cost of sales and operating expenses. Cost of sales and operating expenses increased by $5.2 billion, or 27%, from 2002 to 2003. The increase is due primarily to a 34% increase in crude oil purchases and a 27% increase in refined product purchases. The increase in crude oil purchases is due to an increase in crude oil prices and an increase in volumes purchased, which is due to the Lemont refinery's increased utilization during 2003. The increase in refined product purchases is due largely to the increase in refined product prices during 2003. (See CITGO Cost of Sales and Operating Expenses table above.)

         CITGO purchases refined products to supplement the production from its refineries to meet marketing demands and resolve logistical issues. The refined product purchases represented 58% of cost of sales for both 2003 and 2002. These refined product purchases included purchases from LYONDELL-CITGO and HOVENSA. CITGO estimates that margins on purchased products, on average, are lower than margins on produced products due to the fact that CITGO can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from CITGO produced products and margins may vary due to market conditions and other factors beyond the Company's control. As such, it is difficult to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, CITGO does not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond the control of CITGO which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

         Gross margin. The gross margin for 2003 was $825 million, or 3.3% of net sales, compared to $147 million or 0.8% of net sales, for 2002. The gross margin increased from 0.6 cents per gallon in 2002 to 3.0 cents per gallon in 2003 as a result of general market conditions and a high utilization rate of refining capacity.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $11 million, or 4 % in 2003. The increase is primarily related to an increase in benefit costs, incentive compensation, and expenses related to an early retirement program.

         Interest expense. Interest expense increased by $52 million or 78% in 2003. This was due primarily to the net increase in the outstanding debt balance and higher overall interest rates resulting from the issuance of the $550 million senior notes and the closing of the $200 million secured term loan in February 2003.

         Income taxes. CITGO's provision for income taxes in 2003 was $245 million, representing an effective tax rate of 36%. In 2002, CITGO's provision for income taxes was $96 million, representing an effective tax rate of 35%.

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

         Gross margin. The gross margin for 2002 was $147 million, or 0.8% of net sales, compared to $867 million, or 4.4% of net sales, for 2001. The gross margin decreased from 3.5 cents per gallon in 2001 to 0.6 cents per gallon in 2002 as a result of general market conditions and factors relating specifically to CITGO including operating problems, weather related shut downs and force majeure under crude oil supply contracts with PDVSA.

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

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated net cash provided by operating activities totaled approximately $995 million in 2003. Operating cash flows were derived primarily from net income of $439 million, depreciation and amortization of $334 million, deferred income taxes of $160 million, distributions in excess of equity in earnings of affiliates of $100 million and changes in working capital of $(71) million. The change in working capital is primarily the result of increases in accounts receivable and due from affiliates and decreases in accounts payable offset, in part, by decreases in inventory. The change in deferred income taxes is due primarily to changes in the alternative minimum tax credit carryforward and net operating loss carryforwards as well as recent legislation that allows increased depreciation to be taken for tax purposes. The change in distributions in excess of equity in earnings of affiliates is primarily due to the cash distributions received in 2003 from LYONDELL-CITGO, of which approximately $75 million related to distributions which were payable to CITGO at December 31, 2002. Accounts receivable increased primarily due to the fact that no accounts receivable had been sold under our accounts receivable sales facility at December 31, 2003 while $125 million had been sold under this facility at December 31, 2002. The decrease in accounts payable was primarily attributable to payables outstanding at the end of 2002 relating to both capital and turnarounds projects at the Lemont, Illinois refinery. Inventories decreased as a result of management's decision to reduce inventory volume to more closely meet current operating requirements.

         Net cash used in investing activities in 2003 totaled $418 million consisting primarily of capital expenditures of $414 million. These capital expenditures consisted of:


                                 For the year ended
                                 December 31, 2003
                                 ------------------
                                 ($ in millions)
Regulatory requirements          $              253
Maintenance capital projects                     55
Strategic capital expenditures                  106
                                                ---
   Total capital expenditures    $              414
                                                ===

         Net cash used by financing activities in 2003 totaled $408 million, consisting primarily of dividend payments of $501 million to PDV America; the repayments of $279 million on revolving bank loans; the repurchase of $93 million of tax-exempt bonds; the repurchase of $90 million of taxable bonds; the repurchase of $50 million of our 7-7/8% senior notes due 2006 for a cash payment of $47.5 million; the payment of $50 million on master shelf agreement notes; the repayment of loans from affiliates of $39 million; $20 million in debt issuance costs associated with the 11-3/8% senior notes due 2011, the senior secured loan, and the repurchase of taxable and tax-exempt bonds; capital lease payments of $24 million; and $11 million repayments on private placement senior notes. These payments were offset by proceeds from our senior secured term loan of $200 million and the proceeds from our 11-3/8% senior notes due in 2011 of $547 million.

         As of December 31, 2003, the Company and its subsidiaries had an aggregate of $1.5 billion of indebtedness outstanding that matures on various dates through the year 2033. As of December 31, 2003, the Company's contractual commitments to make principal payments on this indebtedness were $31 million, $11 million and $401 million for 2004, 2005 and 2006, respectively. As of December 31, 2003, the Company has a $260 million, three year, unsecured revolving bank loan which matures in December 2005. There was no outstanding balance under this credit agreement at December 31, 2003. As of December 31, 2003, the Company's other principal indebtedness consisted of (i) $547 million in 11-3/8% senior notes issued in 2003,

(ii) $150 million in 7-7/8% senior notes issued in 1996, (iii) a $200 million senior secured term loan, (iv) $185 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (v) $34 million in private placement senior notes issued in 1991, (vi) $332 million in obligations related to tax exempt bonds issued by various governmental units, and (vii) $25 million in obligations related to taxable bonds issued by various governmental units. (See Consolidated Financial Statements of CITGO - Notes 9 and 10 in Item 15a.)

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

         CITGO is in compliance with its obligations under its debt financing arrangements at December 31, 2003.

         Capital expenditure projected amounts for 2004 and 2005 through 2008 are as follows:

         CITGO ESTIMATED CAPITAL EXPENDITURES - 2004 THROUGH 2008


                                               2005-
                                  2004         2008
                             PROJECTED (1)   PROJECTED    TOTAL
                             -------------   ---------   -------
                                        (IN MILLIONS)
Strategic                    $         175   $     669   $   844
Maintenance                            158         378       536
Regulatory / Environmental             207         578       785
                             -------------   ---------   -------
  Total                      $         540   $   1,625   $ 2,165
                             =============   =========   =======

------------------------
(1) These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements."

         Estimated capital expenditures necessary to comply with the Clean Air Act and other environmental laws and regulations are summarized below. See "Factors Affecting Forward Looking Statements."


                                  2004     2005     2006     2007     2008     TOTAL
                                 ------   ------   ------   ------   ------   -------
                                                     (IN MILLIONS)
Tier 2 gasoline (1)              $   75   $   29   $   52   $    -   $    -   $   156
Ultra low sulfur diesel (2)          21       57      102       18       77       275
Other environmental (3)             111       95       94       31       23       354
                                 ------   ------   ------   ------   ------   -------
  Total regulatory/environmental $  207   $  181   $  248   $   49   $  100   $   785
                                 ======   ======   ======   ======   ======   =======

------------------------
(1) In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the average sulfur content of gasoline for highway use produced at any refinery not exceed 30 parts per million during any calendar year by January 1, 2006, with a phase-in beginning January 1, 2004. In order to comply with these regulations, CITGO is installing additional hydroprocessing facilities at its refineries. (Hydroprocessing facilities remove sulfur from oil by means of a chemical reaction which occurs when the oil is mixed with hydrogen, heated and processed over a catalyst.)

(2) Spending on Ultra Low Sulfur Diesel ("ULSD") assumes the EPA will require ULSD for on-road diesel in 2006 and ULSD for off-road diesel use in 2010. The ULSD program will require CITGO to make additional capital investments at its refineries. The estimates shown here are based on the installation of traditional hydroprocessing facilities. These regulations are not final and spending could be reduced if certain alternative regulatory schemes proposed by EPA are adopted. CITGO continues to evaluate new technological innovations which may reduce the required investment.

(3) Other environmental spending assumes approximately $200 million in spending to comply with New Source Review standards under the Clean Air Act.

         CITGO believes that it will have sufficient resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations and other planned expenditures as they arise. The Company periodically evaluates other sources of capital in the marketplace and anticipates that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. CITGO's ability to obtain such financing will depend on numerous factors, including market conditions, compliance with existing debt covenants and the perceived creditworthiness of the Company at that time. See also "Factors Affecting Forward Looking Statements."

         CITGO is a member of the PDV Holding consolidated Federal income tax return. CITGO has a tax allocation agreement with PDV Holding, which is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. (See Consolidated Financial Statements of CITGO -- Note 1 and Note 4 in Item 15a).

         We have outstanding letters of credit that support taxable and tax-exempt bonds that were issued previously for our benefit. Through December 31, 2003, we repurchased $90 million of taxable bonds and $165 million of tax-exempt bonds due to the non-renewal of these letters of credit. We will seek to reissue these bonds, with replacement letters of credit in support or, alternatively, we will seek to replace these bonds with new bonds that will not require letter of credit support. As of March 1, 2004 we have obtained letter of credit support for and have reissued approximately $69 million of the bonds that were repurchased during 2003. Also, as of March 1, 2004, we have an additional $219 million of letters of credit outstanding that back or support other bond issues that we have issued through governmental entities, which are subject to renewal during the period ending December 31, 2004.

         In August 2002, three of the Company's affiliates entered into agreements to advance excess cash to CITGO from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, Inc., $30 million from PDV America and $10 million from PDV Holding. There were no amounts outstanding on these notes at December 31, 2003. At December 31, 2002, the outstanding amounts under these notes were $5 million, $30 million and $4 million, respectively.

         As of December 31, 2003, CITGO had an effective shelf registration with the SEC under which it could have publicly offered up to $400 million principal amount of debt securities. Due to CITGO's current credit ratings, the shelf registration statement is not presently available.

         CITGO's senior unsecured debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

Moody's Investor's Services       Ba3
Standard & Poor's Ratings Group   BB
Fitch Investors Services, Inc.    BB-

         CITGO's secured debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

Moody's Investor's Services       Ba2
Standard & Poor's Ratings Group   BB+
Fitch Investors Services, Inc.    BB-

         CITGO's debt instruments do not contain any covenants that trigger increased costs or burdens as a result of a change in its securities ratings. However, certain of CITGO's guarantee agreements, which support approximately $33 million of PDV Texas, Inc., an affiliate, letters of credit, require CITGO to cash collateralize the applicable letters of credit upon a reduction of CITGO's credit rating below a stated level.

         CITGO believes that it has adequate liquidity from existing sources to support its operations for the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes future payments for CITGO's contractual obligations at December 31, 2003.

                             CONTRACTUAL OBLIGATIONS
                              AT DECEMBER 31, 2003


                                               2004       2005       2006       2007       2008     THEREAFTER
                                             --------   --------   --------   --------   --------   ----------
                                                                            ($ in millions)
Long-term debt (1)                           $     31   $     11   $    401   $     50   $     45   $      935
Capital lease obligations (2)                       6          6          6          6          6           11
Operating leases (3)                              105         61         42         21         15           16
Estimated crude purchase obligations (4)        2,669      2,663      2,384      1,558      1,561        4,933
Estimated product purchase obligations (5)      5,517      4,734      4,543      4,485      4,595          *
Estimated capital project spending
    commitments                                   126          -          -          -          -            -
Other commitments (6)                             310        309        257        190        190        1,211
                                             --------   --------   --------   --------   --------   ----------
Total contractual cash obligations           $  8,764   $  7,784   $  7,633   $  6,310   $  6,412   $    7,106*
                                             ========   ========   ========   ========   ========   ==========

------------------------

(1)      Includes maturities of principal, but excludes interest payments.

(2)      Includes amounts classified as interest.

(3) Represents future minimum lease payments for noncancelable operating leases.

(4) Represents an estimate of contractual crude oil purchase commitments which assure a portion of CITGO's supply requirements. These supply contracts specify minimum volumes to be purchased. Prices were estimated using actual prices paid in December 2003.

(5) Represents an estimate of contractual refined product purchase commitments which assure a portion of CITGO's supply requirements. These supply contracts specify minimum volumes to be purchased. Prices were estimated using actual prices paid in December 2003 or December 2003 market prices as appropriate.

(6) Represents an estimate of contractual commitments to purchase various commodities and services including hydrogen, electricity, steam, fuel gas and vessel freight service.

 * CITGO intends to continue purchasing a portion of its refined product supply from related parties. Such purchases currently amount to approximately $5 billion annually.

(See Consolidated Financial Statements of CITGO -- Notes 4, 10 and 14 in
Item 15a).

         The following table summarizes CITGO's contingent commitments at December 31, 2003.

                          OTHER COMMERCIAL COMMITMENTS
                              AT DECEMBER 31, 2003


                                2004     2005     2006     2007     2008    THEREAFTER
                               ------   ------   ------   ------   ------   ----------
                                                        ($ in millions)

Letters of credit (1)          $    4   $    -   $    -   $    -   $    -   $        -
Guarantees                         39        1        2        -       11            -
Surety bonds                       68        2        2        -        -            -
                               ------   ------   ------   ------   ------   ----------
Total commercial commitments   $  111   $    3   $    4   $    -   $   11   $        -
                               ======   ======   ======   ======   ======   ==========

------------------------

(1) The Company has outstanding letters of credit totaling approximately $225 million, which includes $221 million related to the Company's tax-exempt and taxable revenue bonds shown in the table of contractual obligations above.

(See Consolidated Financial Statements of CITGO -- Note 13 in Item 15a).

NEW ACCOUNTING STANDARDS

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. CITGO expects that the application of FIN 46R will not have a material impact on its financial position or results of operations.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain issues from SFAS No. 133 which have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. The changes in principle effective with the adoption of SFAS No. 149 did not have a material effect on the Company's statements of financial position and results of operations.

         The FASB's Emerging Issues Task Force Abstract No. 01-8, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-8") requires that when CITGO makes an evaluation of whether an arrangement contains a lease within the scope of Statement of Financial Accounting Standards No. 13, "Accounting for Leases", such an assessment should be based on the substance of the arrangement and should be made at inception of the arrangement based on all of the facts and circumstances. A reassessment of whether the arrangement contains a lease after the inception of the arrangement shall be made only if (a) there is a change in the contractual terms, (b) a renewal option is exercised or an extension is agreed to by the parties to the arrangement, (c) there is a change in the determination as to whether or not fulfillment is dependent on specified property, plant, or equipment, or (d) there is a substantial physical change to the specified property, plant, or equipment. A reassessment of an arrangement should be based on the facts and circumstances as of the date of reassessment, including the remaining term of the arrangement. The consensus in EITF 01-8 should be applied to (a) arrangements agreed to or committed to, if earlier, after the beginning of an entity's next reporting period beginning after May 28, 2003, (b) arrangements modified after the beginning of an entity's next reporting period beginning after May 28, 2003, and (c) arrangements acquired in business combinations initiated after the beginning of an entity's next reporting period beginning after May 28, 2003. There was no material impact upon adoption.

         In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), which revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". It retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement No. 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. (See Consolidated Financial Statements of CITGO - Note 11 in Item 15a).

PROPOSED ACCOUNTING CHANGE

         The American Institute of Certified Public Accountants ("AICPA") has issued a Statement of Position ("SOP") exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after June 15, 2003, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. Currently, the AICPA is re-deliberating its proposed SOP and expects to send a draft of the final SOP to the FASB in the second quarter of 2004 for its review. The final accounting requirements and timing of required adoption are not known at this time. At December 31, 2003, the Company had included turnaround costs of $169 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at December 31, 2003, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. As of December 31, 2003 CITGO's total crude and refined products inventory was 46 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 1.8 million barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

         Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. At December 31, 2003, none of the Company's commodity derivatives were accounted for as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2003

                                                       MATURITY   NUMBER OF      CONTRACT   MARKET
COMMODITY              DERIVATIVE                        DATE     CONTRACTS        VALUE    VALUE (2)
--------------------   -----------------------------   --------   ------------   --------   ---------
                                                                  Long/(Short)    Asset/(Liability)
                                                                  ------------   --------   ---------
                                                                                   ($ in millions)
No Lead Gasoline (1)   Futures Purchased                 2004         315        $   12.2   $    12.4
                       Futures Sold                      2004        (396)       $  (15.6)  $   (15.6)
                       Listed Call Options Purchased     2004         750        $      -   $     1.8
                       Listed Call Options Sold          2004        (750)       $      -   $    (1.2)
                       Forward Purchase Contracts        2004        2,117       $   80.2   $    83.0
                       Forward Sale Contracts            2004       (1,842)      $  (71.2)  $   (73.3)

Distillates (1)        Futures Purchased                 2004        2,211       $   73.6   $    82.7
                       Futures Purchased                 2005          4         $    0.1   $     0.1
                       Futures Sold                      2004        (400)       $  (15.3)  $   (15.4)
                       OTC Call Options Purchased        2004          6         $      -   $       -
                       OTC Put Options Purchased         2004          6         $      -   $       -
                       OTC Call Options Sold             2004         (6)        $      -   $       -
                       OTC Put Options Sold              2004         (6)        $      -   $       -
                       Forward Purchase Contracts        2004        1,643       $   60.5   $    60.7
                       Forward Sale Contracts            2004       (1,273)      $  (46.2)  $   (46.8)

Crude Oil (1)          Futures Purchased                 2004         100        $    3.3   $     3.3
                       Futures Sold                      2004        (100)       $   (3.3)  $    (3.3)
                       Forward Purchase Contracts        2004        1,287       $   39.0   $    39.4
                       Forward Sale Contracts            2004        (822)       $  (27.0)  $   (26.7)

------------------------

(1)      1,000 barrels per contract

(2)      Based on actively quoted prices.

                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2002

                                                                     MATURITY      NUMBER OF      CONTRACT          MARKET
    COMMODITY                           DERIVATIVE                     DATE        CONTRACTS       VALUE           VALUE (4)
    ---------                           ----------                     ----        ---------       ------          ---------
                                                                                  Long/(Short)        Asset/(Liability)
                                                                                  ------------  -------------------------------
                                                                                                      ($ in millions)
No Lead Gasoline (1)      Futures Purchased                            2003            564      $      19.9      $         20.6
                          Futures Sold                                 2003         (1,023)     $     (35.3)     $        (37.6)
                          Listed Options Purchased                     2003          1,225      $         -      $          4.2
                          Listed Options Sold                          2003         (2,225)     $         -      $         (5.5)
                          Forward Purchase Contracts                   2003          2,577      $      89.2      $         92.5
                          Forward Sales Contracts                      2003         (2,364)     $     (81.3)     $        (86.2)

Distillates (1)           Futures Purchased                            2003          2,227      $      73.4      $         78.7
                          Futures Purchased                            2004             31      $       0.8      $          0.9
                          Futures Sold                                 2003         (2,953)     $     (93.2)     $        (96.7)
                          OTC Options Purchased                        2003             66      $         -      $          0.1
                          OTC Options Sold                             2003            (66)     $         -      $         (0.1)
                          OTC Swaps (Pay Fixed/Receive Float) (3)      2003             12      $         -      $            -
                          OTC Swaps (Pay Float/Receive Fixed) (3)      2003            (75)     $         -      $            -
                          Forward Purchase Contracts                   2003          3,134      $     106.5      $        111.0
                          Forward Sale Contracts                       2003         (2,944)     $     (98.1)     $       (104.7)

Crude Oil (1)             Futures Purchased                            2003          1,986      $      51.2      $         54.5
                          Futures Sold                                 2003         (1,476)     $     (41.8)     $        (45.3)
                          Listed Options Purchased                     2003          2,250      $         -      $          2.3
                          Listed Options Sold                          2003         (3,150)     $         -      $         (3.1)
                          OTC Swaps (Pay Float/Receive Fixed) (3)      2003         (3,500)     $         -      $         (3.0)
                          Forward Purchase Contracts                   2003          5,721      $     160.8      $        174.4
                          Forward Sale Contracts                       2003         (4,412)     $    (129.8)     $       (137.2)

Natural Gas (2)           Listed Options Purchased                     2003             85      $         -      $          0.1
                          Listed Options Sold                          2003            (40)     $         -      $         (0.1)

Propane (1)               OTC Swaps (Pay Fixed / Receive Float) (3)    2003             75      $         -      $          0.5
                          OTC Swaps (Pay Float / Receive Fixed) (3)    2003           (300)     $         -      $         (1.5)

-------------
(1) 1,000 barrels per contract

(2) Ten-thousands of mmbtu per contract

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4) Based on actively quoted prices.

         Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio toward a benchmark of 40 to 60 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing CITGO's long-term costs. At December 31, 2003 and 2002, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

         For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT DECEMBER 31, 2003 AND 2002


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
                                                                  =====

         Changes in the fair value of these agreements are recorded in other income (expense). The fair value of the interest rate swap agreements in place at December 31, 2003, based on the estimated amount that we would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $2 million, the offset of which is recorded in the balance sheet caption other current liabilities.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2003

                                                                               EXPECTED
 EXPECTED             FIXED          AVERAGE FIXED        VARIABLE         AVERAGE VARIABLE
MATURITIES          RATE DEBT        INTEREST RATE       RATE DEBT          INTEREST RATE
----------          ---------        -------------       ---------          -------------
                 ($ in millions)                      ($ in millions)
   2004            $   31               8.02%              $    -                    -
   2005                11               9.30%                   -                    -
   2006               201               8.10%                 200                 7.17%
   2007                50               8.94%                   -                    -
   2008                25               7.17%                  20                 7.67%
Thereafter            745              10.40%                 190                 8.04%
                   ------              -----               ------                 ----
   Total           $1,063               9.74%              $  410                 7.60%
                   ======              =====               ======                 ====
Fair Value         $1,195                                  $  410
                   ======                                  ======

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2002

                                                                               EXPECTED
 EXPECTED             FIXED          AVERAGE FIXED       VARIABLE          AVERAGE VARIABLE
MATURITIES          RATE DEBT        INTEREST RATE       RATE DEBT          INTEREST RATE
----------          ---------        -------------       ---------          -------------
                 ($ in millions)                      ($ in millions)
   2003            $   61               8.79%              $  129                 2.60%
   2004                31               8.02%                  16                 3.78%
   2005                11               9.30%                 150                 5.77%
   2006               252               8.06%                   -                    -
   2007                50               8.94%                  12                 8.76%
Thereafter            183               7.50%                 405                10.22%
                   ------               ----               ------                -----
   Total           $  588               8.06%              $  712                 7.73%
                   ======               ====               ======                =====
Fair Value         $  567                                  $  712
                   ======                                  ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are included in Item 15a of this report.

QUARTERLY RESULTS OF OPERATIONS

         The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:

                                 1ST QTR.       2ND QTR.      3RD QTR.      4TH QTR.
                                                   ($ IN THOUSANDS)
2003

Sales                          $ 6,375,681    $ 6,021,068   $ 6,502,331   $ 6,317,280
                               ===========    ===========   ===========   ===========
Cost of sales and
   operating expenses          $ 6,205,790    $ 5,811,233   $ 6,267,004   $ 6,106,916
                               ===========    ===========   ===========   ===========
Gross margin                   $   169,891    $   209,835   $   235,327   $   210,364
                               ===========    ===========   ===========   ===========
Net (loss) income              $   139,811    $   108,709   $   102,869   $    87,385
                               ===========    ===========   ===========   ===========

                                 1ST QTR.       2ND QTR.      3RD QTR.      4TH QTR.
                                                   ($ IN THOUSANDS)
2002

Sales                          $ 3,671,422    $ 4,793,441   $ 5,410,571   $ 5,482,888
                               ===========    ===========   ===========   ===========
Cost of sales and
   operating expenses          $ 3,708,908    $ 4,686,882   $ 5,298,606   $ 5,516,925
                               ===========    ===========   ===========   ===========
Gross margin                   $   (37,486)   $   106,559   $   111,965   $   (34,037)
                               ===========    ===========   ===========   ===========
Net (loss) income              $   (15,581)   $    96,284   $    56,920   $    42,389
                               ===========    ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have previously reported the change that we made in our accountants during 2003. See our Current Report on Form 8-K filed June 30, 2003 (as amended by a Form 8-K/A filed July 7, 2003) and our Current Report on Form 8-K filed July 7, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

         During the fourth quarter of 2003, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, the Company does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

         Accordingly, as of December 31, 2003, these officers (principal executive officer and principal financial officer) concluded that the Company's disclosure controls and procedures were effective to accomplish their objectives.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The registrant meets the conditions set forth in General Instructions
(I)(1)(a) and (b) of Form 10-K and is therefore omitting the information otherwise required by Item 12 of Form 10-K relating to security ownership of certain beneficial owners and management as permitted by General Instruction
(I)(2)(c).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CITGO has entered into several transactions with PDVSA or affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $4.2 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 2003. At December 31, 2003, $335 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA.

         Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A., a wholly-owned subsidiary of PDVSA. In 2003, 73% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by this PDVSA subsidiary.

         LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell ("the Owners"). The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. Under this agreement, LYONDELL-CITGO purchased approximately $1.7 billion of crude oil and feedstocks at market related prices from PDVSA in 2003. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract. (See Consolidated Financial Statements of CITGO -- Notes 3 and 4 in Item 15a). Various disputes exist between LYONDELL-CITGO and the partners and their affiliates concerning the interpretation of these and other agreements between the parties relating to the operation of the refinery.

         CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 2003, in accordance with agreements between the Owners concerning such interest. CITGO held a note receivable from LYONDELL-CITGO of $35 million at December 31, 2003. The note bears interest at market rates which were approximately 1.9% at December 31, 2003. Principal and interest are due in March 2005. In addition, during 2003, CITGO converted approximately $7 million of accrued interest related to this note to investments in LYONDELL-CITGO.

         CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Cash distributions are allocated to the owners based on participation interest.

         In October 1998, PDVSA V.I., Inc., an affiliate of PDVSA, acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of CITGO -- Notes 2 and 4 in Item 15a). Pursuant to the above arrangement, CITGO acquired approximately 149 MBPD of refined products from the refinery during 2003, approximately one-half of which was gasoline.

         The refined product purchase agreements with LYONDELL-CITGO and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $4.9 billion for 2003. At December 31, 2003, $148 million was included in payables to affiliates as a result of these transactions.

         CITGO had refined product, feedstock, crude oil and other product sales of $387 million to affiliates, including LYONDELL-CITGO and Mount Vernon Phenol Plant Partnership, in 2003. At December 31, 2003, $71 million was included in due from affiliates as a result of these and related transactions.

         CITGO has guaranteed approximately $50 million of debt of certain affiliates, including $11 million related to NISCO and $33 million related to PDV Texas, Inc. (See Consolidated Financial Statements of CITGO -- Note 13 in
Item 15a).

         Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. (See Consolidated Financial Statements of CITGO -- Note 4 in Item 15a).

         In August 2002, three affiliates entered into agreements to advance excess cash to CITGO from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc., $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875% payable quarterly. There were no amounts outstanding on these notes at December 31, 2003.

         The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the members according to the agreement and bills each member accordingly. Each member records its amounts due or payable to CITGO in a related party payable account. At December 31, 2003, CITGO had net related party receivables related to federal income taxes of $35 million.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         The following table presents fees for professional audit services rendered by KPMG LLP and Deloitte & Touche LLP for the audit of the Company's financial statements for the years ended December 31, 2003 and 2002, respectively, and fees billed for other services rendered by those firms during the period they served as auditors for the Company.

                                2003                2002
                              ---------          ---------
                                      (000s omitted)
Audit fees (1)                $   2,259          $   1,090
Audit related fees                   90                 84
Tax fees                            127                157
All other fees                        -                 21
                              ---------          ---------
     Total                    $   2,476          $   1,352
                              =========          =========

--------

(1) Audit fees in 2003 include approximately $360 thousand in fees related to CITGO's registration of $550 million 11-3/8% unsecured senior notes.

         CITGO has an audit committee of its board of directors. That committee, in accordance with their pre-approval policy, pre-approves each engagement of the independent accountants for any audit or non-audit services before the accountants are engaged to render those services. A committee member has been designated to represent the entire committee for purposes of approving any services not previously approved by the committee. Any services approved by the designated committee member are reported to the full committee at the next scheduled audit committee meeting. No de minimis exceptions to this approval process are allowed under the audit committee's pre-approval policy, and thus, none of the services described in the preceding table were approved pursuant to Rule 2-0(c)(7)(i)(C) of Regulation S-X.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

a. CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

(1) Financial Statements:

                                                                                        Page
                                                                                        ----
CITGO Petroleum Corporation

  Independent Auditors' Report from KPMG LLP                                             F-1
  Independent Auditors' Report from Deloitte & Touche LLP                                F-2
  Consolidated Balance Sheets at December 31, 2003 and 2002                              F-3
  Consolidated Statements of Income and Comprehensive Income
     for the years ended December 31, 2003, 2002 and 2001                                F-4
  Consolidated Statements of Shareholder's Equity for the years
     ended December 31, 2003, 2002 and 2001                                              F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2003, 2002 and 2001                                                    F-6
  Notes to Consolidated Financial Statements                                             F-8

LYONDELL-CITGO Refining LP

  Report of Independent Auditors                                                         F-37
  Statements of Income for the years ended December 31, 2003, 2002 and 2001              F-38
  Balance Sheets at December 31, 2003 and 2002                                           F-39
  Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001          F-40
  Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001   F-41
  Notes to Financial Statements                                                          F-42


   (2) Exhibits:

   The Exhibit Index in part c. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b. REPORTS ON FORM 8-K

      A report on Form 8-K dated October 28, 2003 was filed with the Securities and Exchange Commission on October 28, 2003 containing a press release dated October 28, 2003 regarding various financial items for the nine months ended September 30, 2003.

      A report on Form 8-K dated October 31, 2003 was filed with the Securities and Exchange Commission on October 31, 2003 to furnish information included in our press release on earnings for the third quarter ended September 30, 2003.

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

 4.2             Indenture, dated February 27, 2003, between CITGO Petroleum
                 Corporation, as Issuer, and The Bank of New York, as Trustee, relating to the $550,000,000 11-3/8% Senior Notes due 2011 of CITGO Petroleum Corporation (incorporated by reference to the Registrant's 2002 Form 10-K, File No. 1-14380, Exhibit 4.2 filed with the Commission on March 24, 3003).

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


10.20          $260,000,000 Three-Year Credit Agreement dated as of December
               11, 2002 among CITGO Petroleum Corporation, Bank of America,
               N.A., as Administrative Agent, JP Morgan Chase Bank, as
               Syndication Agent, Societe Generale, as Documentation Agent and the other lenders party thereto (incorporated by reference to the Registrant's 2002 Form 10-K, File No. 1-14380, Exhibit
               10.22 filed with the Commission on March 24, 2003).

10.21          First Amendment to Three-Year Credit Agreement entered into
               January 29, 2003, but effective as of December 11, 2002, among
               CITGO Petroleum Corporation, Bank of America, N.A., as
               Administrative Agent and the other lenders party thereto
               (incorporated by reference to the Registrant's 2002 Form 10-K,
               File No. 1-14380, Exhibit 10.23 filed with the Commission on
               March 24, 2003).

10.22 $200,000,000 Term Loan Agreement dated as of February 27, 2003 among CITGO Petroleum Corporation, Credit Suisse First Boston,
               Cayman Island Branch, as Administrative Agent, and the other lenders party thereto, including Guarantee and Collateral
               Agreement among CITGO Petroleum Corporation; CITGO Pipeline
               Holding I, LLC; CITGO Pipeline Holding II, LLC and Credit
               Suisse First Boston, Cayman Islands Branch (incorporated by reference to the Registrant's 2002 Form 10-K, File No. 1-14380,
               Exhibit 10.24 filed with the Commission on March 24, 2003).

10.23* Purchase and Sale Agreement dated as of February 28, 2003 between CITGO Petroleum Corporation and CITGO Funding Company,
               L.L.C.

10.24*         Amendment No. 1 dated as of November 26, 2003 to Purchase and
               Sale Agreement dated as of February 28, 2003.

10.25* Receivables Purchase Agreement dated as of February 28, 2003 among CITGO Funding Company, L.L.C., CITGO Petroleum
               Corporation, Asset One Securitization, LLC and Societe
               Generale.

10.26*         Amendment No. 1 dated as of November 26, 2003 to Receivables
               Purchase Agreement dated as of February 28, 2003.

12.1*          Computation of Ratio of Earnings to Fixed Charges.

23.1*          Consent of Independent Auditors of CITGO Petroleum Corporation.

23.2*          Consent of Independent Auditors of CITGO Petroleum Corporation.

23.3*          Consent of Independent Auditors of CITGO Petroleum Corporation.

23.4*          Consent of Independent Auditors of CITGO Petroleum Corporation.

23.5*          Consent of Independent Accountants of LYONDELL-CITGO Refining LP.

23.6*          Consent of Independent Accountants of LYONDELL-CITGO Refining LP.

31.1*          Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the
               Securities Exchange Act of 1934 as to the Annual Report on Form
               10-K for the fiscal year ended December 31, 2003 filed by Luis
               E. Marin, President and Chief Executive Officer.

31.2*            Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the
                 Securities Exchange Act of 1934 as to the Annual Report on Form
                 10-K for the fiscal year ended December 31, 2003 filed by Eddie
                 R. Humphrey, Chief Financial Officer.

32.1*            Certification Pursuant to Section 1350 of Chapter 63 of
                 Title 18 United States Code as to the Annual Report on Form
                 10-K for the fiscal year ended December 31, 2003 filed by Luis
                 E. Marin, President and Chief Executive Officer.

32.2*            Certification Pursuant to Section 1350 of Chapter 63 of
                 Title 18 United States Code as to the Annual Report on Form
                 10-K for the fiscal year ended December 31, 2003 filed by Eddie
                 R. Humphrey, Chief Financial Officer.

--------
* Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CITGO PETROLEUM CORPORATION


                                         /s/        LARRY KRIEG
                                       -----------------------------------------
                                                    Larry Krieg
                                         Controller (Chief Accounting Officer)

Date: March 27, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signatures                                        Title                                    Date
           ----------                                        -----                                    ----
By  /s/   LUIS VIERMA                                Chairman of the Board                       March 27, 2004
  --------------------------                         and Director
          Luis Vierma

By  /s/   NELSON MARTINEZ                            Director                                    March 27, 2004
  --------------------------
          Nelson Martinez

By  /s/   WILLIAM PADRON                             Director                                    March 27, 2004
  --------------------------
          William Padron

By  /s/   LUIS E. MARIN                              President, Chief Executive                  March 27, 2004
  --------------------------                         Officer and Director
          Luis E. Marin

By  /s/   ANTONIO J. RIVERO                          Executive Vice President                    March 27, 2004
  --------------------------                         and Director
          Antonio J. Rivero

By  /s/  EDDIE R. HUMPHREY                           Senior Vice President and                   March 27, 2004
  --------------------------                         Chief Financial and
         Eddie R. Humphrey                           Administration Officer

CITGO PETROLEUM
CORPORATION

Consolidated Financial Statements as of
December 31, 2003 and 2002, and for
Each of the Three Years in the Period
Ended December 31, 2003, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

We have audited the accompanying consolidated balance sheet of CITGO Petroleum Corporation and subsidiaries ("the Company") as of December 31, 2003, and the related consolidated statements of income and comprehensive income, shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of LYONDELL-CITGO Refining LP ("LCR"), a 41.25 percent owned investee company. The Company's investment in LCR at December 31, 2003 was $455 million, and its equity in earnings of LCR was $84 million for the year then ended. The financial statements of LCR were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LCR, is based solely on the report of the other auditors.


We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.


In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of CITGO Petroleum Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Tulsa, Oklahoma
March 11, 2004

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

We have audited the accompanying consolidated balance sheet of CITGO Petroleum Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income and comprehensive income, shareholder's equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CITGO Petroleum Corporation and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
February 14, 2003

CITGO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                                     DECEMBER 31,
                                                                                            --------------------------------
                                                                                                 2003              2002
                                                                                            ---------------    -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                   $    202,008    $     33,025
  Accounts receivable, net                                                                       1,060,333         905,178
  Due from affiliates                                                                               71,336          93,615
  Inventories                                                                                    1,017,613       1,090,915
  Prepaid expenses and other                                                                        28,003          64,767
                                                                                              ------------    ------------
            Total current assets                                                                 2,379,293       2,187,500

PROPERTY, PLANT AND EQUIPMENT - Net                                                              3,907,203       3,750,166

RESTRICTED CASH                                                                                      6,886          23,486

INVESTMENTS IN AFFILIATES                                                                          647,649         716,469

OTHER ASSETS                                                                                       332,462         309,291
                                                                                              ------------    ------------

                                                                                               $ 7,273,493     $ 6,986,912
                                                                                              ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                            $    766,331    $    830,769
  Payables to affiliates                                                                           486,058         417,634
  Taxes other than income                                                                          173,932         229,072
  Other                                                                                            255,953         308,198
  Current portion of long-term debt                                                                 31,364         190,664
  Current portion of capital lease obligation                                                        2,336          22,713
                                                                                              ------------    ------------
            Total current liabilities                                                            1,715,974       1,999,050

LONG-TERM DEBT                                                                                   1,442,100       1,109,861

CAPITAL LEASE OBLIGATION                                                                            25,969          24,251

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                        319,911         247,762

OTHER NONCURRENT LIABILITIES                                                                       308,248         211,950

DEFERRED INCOME TAXES                                                                              959,807         834,880

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                        1               1
  Additional capital                                                                             1,659,698       1,659,698
  Retained earnings                                                                                863,093         925,114
  Accumulated other comprehensive loss                                                             (21,308)        (25,655)
                                                                                              ------------    ------------
            Total shareholder's equity                                                           2,501,484       2,559,158
                                                                                              ------------    ------------

                                                                                              $  7,273,493    $  6,986,912
                                                                                              ============    ============

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
(DOLLARS IN THOUSANDS)

                                                                                2003             2002             2001
REVENUES:
   Net sales                                                                $ 24,829,305     $ 19,080,845     $ 19,343,263
   Sales to affiliates                                                           387,055          277,477          257,905
                                                                            ------------     ------------     ------------
                                                                              25,216,360       19,358,322       19,601,168

   Equity in earnings of affiliates                                              118,268          101,326          108,915
   Insurance recoveries                                                          146,165          406,570           52,868
   Other income (expense), net                                                    14,965          (19,735)         (58,103)
                                                                            ------------     ------------     ------------
                                                                              25,495,758       19,846,483       19,704,848
                                                                            ------------     ------------     ------------

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (including purchases
      of $9,109,938, $6,779,798 and $6,558,203 from affiliates)               24,390,943       19,211,316       18,734,652
   Selling, general and administrative expenses                                  295,597          284,871          292,127
   Interest expense, excluding capital lease                                     119,737           67,394           69,164
   Capital lease interest charge                                                   5,271            7,017            9,128
   Minority interest                                                                   -                -            1,971
                                                                            ------------     ------------     ------------
                                                                              24,811,548       19,570,598       19,107,042
                                                                            ------------     ------------     ------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                      684,210          275,885          597,806

INCOME TAXES                                                                     245,436           95,873          206,222
                                                                            ------------     ------------     ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                       438,774          180,012          391,584

CUMULATIVE EFFECT, ACCOUNTING FOR DERIVATIVES,
   NET OF RELATED INCOME TAXES OF $7,977                                               -                -           13,600
                                                                            ------------     ------------     ------------

NET INCOME                                                                       438,774          180,012          405,184

OTHER COMPREHENSIVE INCOME (LOSS):
   Cash flow hedges:
      Cumulative effect, accounting for derivatives, net of related
         income taxes of $(850)                                                        -                -           (1,450)
      Less:  reclassification adjustment for derivative losses included in net income, net of related income taxes of $172 in 2003,
         $182 in 2002 and $265 in 2001                                               304              310              469
                                                                            ------------     ------------     ------------

                                                                                     304              310             (981)

   Foreign currency translation gain (loss), net of related
      income taxes of $168 in 2003, and $(78) in 2002                                302             (172)               -

   Minimum pension liability adjustment, net of deferred
      taxes of $2,151 in 2003, $12,835 in 2002 and $69 in 2001                     3,741          (22,328)            (119)
                                                                            ------------     ------------     ------------

           Total other comprehensive income (loss)                                 4,347          (22,190)          (1,100)
                                                                            ------------     ------------     ------------

COMPREHENSIVE INCOME                                                        $    443,121     $    157,822     $    404,084
                                                                            ============     ============     ============

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
(DOLLARS AND SHARES IN THOUSANDS)

                                                                                    ACCUMULATED OTHER
                                                                                 COMPREHENSIVE INCOME (LOSS)
                                                                          -------------------------------------------
                                   COMMON STOCK                               MINIMUM     FOREIGN      CASH               TOTAL
                                  ---------------  ADDITIONAL    RETAINED     PENSION    CURRENCY      FLOW            SHAREHOLDER'S
                                  SHARES AMOUNT     CAPITAL      EARNINGS    LIABILITY  TRANSLATION   HEDGES   TOTAL      EQUITY
BALANCE, JANUARY 1, 2001             1   $  1     $ 1,659,698   $ 818,818    $ (2,365)     $   -     $    -  $ (2,365)  $ 2,476,152

 Net income                          -      -               -     405,184           -          -          -         -       405,184

 Other comprehensive loss            -      -               -           -        (119)         -       (981)   (1,100)       (1,100)

 Dividend paid to
     parent, PDV America             -      -               -    (478,900)          -          -          -         -      (478,900)
                                   ---   ----     -----------   ---------    --------      -----     ------  --------      --------


BALANCE, DECEMBER 31, 2001           1      1       1,659,698     745,102      (2,484)         -       (981)   (3,465)    2,401,336

 Net income                          -      -               -     180,012           -          -          -         -       180,012

 Other comprehensive (loss) income   -      -               -           -     (22,328)      (172)       310   (22,190)      (22,190)
                                   ---   ----     -----------   ---------    --------      -----     ------  --------      --------


BALANCE, DECEMBER 31, 2002           1      1       1,659,698     925,114     (24,812)      (172)      (671)  (25,655)    2,559,158

 Net income                          -      -               -     438,774           -          -          -         -       438,774

 Other comprehensive income          -      -               -           -       3,741        302        304     4,347         4,347

 Dividends paid to
     parent, PDV America             -      -               -     500,795)          -          -          -         -      (500,795)
                                   ---   ----     -----------   ---------    --------      -----     ------  --------      --------

BALANCE, DECEMBER 31, 2003           1   $  1     $ 1,659,698   $ 863,093    $(21,071)     $ 130     $ (367) $(21,308)  $ 2,501,484
                                   ===   ====     ===========   =========    ========      =====     ======  ========   ===========

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
(DOLLARS IN THOUSANDS)

                                                                     2003         2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 438,774    $ 180,012    $ 405,184
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                   333,626      298,686      288,882
    Provision for losses on accounts receivable                      15,066       17,458        6,239
    Deferred income taxes                                           159,791       37,642      115,025
    Distributions in excess of equity in earnings of affiliates     100,071       22,313       44,521
    Other adjustments                                                18,329        3,992       24,680
    Changes in operating assets and liabilities:
      Accounts receivable and due from affiliates                  (155,126)     (40,009)     427,771
      Inventories                                                    73,302       18,431       42,960
      Prepaid expenses and other current assets                       6,478       62,465      (84,280)
      Accounts payable and other current liabilities                (68,508)     315,266     (625,313)
      Other assets                                                  (98,568)    (128,466)     (90,984)
      Other liabilities                                             171,794       30,483       29,802
                                                                  ---------    ---------    ---------
        Total adjustments                                           556,255      638,261      179,303
                                                                  ---------    ---------    ---------
        Net cash provided by operating activities                   995,029      818,273      584,487
                                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (413,704)    (711,834)    (253,465)
  Proceeds from sales of property, plant and equipment                4,015          919        3,866
  Decrease (increase) in restricted cash                             16,600      (23,486)           -
  Investments in LYONDELL-CITGO Refining LP                         (21,208)     (32,000)     (31,800)
  Investments in and advances to other affiliates                    (3,800)     (22,484)     (11,435)
                                                                  ---------    ---------    ---------
        Net cash used in investing activities                      (418,097)    (788,885)    (292,834)
                                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of short-term bank loans                                 -            -      (37,500)
  Net (repayments of) proceeds from revolving bank loans           (279,300)    (112,200)     391,500
  Proceeds from senior notes due 2011                               546,590            -            -
  Proceeds from senior secured term loan                            200,000            -            -
  Repurchase of senior notes due 2006                               (47,500)           -            -
  (Payments on) proceeds from loans from affiliates                 (39,000)      39,000            -
  Payments on private placement senior notes                        (11,364)     (11,364)     (39,935)
  Payments of master shelf agreement notes                          (50,000)     (25,000)           -
  Payments on taxable bonds                                         (90,000)     (31,000)     (28,000)
  (Payments on) proceeds from issuance of tax-exempt bonds          (93,400)      68,502       28,000
  Payments of capital lease obligations                             (23,601)     (20,358)     (26,649)
  Repayments of other debt                                                -       (8,305)     (14,845)
  Dividends paid to parent, PDV America                            (500,795)           -     (478,900)
  Debt issuance costs                                               (19,579)           -            -
                                                                  ---------    ---------    ---------
        Net cash used in financing activities                      (407,949)    (100,725)    (206,329)
                                                                  ---------    ---------    ---------

                                                                     (Continued)

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
(DOLLARS IN THOUSANDS)

                                                        2003          2002         2001
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $ 168,983    $ (71,337)   $  85,324

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           33,025      104,362       19,038
                                                      ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 202,008    $  33,025    $ 104,362
                                                      =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest, net of amounts capitalized              $ 100,492    $  72,970    $  83,972
                                                      =========    =========    =========
    Income taxes, net of refunds of $45,794 in 2003
      and $50,733 in 2002                             $ 110,965    $ (45,745)   $ 296,979
                                                      =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES:
  Investment in LYONDELL-CITGO Refining LP (Note 3)   $  (6,840)   $       -    $       -
                                                      =========    =========    =========

See notes to consolidated financial statements.                      (Concluded)

CITGO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

1.    SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - CITGO Petroleum Corporation ("CITGO") is a subsidiary of PDV America, Inc. ("PDV America"), an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Bolivarian Republic of Venezuela.

      CITGO manufactures or refines and markets transportation fuels as well as lubricants, refined waxes, petrochemicals, asphalt and other industrial products. CITGO owns and operates three crude oil refineries (Lake Charles, Louisiana, Corpus Christi, Texas, and Lemont, Illinois) and two asphalt refineries (Paulsboro, New Jersey, and Savannah, Georgia) with a combined aggregate rated crude oil refining capacity of 756 thousand barrels per day ("MBPD"). CITGO also owns a minority interest in LYONDELL-CITGO Refining LP, a limited partnership that owns and operates a refinery in Houston, Texas, with a rated crude oil refining capacity of 265 MBPD. CITGO's consolidated financial statements also include accounts relating to a lubricant and wax plant, pipelines, and equity interests in pipeline companies and petroleum storage terminals.

      CITGO's transportation fuel customers include CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets. CITGO also sells lubricants, gasoline and distillates in various Latin American markets including Puerto Rico, Brazil, Ecuador and Mexico.

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

      REVENUE RECOGNITION - Revenue is generated from the sale of refined petroleum products to bulk purchasers, wholesale purchasers and final consumers. CITGO's transportation fuel customers include CITGO branded wholesale marketers, convenience stores and airlines located mainly east of the Rocky Mountains. Asphalt is generally marketed to independent paving contractors on the East and Gulf Coasts and the Midwest of the United States. Lubricants are sold principally in the United States to independent marketers, mass marketers and industrial customers. Petrochemical feedstocks and industrial products are sold to various manufacturers and industrial companies throughout the United States. Petroleum coke is sold primarily in international markets. CITGO also sells lubricants, gasoline and distillates in various Latin American markets including Puerto Rico, Brazil, Ecuador and Mexico.

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

      EXCISE TAXES - The Company collects excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.5 billion, $3.2 billion, and $3.3 billion were collected from customers and paid to various governmental entities in 2003, 2002, and 2001, respectively. Excise taxes are not included in sales revenue.

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

      Upon disposal or retirement of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

      The Company capitalizes interest on projects when construction entails major expenditures over extended time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Interest capitalized totaled $9 million, $4 million, and $2 million, during 2003, 2002, and 2001, respectively.

      RESTRICTED CASH - The Company has restricted cash consisting of highly liquid investments held in trust accounts in accordance with tax exempt revenue bonds due 2032. Funds are released solely for financing the qualified capital expenditures as defined in the bond agreement.

      COMMODITY AND INTEREST RATE DERIVATIVES - The Company uses futures, forwards, swaps and options primarily to reduce its exposure to market risk. The Company also enters into various interest rate swap agreements to manage its risk related to interest rate change on its debt.

      The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), on January 1, 2001. Certain of the derivative instruments identified at January 1, 2001 under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the variable cash flow exposure of forecasted transactions; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type transition charge of $1.5 million to accumulated other comprehensive income related to these derivatives. Certain of the derivative instruments identified at January 1, 2001, under the provisions of SFAS No. 133 had been previously designated in hedging relationships that addressed the fair value of certain forward purchase and sale commitments; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded fair value adjustments to the subject derivatives and related commitments resulting in the recording of a net after-tax, cumulative-effect-type transition charge of $0.2 million to net income. The remaining derivatives identified at January 1, 2001 under the provisions of SFAS No. 133, consisting of certain forward purchases and sales, had not previously been considered derivatives under accounting principles generally accepted in the United States of America; under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax, cumulative-effect-type benefit of $13.8 million to net income related to these derivatives. The Company did not elect prospective hedge accounting for derivatives existing at the date of adoption of SFAS No. 133.

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

      REFINERY MAINTENANCE - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to seven years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $88 million, $75 million, and $69 million for 2003, 2002, and 2001, respectively. Ordinary maintenance is expensed as incurred.

      The American Institute of Certified Public Accountants ("AICPA") has issued a Statement of Position ("SOP") exposure draft on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The statement is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The exposure draft indicates that this change will be required to be adopted for fiscal years beginning after

      June 15, 2003, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of income. Currently, the AICPA is re-deliberating its proposed SOP and expects to send a draft of the final SOP to the Financial Accounting Standards Board ("FASB") in the second quarter of 2004 for its review. The final accounting requirements and timing of required adoption are not known at this time. At December 31, 2003, the Company had included turnaround costs of $169 million in other assets. Company management has not determined the amount, if any, of these costs that could be capitalized under the provisions of the exposure draft.

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

      NEW ACCOUNTING STANDARDS - On January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has identified certain asset retirement obligations that are within the scope of the standard, including obligations imposed by certain state laws pertaining to closure and/or removal of storage tanks, contractual removal obligations included in certain easement and right-of-way agreements associated with the Company's pipeline operations, and contractual removal obligations relating to a refinery processing unit located within a third-party entity's facility. The Company cannot currently determine a reasonable estimate of the fair value of its asset retirement obligations due to the fact that the related assets have indeterminate useful lives which preclude development of assumptions about the potential timing of settlement dates. Such obligations will be recognized in the period in which sufficient information exists to estimate a range of potential settlement dates. Accordingly, the adoption of SFAS No. 143 did not impact the Company's financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. CITGO expects that the application of FIN 46R will not have a material impact on its financial position or results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain issues from SFAS No. 133 which have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of SFAS No. 149 should be applied prospectively. The changes in principle effective with the adoption of SFAS No. 149 did not have a material effect on the Company's statements of financial position and results of operations.

      The FASB's Emerging Issues Task Force Abstract No. 01-8, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-8") requires that when CITGO makes an evaluation of whether an arrangement contains a lease within the scope of Statement of Financial Accounting Standards No. 13, "Accounting for Leases", such an assessment should be based on the substance of the arrangement and should be made at inception of the arrangement based on all of the facts and circumstances. A reassessment of whether the arrangement contains a lease after the inception of the arrangement shall be made only if (a) there is a change in the contractual terms, (b) a renewal option is exercised or an extension is agreed to by the parties to the arrangement, (c) there is a change in the determination as to whether or not fulfillment is dependent on specified property, plant, or equipment, or (d) there is a substantial physical change to the specified property, plant, or equipment. A reassessment of an arrangement should be based on the facts and circumstances as of the date of reassessment, including the remaining term of the arrangement. The consensus in EITF 01-8 should be applied to (a) arrangements agreed to or committed to, if earlier, after the beginning of an entity's next reporting period beginning after May 28, 2003, (b) arrangements modified after the beginning of an entity's next reporting period beginning after May 28, 2003, and (c) arrangements acquired in business combinations initiated after the beginning of an entity's next reporting period beginning after May 28, 2003. There was no material impact upon adoption.

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), which revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". It retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original Statement No. 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. (See Note 11).

2.    REFINERY AGREEMENTS

      An affiliate of PDVSA has a 50 percent equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50 percent of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (Note 4). Pursuant to the above arrangement, CITGO acquired approximately 149 MBPD, 100 MBPD, and 106 MBPD of refined products from HOVENSA during 2003, 2002, and 2001, respectively, approximately one-half of which was gasoline.

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

      As of December 31, 2003, CITGO has a note receivable from LYONDELL-CITGO of $35 million. The note bears interest at market rates, which were approximately 1.9 percent, 2.4 percent, and 2.2 percent at December 31, 2003, 2002 and 2001. Principal and interest are due in March 2005. Accordingly, the note and related accrued interest is included in the balance sheet caption other assets in the accompanying consolidated balance sheets. In addition, during 2003, CITGO converted $6.8 million of accrued interest related to this note to investments in LYONDELL-CITGO.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                   DECEMBER 31,
                                                       ------------------------------------
                                                          2003         2002         2001
                                                                  (000S OMITTED)
Carrying value of investment                           $  454,679   $  518,279   $  507,940
Notes receivable                                           35,278       35,278       35,278
Participation interest                                         41%          41%          41%
Equity in net income                                   $   83,503   $   77,902   $   73,983
Cash distributions received                               177,799       88,663      116,177

Summary of LYONDELL-CITGO's financial position:
  Current assets                                       $  316,000   $  357,000   $  227,000
  Noncurrent assets                                     1,321,000    1,400,000    1,434,000
  Current liabilities:
    Current portion of long-term debt                           -            -       50,000
    Distributions payable to partners                      36,000      181,000       29,000
    Other                                                 350,000      333,000      298,000
  Noncurrent liabilities (including debt of $450,000
     at December 31, 2003, 2002 and 2001)                 828,000      840,000      776,000
  Partners' capital                                       423,000      403,000      508,000

Summary of operating results:
  Revenue                                              $4,162,000   $3,392,000   $3,284,000
  Gross profit                                            320,000      299,000      317,000
  Net income                                              228,000      213,000      203,000

      LYONDELL-CITGO has a $450 million credit facility and a $70 million working capital revolving credit facility, both of which expire in June 2004. Management of LYONDELL-CITGO and the Owners are pursuing a refinancing of these facilities and expect to complete the refinancing before they expire. On March 11, 2004, LYONDELL-CITGO entered into an agreement with a major financial institution to refinance the facilities on a long-term basis, with interest of LIBOR plus 3%, but in no event more than LIBOR plus 8%, and with other terms substantially similar to the current facilities. The closing of the new facility is subject to normal conditions of closing, as well as the maintenance of certain financial and operating ratios. Based on this agreement, the $450 million term bank loan amount has been classified by LYONDELL-CITGO in its balance sheet as long-term debt at December 31, 2003.

4.    RELATED PARTY TRANSACTIONS

      The Company purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. The Company purchased $4.2 billion, $3.3 billion, and $3.0 billion of crude oil, feedstocks and other products from wholly owned subsidiaries of PDVSA in 2003, 2002, and 2001, respectively, under these and other purchase agreements. At December 31, 2003 and 2002, $335 million and $262 million, respectively, were included in payables to affiliates as a result of these transactions.

      These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO. The supply agreements differ somewhat for each refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced from each particular grade of crude oil or feedstock, less (i) specified deemed refining costs; (ii) specified actual costs, including transportation charges, actual cost of natural gas and electricity, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by CITGO under the various supply agreements will vary depending on, among other things, the efficiency with which CITGO conducts its operations during such period.

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

      The Company also purchases refined products from various other affiliates including LYONDELL-CITGO and HOVENSA, under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $4.9 billion, $3.5 billion, and $3.4 billion for 2003, 2002, and 2001, respectively. At December 31, 2003 and 2002, $148 million and $110 million, respectively, were included in payables to affiliates as a result of these transactions.

      The Company had refined product, feedstock, and other product sales to affiliates, primarily at market-related prices, of $387 million, $277 million, and $248 million in 2003, 2002, and 2001, respectively. At December 31, 2003 and 2002, $71 million and $94 million, respectively, was included in due from affiliates as a result of these and related transactions.

      Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 14. The Company has also guaranteed debt of certain affiliates (Note 13).

      In August 2002, three affiliates entered into agreements to advance cash to CITGO from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding, Inc. ("PDV Holding"). The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875%, payable quarterly. There were no amounts outstanding on these notes at December 31, 2003. Amounts outstanding on these notes at December 31,

      2002 were $5 million, $30 million and $4 million due to PDV Texas, PDV America and PDV Holding, respectively and are included in payables to affiliates in the accompanying 2002 consolidated balance sheet.

      The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the members according to the agreement and bills each member accordingly. Each member records its amounts due from or payable to CITGO in a related party payable account. At December 31, 2003 and 2002, CITGO had net related party receivables related to federal income taxes of $35 million and $25 million, respectively.

      Prior to the formation of PDV Holding as the common parent in the 1997 tax year, the Company and PDV America were parties to a tax allocation agreement. In 1998, $8 million due from CITGO to PDV America under this agreement for the 1997 tax year was classified as a noncash contribution of capital. In 1999, $11 million due from PDV America to CITGO under this agreement for the 1998 tax year was classified as a noncash dividend. Amendment No. 2 to the Tax Allocation Agreement was executed during 2000; this amendment eliminated the provisions of the agreement that provided for these noncash contribution and dividend classifications effective with the 1997 tax year. Consequently, the classifications made in the prior two years were reversed in 2000. In the event that CITGO should cease to be part of the consolidated federal income tax group, any amounts included in shareholder's equity under this agreement are required to be settled between the parties in cash (net $2 million payable to PDV America at December 31, 2003 and 2002).

      At December 31, 2003 and 2002, CITGO has federal income taxes payable of $5 million and $20 million, respectively, included in other current liabilities.

5.    ACCOUNTS RECEIVABLE

                                          2003           2002
                                             (000S OMITTED)
Trade                                  $   972,534    $   766,824
Credit card                                 93,830        116,246
Other                                       18,468         39,313
                                       -----------    -----------
                                         1,084,832        922,383
Allowance for uncollectible accounts       (24,499)       (17,205)
                                       -----------    -----------
                                       $ 1,060,333    $   905,178
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

      The Company has a limited purpose consolidated subsidiary, CITGO Funding Corporation ("CITGO Funding"), which established a non-recourse agreement to sell an undivided interest in specified trade accounts receivables ("pool") to independent third parties. Under the terms of the agreement, new receivables are added to the pool as collections (administered by CITGO) reduce previously sold receivables. CITGO pays specified fees related to its sale of receivables under the program. The amount sold to third-parties at any one time under the trade accounts receivable sales agreement is limited to a maximum of $275 million (increased from $200 million through an amendment in November 2003).

      As of December 31, 2003 and 2002, $652 million and $765 million, respectively, of CITGO's accounts receivable comprised the designated pool of trade receivables owned by CITGO Funding. The pool of receivables had a weighted average life of 4.7 and 5.0 days at December 31, 2003 and 2002, respectively. As of December 31, 2003, none of the receivables in the designated pool had been sold to the third party and the entire amount was retained by CITGO Funding. As of December 31, 2002, $125 million of the receivables in the designated pool were sold to the third party and the remaining amount was retained by CITGO Funding. This retained interest, which is included in receivables, net in the consolidated balance sheets, is recorded at fair value. Due to (i) a short average collection cycle for such trade receivables, (ii) CITGO's positive collection history, and
      (iii) the characteristics of such trade accounts receivables, the fair value of CITGO's retained interest approximates the total amount of trade accounts receivable reduced by the amount of trade accounts receivable sold to the third-party under the facility.

      CITGO recorded no gains or losses associated with the sales in the years ended December 31, 2003 and 2002 other than the fees incurred by CITGO related to this facility, which were included in other income (expense), net in the consolidated statements of income. Such fees were $6 million, $3 million and $8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The third party's interests in CITGO trade accounts receivables were never in excess of the sales facility limits at any time under this program.

      CITGO is responsible for servicing the transferred receivables for which it receives a monthly servicing fee equal to 1% per annum times the average outstanding amount of receivables in the program for the prior month. Because the servicing fee is an intercompany obligation from CITGO Funding to CITGO, CITGO does not believe that it incurs incremental costs associated with the activity. CITGO has not, on a consolidated basis, recorded any servicing assets or liabilities related to this servicing activity.

6.    INVENTORIES

                            2003         2002
                             (000S OMITTED)
Refined product          $  686,483   $  781,495
Crude oil                   239,974      221,422
Materials and supplies       91,156       87,998
                         ----------   ----------
                         $1,017,613   $1,090,915
                         ==========   ==========

      At December 31, 2003 and 2002, estimated net market values exceeded historical cost by approximately $707 million and $572 million, respectively.

      The reduction of hydrocarbon LIFO inventory quantities resulted in a liquidation of prior years' LIFO layers and decreased cost of goods sold by $66 million and $29 million in 2003 and 2002, respectively.

7.    PROPERTY, PLANT AND EQUIPMENT

                                               2003           2002
                                                  (000S OMITTED)
Land                                        $   137,010    $   138,156
Buildings and leaseholds                        442,765        431,899
Machinery and equipment                       4,985,068      4,532,889
Vehicles                                         35,209         24,597
Construction in process                         300,361        384,869
                                            -----------    -----------
                                              5,900,413      5,512,410
Accumulated depreciation and amortization    (1,993,210)    (1,762,244)
                                            -----------    -----------
                                            $ 3,907,203    $ 3,750,166
                                            ===========    ===========

      Depreciation expense for 2003, 2002, and 2001 was $237 million, $223 million, and $220 million, respectively.

      Net losses on disposals and retirements of property, plant and equipment were approximately $3 million, $5 million, and $24 million in 2003, 2002, and 2001, respectively.

8.    INVESTMENTS IN AFFILIATES

      In addition to LYONDELL-CITGO, the Company's investments in affiliates consist of equity interests of 6.8 percent to 50 percent in joint interest pipelines and terminals, including a 15.79 percent interest in Colonial Pipeline Company; a 49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; a 49 percent partnership interest in Mount Vernon Phenol Plant; and a 25 percent interest in The Needle Coker Company. The carrying value of these investments exceeded the Company's equity in the underlying net assets by approximately $125 million and $138 million at December 31, 2003 and 2002, respectively.

      At December 31, 2003 and 2002, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $31 million and $34 million at December 31, 2003 and 2002, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

      Information  on  the  Company's  investments,   including  LYONDELL-CITGO,
      follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                               (000S OMITTED)
Company's investments in affiliates
   (excluding NISCO)                                   $647,649   $716,469   $700,701
Company's equity in net income of affiliates            118,268    101,326    108,915
Dividends and distributions received from affiliates    218,338    123,639    153,435

      Selected financial information provided by the affiliates is summarized as follows:

                                                                DECEMBER 31,
                                                    ------------------------------------
                                                       2003         2002         2001
                                                               (000S OMITTED)
Summary of financial position:
  Current assets                                    $  636,379   $  740,019   $  566,204
  Noncurrent assets                                  3,372,509    3,396,209    3,288,950
  Current liabilities (including debt of $43,902,
    $52,417 and $685,089 at December 31,
    2003, 2002, and 2001, respectively)                778,974      846,623    1,240,391
  Noncurrent liabilities (including debt of
    $2,121,018, $2,185,502 and $1,460,196
    at December 31, 2003, 2002, and 2001,
    respectively)                                    2,830,317    2,863,505    2,082,573

Summary of operating results:
  Revenues                                          $5,909,974   $4,906,397   $4,603,136
  Gross profit                                         918,327      879,907      781,630
  Net income                                           504,548      449,779      397,501

9.    SHORT-TERM BANK LOANS

      As of December 31, 2003, the Company had no short-term borrowing facilities. As of December 31, 2002, the Company had established $90 million of uncommitted, unsecured, short-term borrowing facilities with various banks. Interest rates on these facilities were determined daily based upon the federal funds' interest rates, and maturity options varied up to 30 days. The weighted average interest rate actually incurred under these facilities in 2002 was 2.5 percent. The Company had no borrowings outstanding under these facilities at December 31, 2002.

10.   LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                     2003          2002
                                                                      (000S OMITTED)
Revolving bank loans                                             $         -    $   279,300

Senior Secured Term Loan, due 2006 with variable interest rate       200,000              -

Senior Notes, $200 million face amount, due 2006 with
  interest rate of 7-7/8%                                            149,946        199,898

Senior Notes, $550 million face amount, due 2011 with
  interest rate of 11-3/8%                                           546,949              -

Private Placement Senior Notes, due 2004 to 2006 with an
  interest rate of 9.30%                                              34,091         45,455

Master Shelf Agreement Senior Notes, due 2004 to
  2009 with interest rates from 7.17% to 8.94%                       185,000        235,000

Tax-Exempt Bonds, due 2004 to 2033 with variable
  and fixed interest rates                                           332,478        425,872

Taxable Bonds, due 2026 to 2028 with variable interest rates          25,000        115,000
                                                                 -----------    -----------

                                                                   1,473,464      1,300,525
Current portion of long-term debt                                    (31,364)      (190,664)
                                                                 -----------    -----------

                                                                 $ 1,442,100    $ 1,109,861
                                                                 ===========    ===========

      REVOLVING BANK LOANS - The Company has a $260 million, three-year, unsecured revolving bank loan maturing in December 2005. There was no outstanding balance under this credit agreement at December 31, 2003. The Company also had a $260 million, 364-day, revolving bank facility at December 31, 2002. This bank facility matured in December 2003 and was not renewed.

      SENIOR SECURED TERM LOAN - The Company has outstanding a senior secured term loan under an agreement with a syndication of banks. The senior loan is secured by our equity interest in two pipeline companies. Interest is paid quarterly and is based on a floating rate which was 8.25% at December 31, 2003. Principal is due and payable February 27, 2006.

      SHELF REGISTRATION - SENIOR NOTES - In February 2003, the Company issued $550 million aggregate principal amount of 11-3/8% unsecured senior notes due February 1, 2011. In connection with this debt issuance, CITGO redeemed $50 million principal amount of its 7-7/8% senior notes due 2006.

      In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities. In May 1996, CITGO issued $200 million aggregate principle amount of 7-7/8% unsecured senior notes due 2006. Due to CITGO's credit ratings, the shelf registration is not presently available.

      PRIVATE PLACEMENT - At December 31, 2003, the Company has outstanding approximately $34 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semiannually in May and November.

         MASTER SHELF AGREEMENT - At December 31, 2003, the Company has outstanding $185 million of privately-placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

         COVENANTS - The various debt agreements above contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company's ability to pay dividends, incur additional debt, place liens on property, and sell fixed assets. The Company's debt instruments described above do not contain any covenants that trigger prepayment or increased costs as a result of a change in its debt ratings. The Company was in compliance with the debt covenants at December 31, 2003.

         TAX-EXEMPT BONDS - At December 31, 2003, through state entities, CITGO has outstanding $42 million of industrial development bonds for certain Lake Charles and Lemont port facilities and pollution control equipment and $290 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles and Corpus Christi refineries and at the LYONDELL-CITGO refinery. The bonds bear interest at various fixed and floating rates, which ranged from 2.1 percent to 8.3 percent at December 31, 2003 and ranged from 2.1 percent to 8.0 percent at December 31, 2002. Additional credit support for the variable rate bonds is provided through letters of credit.

         TAXABLE BONDS - At December 31, 2003, through a state entity, the Company has outstanding $25 million of taxable environmental revenue bonds to finance a portion of the environmental facilities at the LYONDELL-CITGO refinery. Such bonds are secured by letter of credit and have a floating interest rate (2.3 percent at December 31, 2003 and 2.5 percent at December 31, 2002). At the option of the Company and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. During 2003, 2002 and 2001, $-0-, $31 million and $28 million of originally issued taxable bonds were converted to tax-exempt bonds.

         DEBT MATURITIES - Future maturities of long-term debt as of December 31, 2003, are: 2004 - $31.4 million, 2005 - $11.3 million, 2006 -
         $401.3 million, 2007 - $50.0 million, 2008 - $44.9 million and $934.6 million thereafter.

         INTEREST RATE SWAP AGREEMENTS - The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                                                    NOTIONAL PRINCIPAL AMOUNT
                                                                                    -------------------------
                                      EXPIRATION            FIXED RATE                 2003            2002
VARIABLE RATE INDEX                      DATE                  PAID                        (000s OMITTED)
J.J. Kenny                           February 2005             5.30%                 $ 12,000        $ 12,000
J.J. Kenny                           February 2005             5.27%                   15,000          15,000
J.J. Kenny                           February 2005             5.49%                   15,000          15,000
                                                                                     --------        --------
                                                                                     $ 42,000        $ 42,000
                                                                                     ========        ========

         Effective January 1, 2001, changes in the fair value of these agreements are recorded in other income (expense). The fair value of these agreements at December 31, 2003, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $2 million, the offset of which is recorded in the balance sheet caption other current liabilities.

11.      EMPLOYEE BENEFIT PLANS

         EMPLOYEE SAVINGS - CITGO sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and CITGO makes contributions, including matching of employee contributions, based on plan provisions. CITGO expensed $22 million, $23 million and $20 million related to its contributions to these plans in 2003, 2002 and 2001, respectively.

         PDV Midwest Refining, L.L.C. ("PDVMR") is a subsidiary of CITGO. It sponsors a defined contribution plan. This plan was frozen as of May 1, 1997 and no further contributions to the plan could be made after that date and there will be no new participants in the plan.

         PENSION BENEFITS - CITGO sponsors three qualified noncontributory defined benefit pension plans, two covering eligible hourly employees and one covering eligible salaried employees. CITGO also sponsors three nonqualified defined benefit plans for certain eligible employees.

         In 2003, CITGO offered an enhanced retirement program to eligible salaried and hourly employees. Approximately $21 million of incremental pension benefits were expensed under this program.

         PDVMR sponsors a qualified and a nonqualified plan, frozen at their current levels on April 30, 1997. The plans cover former employees of the partnership who were participants in the plans as of April 30, 1997.

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

         OBLIGATIONS AND FUNDED STATUS - December 31, 2003 is the measurement date used to determine pension and other post retirement benefit measurements for the plans. The following sets forth the changes in benefit obligations and plan assets for the CITGO and PDVMR pension and the CITGO postretirement plans for the years ended December 31, 2003 and 2002, and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:

                                                    PENSION BENEFITS           OTHER BENEFITS
                                                 ----------------------    ----------------------
                                                  2003          2002         2003         2002
                                                    (000s OMITTED)             (000s OMITTED)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year          $ 449,655    $ 390,507    $ 334,151    $ 260,696
Service cost                                        19,901       17,171        8,800        7,191
Interest cost                                       29,330       27,881       22,223       18,603
Amendments                                          (8,764)          30       (4,020)         -
Actuarial liability loss                            39,183       28,449       62,320       55,654
Plan merger/acquisitions                             5,337            -            -            -
Benefits paid                                      (18,742)     (14,383)      (8,949)      (7,993)
                                                 ---------    ---------    ---------    ---------

Benefit obligation at end of year                  515,900      449,655      414,525      334,151
                                                 ---------    ---------    ---------    ---------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year     290,594      324,241        1,182        1,115
Actual return on plan assets                        59,519      (28,552)          (9)          67
Plan merger/acquisitions                             4,594            -            -            -
Employer contribution                               23,747        9,288        8,949        7,993
Benefits paid                                      (18,742)     (14,383)      (8,949)      (7,993)
Enhanced retirement program benefits paid          (16,371)           -            -            -
                                                 ---------    ---------    ---------    ---------

Fair value of plan assets at end of year           343,341      290,594        1,173        1,182
                                                 ---------    ---------    ---------    ---------
Funded status                                     (172,559)    (159,061)    (413,352)    (332,969)
Unrecognized net actuarial loss (gain)              89,564       90,860       87,461       75,206
Unrecognized prior service cost                     (6,070)       1,973       (4,020)           -
Unrecognized net obligation (asset)                   (104)        (207)           -            -
                                                 ---------    ---------    ---------    ---------

Net amount recognized                            $ (89,169)   $ (66,435)   $(329,911)   $(257,763)
                                                 =========    =========    =========    =========
Amounts recognized in the Company's
 consolidated balance sheets consist of:
   Accrued benefit liability                     $(114,250)   $ (97,126)   $(329,911)   $(257,763)
   Intangible asset                                               2,308            -            -
   Accumulated other comprehensive income           25,081       28,383            -            -
                                                 ---------    ---------    ---------    ---------

Net amount recognized                            $ (89,169)   $ (66,435)   $(329,911)   $(257,763)
                                                 =========    =========    =========    =========

         The accumulated benefit obligation for all defined benefit plans was $435 million and $368 million at December 31, 2003 and 2002, respectively.

         COMPONENTS OF NET PERIODIC BENEFIT COST

                                                   PENSION BENEFITS                      OTHER BENEFITS
                                           --------------------------------    --------------------------------
                                             2003        2002        2001        2003        2002        2001
                                                    (000s OMITTED)                      (000s OMITTED)
Components of net periodic benefit cost:
   Service cost                            $ 19,901    $ 17,171    $ 15,680    $  8,800    $  7,191    $  5,754
   Interest cost                             29,330      27,880      25,732      22,223      18,603      15,708
   Expected return on plan assets           (26,254)    (30,293)    (30,586)        (71)        (67)        (63)
   Amortization of prior service cost          (766)        350         351           -           -           -
   Amortization of net gain at date
      of adoption                              (152)       (268)       (268)          -           -           -
   Recognized net actuarial loss (gain)       3,224         534      (3,018)     50,145      11,288           -
                                           --------    --------    --------    --------    --------    --------

Net periodic benefit cost                  $ 25,283    $ 15,374    $  7,891    $ 81,097    $ 37,015    $ 21,399
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

         ADDITIONAL INFORMATION

                                                            PENSION BENEFITS             OTHER BENEFITS
                                                           ------------------          -----------------
                                                           2003         2002           2003         2002
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31:
   Discount rate                                           6.25%        6.75%          6.25%        6.75%
   Rate of compensation increase                           4.46%        5.00%            -             -

                                                           PENSION BENEFITS             OTHER BENEFITS
                                                           -----------------           -----------------
                                                           2003         2002           2003         2002
WEIGHTED-AVERAGE ASSUMPTIONS USED
TO DETERMINE NET PERIODIC BENEFIT COSTS
FOR THE YEARS ENDED DECEMBER 31:
   Discount rate                                           6.75%        7.25%          6.75%        7.25%
   Expected long-term return on plan assets                8.50%        9.00%          8.50%        9.00%
   Rate of compensation increase                           5.00%        5.00%             -            -

         CITGO's expected long-term rate of return on plan assets is intended to generally reflect the historical returns of the assets in its investment portfolio. The weighted average return at December 31, 2003 on indices representing CITGO's investment portfolio is 7.94% over the past 10 years and 8.84% over the past 15 years.

         For measurement purposes, a 10 percent pre-65 and an 11 percent post-65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. These rates are assumed to decrease 1 percent per year to an ultimate level of 5 percent by 2009 for pre-65 and 2010 for post-65 participants, and to remain at that level thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                          1-PERCENTAGE-        1-PERCENTAGE-
                                                                          POINT INCREASE       POINT DECREASE
                                                                          --------------       --------------
                                                                                   (000's OMITTED)
Increase (decrease) in total of service and interest cost
  components                                                                  $ 5,789             $ (4,578)
Increase (decrease) in postretirement benefit obligation                       69,283              (55,471)

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On January 12, 2004, the FASB Staff issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This Staff Position permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected to defer accounting for the effects of the Act. As a result, measures of the accumulated postretirement benefit cost and net periodic postretirement benefit cost do not reflect the effects of the Act. Specific authoritative guidance from the FASB on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

         PLAN ASSETS

         The CITGO qualified plans' assets include:

                                                             PERCENTAGE OF PLAN ASSETS
                                                                 AS OF DECEMBER 31,
                                               TARGET        -------------------------
                                             ALLOCATION         2003         2002
                                             ----------        -------      ------
ASSET CATEGORY:
     Domestic equity                             40%            40.10%       33.94%
     International equity                        20%            20.10%       18.22%
     Fixed income                                40%            39.20%       46.73%
     Cash                                         -              0.60%        1.11%
                                                ---            ------       ------
        Total                                   100%           100.00%      100.00%
                                                ===            ======       ======

         The PDVMR qualified plan's assets include:

                                                             PERCENTAGE OF PLAN ASSETS
                                                                  AS OF DECEMBER 31,
                                               TARGET        -------------------------
                                             ALLOCATION         2003           2002
                                             ----------      ---------        -------
ASSET CATEGORY:
     Domestic equity                             60%           60.00%          49.48%
     International equity                        10%           12.30%          12.27%
     Fixed income                                30%           27.20%          36.15%
     Cash                                         -             0.50%           2.10%
                                                ---           ------          ------
        Total                                   100%          100.00%         100.00%
                                                ===           ======          ======

         The investment return objective for these assets is to achieve returns that meet or exceed the actuarial discount rate over time. This is to be accomplished using a well-diversified portfolio structure. The Company periodically reviews the asset allocation to determine whether it remains appropriate for achieving the investment return objective.

         CONTRIBUTIONS - CITGO's policy is to fund the qualified pension plans in accordance with applicable laws and regulations and not to exceed the tax deductible limits. CITGO estimates that it will contribute $58 million to these plans in 2004. The nonqualified plans are funded as necessary to pay retiree benefits. The plan benefits for each of the qualified pension plans are primarily based on an employee's years of plan service and compensation as defined by each plan.

         CITGO's policy is to fund its postretirement benefits other than pensions obligation on a pay-as-you-go basis. CITGO estimates that it will contribute $10 million to these plans in 2004.

12.      INCOME TAXES

         The provisions for income taxes are comprised of the following:

                   2003           2002           2001
                            (000s OMITTED)
Current:
   Federal       $ 86,139       $ 47,087       $ 84,960
   State            1,924            751          5,686
   Foreign             70            222              -
                 --------       --------       --------
                   88,133         48,060         90,646
Deferred          157,303         47,813        115,576
                 --------       --------       --------

                 $245,436       $ 95,873       $206,222
                 ========       ========       ========

         The federal statutory tax rate differs from the effective tax rate due to the following:

                                            2003        2002         2001
Federal statutory tax rate                  35.0%       35.0%       35.0%
State taxes, net of federal benefit          1.3%        2.4%        0.9%
Dividend exclusions                         (1.4)%      (3.0)%      (1.2)%
Other                                        1.0%        0.4%       (0.2)%
                                            ----        ----        ----
Effective tax rate                          35.9%       34.8%       34.5%
                                            ====        ====        ====

         Deferred income taxes reflect the net tax effects of (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2003 and 2002 are as follows:

                                                                                     2003           2002
                                                                                         (000s OMITTED)
Deferred tax liabilities:
   Property, plant and equipment                                                  $  779,481     $  754,990
   Inventories                                                                        95,495         81,912
   Investments in affiliates                                                         192,458        173,603
   Other                                                                             155,646         95,886
                                                                                  ----------     ----------
                                                                                   1,223,080      1,106,391
                                                                                  ----------     ----------
Deferred tax assets:
   Postretirement benefit obligations                                                124,272         99,234
   Employee benefit accruals                                                          58,345         58,002
   Alternative minimum tax credit carryforwards                                        8,812         64,687
   Net operating loss carryforwards                                                    5,752         25,997
   Marketing and promotional accruals                                                  4,652          4,815
   Other                                                                              56,065         48,275
                                                                                  ----------     ----------
                                                                                     257,898        301,010
                                                                                  ----------     ----------
Net deferred tax liability (of which $5,375 is included in current liabilities at December 31, 2003 and $29,499 is included in current assets at
    December 31, 2002.)                                                           $  965,182     $  805,381
                                                                                  ==========     ==========

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

         In September 2002, a Texas court ordered CITGO to pay property owners and their attorneys approximately $6 million based on an alleged settlement of class action property damage claims as a result of alleged air, soil and groundwater contamination from emissions released from CITGO's Corpus Christi, Texas refinery. CITGO has appealed the ruling to the Texas Court of Appeals.

         MTBE Litigation

         CITGO is a defendant in a number of federal and state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a gasoline additive. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek injunctive relief to abate the contamination. The Company intends to defend all of the MTBE lawsuits vigorously.

           State Court Litigation

           - New York: Four actions are currently pending against the Company and others in New York state courts. Two have been filed by individual property owners, one has been filed by a public water supplier, and one is a purported class action on behalf of private well owners in two New York communities. Dispositive motions are pending in all except the public water supplier case. The defendants' motion to dismiss has been denied and the parties are negotiating a scheduling order in that case. Discovery has not commenced and a trial date has not been set.

           - Illinois: The Company is defending two actions pending in Illinois state court (Madison County). One is a purported class action on behalf of Illinois private well owners. The other case was filed by the Village of East Alton alleging contamination of its public water supplies. Both cases are scheduled for trial in the fall of 2004.

           Federal Court Litigation

           Fifty-two MTBE lawsuits have been filed in state courts in Illinois, New York, New Hampshire, New Jersey, Connecticut, Massachusetts, Vermont, Florida, Iowa, Indiana, Louisiana, Virginia, Pennsylvania, Kansas and California since September 30, 2003. To date, CITGO has been served in approximately 32 of these cases in California, Connecticut, New Hampshire, Illinois, Indiana, Pennsylvania, Vermont and New York. Most of the lawsuits were filed on behalf of public water suppliers and allege MTBE contamination of public drinking water sources. The New Hampshire case was filed by the New Hampshire State Attorney General to protect the state's water resources. The lawsuit seeks restoration and remediation, monitoring and testing of all public and private water supplies in the state, as well as compensatory and punitive damages and fines. All cases are being removed to federal court, concurrent federal declaratory judgment actions are being filed by certain of the defendants in those federal courts, and Tag-Along Notices have been filed with the federal Judicial Panel on Multidistrict Litigation

           ("JPML") requesting transfer and consolidation of all of the cases to the Southern District of New York as part of MDL 1358, which was created in October 2000 to coordinate similar litigation (now settled) and which remains administratively open. On December 19, 2003, Judge Shira Scheindlin, to whom MDL 1358 was previously assigned, entered an order requesting that all MTBE cases, other than those pending before her, be stayed until a decision is made by the JPML whether to transfer and consolidate the cases as part of MDL 1358. Since that time, all other recently filed cases have been stayed or are expected to be stayed. Plaintiffs have moved or will move to remand each of the removed cases. Briefing of the remand motions filed in two of the cases pending before Judge Scheindlin has been completed but no decision has been entered. Briefing of the remand motions filed in the actions that have been stayed will not go forward unless and until the stay orders are lifted. No discovery has commenced.

         In August 1999, the U.S. Department of Commerce rejected a petition filed by a group of independent oil producers to apply antidumping measures and countervailing duties against imports of crude oil from Venezuela, Iraq, Mexico and Saudi Arabia. The petitioners appealed this decision before the U.S. Court of International Trade based in New York. On September 19, 2000, the Court of International Trade remanded the case to the Department of Commerce with instructions to reconsider its August 1999 decision. The Department of Commerce was required to make a revised decision as to whether or not to initiate an investigation within 60 days. The Department of Commerce appealed to the U.S. Court of Appeals for the Federal Circuit, which dismissed the appeal as premature on July 31, 2001. The Department of Commerce issued its revised decision, which again rejected the petition, in August 2001. The revised decision was affirmed by the Court of International Trade on December 17, 2002. In February 2003, the independent oil producers appealed the decision of the Court of International Trade. On January 30, 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the Court of International Trade.

         CITGO has been named as a defendant in approximately 150 asbestos lawsuits pending in state and federal courts, primarily in Louisiana, Texas and Illinois. These cases, most of which involve multiple defendants, are brought by former employees or contractor employees seeking damages for asbestos related illnesses allegedly caused, at least in part, from exposure at refineries owned or operated by CITGO in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, the plaintiffs' alleged exposure occurred over a period of years extending back to a time before CITGO owned or operated the premises at issue. In some cases, CITGO is indemnified by or has the right to seek indemnification for losses and expenses that CITGO may incur from prior owners of the refineries or employers of the claimants. In other cases, CITGO's involvement arises not from having been sued directly but because prior owners of the CITGO refineries have asserted indemnification rights against CITGO.

         CITGO is a defendant in several cases involving employees and contractor employees allegedly seriously injured at CITGO's refineries due to CITGO's alleged negligence. CITGO is vigorously defending these cases.

         At December 31, 2003, CITGO's balance sheet included an accrual for lawsuits and claims of $27 million compared with $23 million at December 31, 2002. The increase in the accrual is due primarily to a revision in the estimated cost to CITGO in resolving various lawsuits and claims. In addition, CITGO estimates that an additional loss of $5 million is reasonably possible in connection with such lawsuits and claims.

         ENVIRONMENTAL COMPLIANCE AND REMEDIATION - CITGO is subject to the federal Clean Air Act ("CAA") which includes the New Source Review ("NSR") program as well as the Title V air permitting program; the federal Clean Water Act which includes the National Pollution Discharge Elimination System program; the Toxic Substances Control Act; and the federal Resource Conservation and Recovery Act and their equivalent state programs. CITGO is required to obtain permits under all of these programs and believes it is in material compliance with the terms of these permits. CITGO does not have any material

         Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") liability because the former owners of many of CITGO's assets have by explicit contractual language assumed all or the material portion of CERCLA obligations related to those assets. This includes the Lake Charles refinery and the Lemont refinery.

         The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulphur gasoline and diesel fuel that required additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. Also, regulatory interpretations by the United States Environmental Protection Agency ("U.S. EPA") regarding "modifications" to refinery equipment under the NSR provisions of the CAA have created uncertainty about the extent to which additional capital and operating expenditures will be required and administrative penalties imposed.

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

         The Company's Corpus Christi, Texas refinery is being investigated by state and federal agencies for alleged criminal violations of federal environment statutes and regulations, including the CAA and the Migratory Bird Act. The Company is cooperating with the investigation by producing requested documents and arranging for the interview of current and former employees. The Company understands that the investigation may continue for several months at which time the government will make a final decision as to whether to seek authority to file any criminal charges. The Company believes that it has defenses to any such charges. At this time, the Company cannot predict the outcome of, or the amount or range of any potential loss that would ensue from, any such charges. The Company has entered into a settlement with the Texas Commission on Environmental Quality ("TCEQ"), which was approved by the TCEQ on February 11, 2004, regarding civil charges under applicable laws relating to a portion of these alleged violations and including all issues which have been subject of prior, pending, and threatened enforcement proceedings by the TCEQ. That settlement called for a $1.74 million payment by the Company, of which $870,000 was paid in December 2003 and the balance was paid in March 2004. Further, the settlement will require the capital expenditures by the Company which will range up to an aggregate of $21 million to be incurred over a period of years. In addition, the Company is in settlement discussions with the U.S. EPA related to civil claims under the NSR and other provisions of the CAA, which, if finalized, would also address a portion of the alleged violations of federal law discussed in this paragraph. At this time, the Company cannot predict the final outcome of these negotiations.

         In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believes these companies have contributed to contamination in the Calcasieu Estuary, near Lake Charles, Louisiana and are potentially responsible parties ("PRPs") under the CERCLA. The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and since 1999 has been conducting a remedial investigation/feasibility study ("RI/FS") under its CERCLA authority. The U.S. EPA released the draft of the remedial investigation phase of the report in May 2003. CITGO and other PRPs may be potentially responsible for the costs of the RI/FS, subsequent remedial actions and natural resource damages. Although CITGO is still reviewing the recent remedial investigation phase of the report and its implications, CITGO submitted initial comments on the report in July 2003. Also, the EPA and the LDEQ issued a memorandum of understanding in June 2003 assigning the primary areas of responsibility between the agencies related to the Calcasieu Estuary. While the Company disagrees with many of the U.S. EPA's earlier allegations and conclusions, the Company and other industrial companies signed in December 2003, a Cooperative Agreement with the LDEQ on issues relative to the Bayou D'Inde tributary section of the Calcasieu Estuary. The Company will continue to deal separately with the LDEQ on issues relative to its refinery operations on another section of the Calcasieu Estuary. The Company still intends to contest this matter if necessary.

         In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits or installing new control equipment under the NSR provisions of the CAA. The NOVs followed inspections and formal information requests regarding the Company's Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois refineries. Since mid-2002, CITGO has been engaged in global settlement negotiations with the United States. The settlement negotiations have focused on different levels of air pollutant emission reductions and the merits of various types of control equipment to achieve those reductions. No settlement agreement, or agreement in principal, has been reached. Based primarily on the costs of control equipment reported by the United States and other petroleum companies and the types and number of emission control devices that have been agreed to in previous petroleum companies' NSR settlements with the United States, CITGO estimates that the capital costs of a settlement with the United States could be approximately $200 million. Any such capital costs would be incurred over a period of years, anticipated to be from 2004 to 2008. Also, this cost estimate range, while based on current information and judgment, is dependent on a number of subjective factors, including the types of control devices installed, the emission limitations set for the units the year the technology may be installed, and possible future operational changes. CITGO also may be subject to possible penalties. If settlement discussions fail, CITGO is prepared to contest the NOVs. If CITGO is found to have violated the provisions cited in the NOVs, it estimates the capital expenditures and penalties that might result could range up to $290 million, to be incurred over a period of years.

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

         In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging violations of the Louisiana air quality regulations at the CITGO's Lake Charles, Louisiana refinery during 2001. The majority of the alleged violations related to the leak detection and repair program. The Company is in settlement discussions with the LDEQ. The LDEQ believes this matter will be consolidated with the matters described in the previous paragraph related to the EPA's NSR enforcement initiative.

         At December 31, 2003, CITGO's balance sheet included an environmental accrual of $63 million. Results of operations reflect a decline in the accrual of $5 million during 2003 due primarily to a revision of the Company's estimated share of costs related to a site which is still under investigation by the U.S. EPA. CITGO estimates that an additional loss of $20 million is reasonably possible in connection with environmental matters.

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

         Increasingly stringent environmental regulatory provisions and obligations periodically require additional capital expenditures. During 2003, CITGO spent approximately $253 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $785 million for environmental and regulatory capital projects over the five-year period 2004-2008. These estimates may vary due to a variety of factors.

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

         THROUGHPUT AGREEMENTS - The Company has throughput agreements with certain pipeline affiliates (Note 8). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, the Company may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. The Company currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 2003, the Company has no fixed and determinable, unconditional purchase obligations under these agreements.

         COMMODITY DERIVATIVE ACTIVITY - As of December 31, 2003 the Company's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options, and over-the-counter swaps. At December 31, 2003, the balance sheet captions other current assets and other current liabilities include $16 million and $6 million, respectively, related to the fair values of open commodity derivatives.

         GUARANTEES - As of December 31, 2003, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an affiliate, bank debt of an equity investment, bank debt of customers and customer debt related to the acquisition of marketing equipment and financing debt incurred by an equity investment as shown in the following table:

                                                                  Expiration
                                                                     Date
                                                                  ----------

                                              (000s omitted)
Letters of credit                                 $32,981         2004-2005

Bank debt
     Equity investment                              5,500           2004
     Customers                                      2,301         2005-2009

Financing debt of customers
     Customer equipment acquisition                 1,001         2004-2007
     Equipment acquisition - NISCO                 11,303           2008
                                                  -------
     Total                                        $53,086
                                                  =======

         In each case, if the debtor fails to meet its obligation, CITGO could be obligated to make the required payment. The Company has not recorded any amounts on the Company's balance sheet relating to these guarantees.

         In the event of debtor default on the letters of credit, CITGO has been indemnified by PDV Holding, Inc., the direct parent of PDV America. In the event of debtor default on the equity investment bank debt, CITGO has no recourse. In the event of debtor default on customer bank debt, CITGO generally has recourse to personal guarantees from principals or liens on property. In the event of debtor default on financing debt incurred by customers, CITGO would receive an interest in the equipment being financed after making the guaranteed debt payment. In the event of debtor default on financing debt incurred by an equity investee, CITGO has no recourse.

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

         OTHER CREDIT AND OFF-BALANCE SHEET RISK INFORMATION AS OF DECEMBER 31, 2003 - The Company has outstanding letters of credit totaling approximately $225 million, which includes $221 million related to CITGO's tax-exempt and taxable revenue bonds (Note 10).

         The Company has also acquired surety bonds totaling $72 million primarily due to requirements of various government entities. The Company does not expect liabilities to be incurred related to such letters of credit or surety bonds.

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

14.      LEASES

         The Company leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expired on January 1, 2004; however, the Company renewed the lease for a two year term and may continue to renew the lease until January 31, 2011, the date of its option to purchase the facilities for a nominal amount. A portion of an operating unit at the Corpus Christi refinery is also considered a capital lease. The basic term of the lease expires on February 1, 2009 at which time the Company may purchase the leased unit for a nominal amount. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $215 million at December 31, 2003 and $209 million at December 31, 2002. Accumulated amortization related to the leased assets was approximately $143 million and $134 million at December 31, 2003 and 2002, respectively. Amortization is included in depreciation expense.

         The Company also has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment, vessels and vehicles. Rent expense on all operating leases totaled $116 million in 2003, $102 million in 2002, and $77 million in 2001. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:

                                                                        CAPITAL       OPERATING
                                                                         LEASE          LEASES          TOTAL
YEAR                                                                                (000s OMITTED)
2004                                                                    $ 5,956        $105,312        $111,268
2005                                                                      5,956          61,450          67,406
2006                                                                      5,956          42,189          48,145
2007                                                                      5,956          20,912          26,868
2008                                                                      5,956          15,401          21,357
Thereafter                                                               11,157          15,603          26,760
                                                                        -------        --------        --------
Total minimum lease payments                                             40,937        $260,867        $301,804
                                                                                       ========        ========
Amount representing interest                                            (12,632)
                                                                        -------
Present value of minimum lease payments                                  28,305
Current portion                                                          (2,336)
                                                                        -------
                                                                        $25,969
                                                                        =======

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

         The carrying amounts of cash equivalents approximate fair values. The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:

                                                             2003                             2002
                                                 ----------------------------      ---------------------------
                                                   CARRYING          FAIR            CARRYING          FAIR
                                                    AMOUNT           VALUE            AMOUNT           VALUE
                                                         (000s OMITTED)                   (000s OMITTED)
LIABILITIES:
   Long-term debt                                $ 1,473,464     $ 1,605,835       $ 1,300,524     $ 1,285,795

DERIVATIVE AND OFF-BALANCE
   SHEET FINANCIAL INSTRUMENTS -
   UNREALIZED LOSSES:
   Interest rate swap agreements                      (2,106)         (2,106)           (3,450)         (3,450)
   Guarantees of debt                                      -          (1,805)                -          (2,012)
   Letters of credit                                       -          (7,664)                -          (6,548)
   Surety bonds                                            -            (422)                -            (303)

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

         The Company recognizes property damage insurance recoveries in excess of the amount of recorded losses and related expenses, and business interruption insurance recoveries when such amounts are realized. During the years ended December 31, 2003 and 2002, the Company recorded $146 million and $407 million, respectively, of insurance recoveries primarily related to these fires. The Company received cash proceeds of $146 million and $442 million during the years ended December 31, 2003 and 2002, respectively. In July 2003, the Company received the final payment related to the Lemont fire.

                                     ******

                         REPORT OF INDEPENDENT AUDITORS

To the Partnership Governance Committee
of LYONDELL-CITGO Refining LP:

In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining LP (the "Partnership") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 2, 2004, except for matters discussed in Note 2, as to which the date is March 11, 2004

                           LYONDELL-CITGO REFINING LP

                              STATEMENTS OF INCOME

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
MILLIONS OF DOLLARS                                      2003          2002           2001
-------------------                                    --------      ---------      --------
SALES AND OTHER OPERATING REVENUES                     $  4,162      $   3,392      $  3,284

OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Crude oil and feedstock                         3,209          2,546         2,379
          Operating and other expenses                      633            547           588
     Selling, general and administrative expenses            56             53            61
                                                       --------      ---------      --------
                                                          3,898          3,146         3,028
                                                       --------      ---------      --------
     Operating income                                       264            246           256

Interest expense                                            (37)           (32)          (52)
Interest income                                               1            ---             1
Other expense                                               ---             (1)           (2)
                                                       --------      ---------      --------

NET INCOME                                             $    228      $     213      $    203
                                                       ========      =========      ========

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                                 BALANCE SHEETS

                                                               DECEMBER 31,
                                                        ------------------------
MILLIONS OF DOLLARS                                       2003           2002
                                                        ---------      ---------
ASSETS
Current assets:
     Cash and cash equivalents                          $      43      $     101
     Accounts receivable:
            Trade, net                                         51             47
            Related parties                                   121            106
     Inventories                                               98             93
     Prepaid expenses and other current assets                  3             10
                                                        ---------      ---------
        Total current assets                                  316            357
                                                        ---------      ---------

Property, plant and equipment                               2,495          2,392
Construction projects in progress                              67            159
Accumulated depreciation and amortization                  (1,322)        (1,239)
                                                        ---------      ---------
                                                            1,240          1,312
Other assets, net                                              81             88
                                                        ---------      ---------

        Total assets                                    $   1,637      $   1,757
                                                        =========      =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
            Trade                                       $      71      $      69
            Related parties and affiliates                    224            212
     Distribution payable to Lyondell Partners                 21            106
     Distribution payable to CITGO Partners                    15             75
     Accrued liabilities                                       55             52
                                                        ---------      ---------
        Total current liabilities                             386            514
                                                        ---------      ---------

Long-term debt                                                450            450
Loan payable to Lyondell Partners                             229            229
Loan payable to CITGO Partners                                 35             35
Other liabilities                                             114            126
                                                        ---------      ---------
        Total long-term liabilities                           828            840
                                                        ---------      ---------

Commitments and contingencies

Partners' capital:
     Partners' accounts                                       442            432
     Accumulated other comprehensive loss                     (19)           (29)
                                                        ---------      ---------
        Total partners' capital                               423            403
                                                        ---------      ---------

            Total liabilities and partners' capital     $   1,637      $   1,757
                                                        =========      =========

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                            STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
MILLIONS OF DOLLARS                                                 2003          2002          2001
-------------------                                                ------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $  228       $   213       $   203
     Adjustments to reconcile net income to
          cash provided by operating activities:
          Depreciation and amortization                               113           116           108
          Net loss (gain) on disposition of assets                     27             1            (3)
          Other                                                       ---             1             2
    Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                         (19)          (59)          113
          Inventories                                                  (5)           37           (40)
          Accounts payable                                             14            70           (88)
          Other assets and liabilities                                 16           (18)          (15)
                                                                   ------       -------       -------
               Cash provided by operating activities                  374           361           280
                                                                   ------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                   (46)          (65)         (109)
     Proceeds from sale of property, plant and equipment              ---             2             8
     Other                                                            ---            (3)            5
                                                                   ------       -------       -------
               Cash used in investing activities                      (46)          (66)          (96)
                                                                   ------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to Lyondell Partners                              (253)         (126)         (165)
     Distributions to CITGO Partners                                 (178)          (89)         (116)
     Contributions from Lyondell Partners                              30            46            45
     Contributions from CITGO Partners                                 21            32            32
     Net (repayment) borrowing under lines of credit                  ---           (50)           30
     Payment of debt issuance costs                                    (6)          (10)           (8)
                                                                   ------       -------       -------
               Cash used in financing activities                     (386)         (197)         (182)
                                                                   ------       -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (58)           98             2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      101             3             1
                                                                   ------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   43       $   101       $     3
                                                                   ======       =======       =======

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                         STATEMENTS OF PARTNERS' CAPITAL

                                      PARTNERS' ACCOUNTS            ACCUMULATED
                                -------------------------------       OTHER
                                LYONDELL     CITGO                 COMPREHENSIVE    COMPREHENSIVE
MILLIONS OF DOLLARS             PARTNERS    PARTNERS     TOTAL     INCOME (LOSS)    INCOME (LOSS)
-------------------             --------    --------    -------    -------------    -------------
BALANCE AT JANUARY 1, 2001      $      3    $    505    $   508      $   ---

Net income                           129          74        203          ---           $   203
Cash contributions                    45          32         77          ---               ---
Distributions to Partners           (165)       (116)      (281)         ---               ---
Other comprehensive (loss)-
  minimum pension liability                                              (15)              (15)
                                --------    --------    -------      -------           -------
Comprehensive income                                                                   $   188
                                                                                       =======

BALANCE AT DECEMBER 31, 2001          12         495        507          (15)

Net income                           135          78        213          ---           $   213
Cash contributions                    46          32         78          ---               ---
Distributions to Partners           (215)       (151)      (366)         ---               ---
Other comprehensive (loss)-
   minimum pension liability                                             (14)              (14)
                                --------    --------    -------      -------           -------
Comprehensive income                                                                   $   199
                                                                                       =======

BALANCE AT DECEMBER 31, 2002         (22)        454        432          (29)

Net income                           144          84        228          ---           $   228
Cash contributions                    30          21         51          ---               ---
Other contributions                   10           7         17          ---               ---
Distributions to Partners           (168)       (118)      (286)         ---               ---
Other comprehensive income -
   minimum pension liability                                              10                10
                                --------    --------    -------      -------           -------
Comprehensive income                                                                   $   238
                                                                                       =======

BALANCE AT DECEMBER 31, 2003    $     (6)   $    448    $   442      $   (19)
                                ========    ========    =======      =======

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                          NOTES TO FINANCIAL STATEMENTS

1.       THE PARTNERSHIP

LYONDELL-CITGO Refining LP ("LCR" or the "Partnership") was formed on July 1, 1993 by subsidiaries of Lyondell Chemical Company ("Lyondell") and CITGO Petroleum Corporation ("CITGO") primarily in order to own and operate a refinery ("Refinery") located on the Houston Ship Channel in Houston, Texas.

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

The Partners have agreed to allocate cash distributions based on an ownership interest that was determined by certain contributions instead of allocating such amounts based on their capital account balances. Based upon these contributions, Lyondell Partners and CITGO Partners had ownership interests of approximately 59% and 41%, respectively, as of December 31, 2003. Net income as shown on the statements of partners' capital is made up of two components which are allocated to the partners on different bases: depreciation expense, which is allocated to each partner in proportion to contributed assets, and net income other than depreciation expense, which is allocated to each partner based on ownership interests.

2.       SUBSEQUENT EVENT

At December 31, 2003, LCR had $450 million outstanding under an eighteen-month term bank loan facility and a $70 million working capital revolving credit facility (the "Facilities"), both of which expire in June 2004 (see Note 9). Management of LCR, Lyondell and CITGO are pursuing a refinancing of the Facilities and expect to complete the refinancing before the Facilities expire. On March 11, 2004, LCR entered into an agreement with a major financial institution to refinance the Facilities on a long-term basis, with interest of LIBOR plus 3%, but in no event more than LIBOR plus 8%, and with other terms substantially similar to the current Facilities. The closing of the new facility is subject to normal conditions of closing, as well as the maintenance of certain financial and operating ratios. Based on this agreement, the $450 million term bank loan amount has been classified in the balance sheet as long-term debt at December 31, 2003.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment is made. Under the terms of a long-term product sales agreement, CITGO buys all of the gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery, which represents over 70% of LCR revenues, at market-based prices.

Cash and Cash Equivalents -- Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts. Cash equivalents include instruments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. The Partnership's policy is to invest cash in conservative, highly rated instruments and to limit the amount of credit exposure to any one institution.

Accounts Receivable -- The Partnership sells its products primarily to CITGO and to other industrial concerns in the petrochemical and refining industries. The Partnership performs ongoing credit evaluations of its customers' financial condition and in certain circumstances, requires letters of credit from them. The Partnership's allowance

                           LYONDELL-CITGO REFINING LP
for doubtful accounts receivable, which is reflected in the Balance Sheets as a reduction of accounts receivable-trade, totaled $25,000 at both December 31, 2003 and 2002.

Inventories -- Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for substantially all inventories, except for materials and supplies, which are valued using the average cost method.

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the normal LIFO valuation policy.

Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful asset lives, generally, 24 years for major manufacturing equipment, 24 to 30 years for buildings, 5 to 10 years for light equipment and instrumentation, 10 years for office furniture and 5 years for information system equipment. Upon retirement or sale, LCR removes the cost of the asset and the related accumulated depreciation from the accounts and reflects any resulting gain or loss in the Statement of Income. LCR's policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

Long-Lived Asset Impairment -- LCR evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell the assets.

Turnaround Maintenance and Repair Costs -- Costs of maintenance and repairs exceeding $5 million incurred in connection with turnarounds of major units at the Refinery are deferred and amortized using the straight-line method over the period until the next planned turnaround, generally 4 to 6 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Identifiable Intangible Assets -- Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over periods of 3 to 10 years. Other intangible assets are carried at amortized cost and primarily consist of deferred debt issuance costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

Environmental Remediation Costs -- Anticipated expenditures related to investigation and remediation of contaminated sites, which include operating facilities and waste disposal sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Estimated expenditures have not been discounted to present value.

Income Taxes -- The Partnership is not subject to federal income taxes as income is reportable directly by the individual partners; therefore, there is no provision for federal income taxes in the accompanying financial statements.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting and Reporting Changes -- Effective January 1, 2003, LCR implemented Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The primary impact of the statement on LCR is the classification of gains or losses that result from the early extinguishment of debt as an element of income before extraordinary items. Previously, such gains and losses were classified as extraordinary items. The Income Statement reflects these

                           LYONDELL-CITGO REFINING LP
changes for all periods presented. LCR incurred losses on early extinguishment of debt of $1 million and $2 million for the years ended December 31, 2002 and 2001, respectively.

Effective December 31, 2003, LCR adopted the disclosure requirements of SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, issued by the Financial Accounting Standards Board ("FASB") in December 2003, and requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information (see note
12).

In January 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. The FSP permits a sponsor of retiree health benefit plan to make a one-time election to defer recognition of the effects of the new Medicare legislation in accounting for its plans under SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions, or in making disclosures related to its plans required by SFAS No. 132 (Revised
2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, until the FASB develops and issues authoritative guidance on accounting for subsidies provided by the Act. Such FASB guidance could require a change in currently reported information. LCR elected to make the one-time deferral and is currently evaluating the effect of FSP FAS 106-1.

Effective January 1, 2003, LCR adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which address obligations associated with retirement of tangible long-lived assets, and SFAS No. 146, Accounting for Exit or Disposal Activities, which address the recognition, measurement and recording of costs associated with exit and disposal activities, including restructuring activities and facility closings. LCR's adoption of the provisions of SFAS No. 143 and SFAS No. 146 had no material impact on its financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December
2003), Consolidation of Variable Interest Entities ("FIN 46R"), primarily to clarify the required accounting for interests in variable interest entities ("VIEs"). This standard replaces FASB Financial Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. LCR's application of FIN 46R, has no material impact on its financial statements.

Reclassifications -- Certain previously reported amounts have been reclassified to conform to classifications adopted in 2003.

4.       RELATED PARTY TRANSACTIONS

LCR is party to agreements with the following related parties:

     -    CITGO

     -    CITGO Partners

     - Equistar Chemicals, LP ("Equistar"), in which Lyondell holds a 70.5% interest

     -    Lyondell

     -    Lyondell Partners

     -    PDVSA

     -    PDVSA Oil

     -    Petrozuata Financial, Inc.

     -    TCP Petcoke Corporation

LCR buys a substantial portion of its crude oil supply at deemed product-based prices, adjusted for certain indexed items (see Note 13), from PDVSA Oil under the terms of a long-term crude oil supply agreement ("Crude Supply Agreement").

                           LYONDELL-CITGO REFINING LP

Under the terms of a long-term product sales agreement, CITGO buys all of the finished gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery at market-based prices.

LCR is party to a number of raw materials, product sales and administrative service agreements with Lyondell, CITGO and Equistar. These include a hydrogen take-or-pay contract with Equistar (see Note 13). In addition, a processing agreement provides for the production of alkylate and methyl tertiary butyl ether for the Partnership at Equistar's Channelview, Texas petrochemical complex.

Under the terms of a lubricant facility operating agreement, CITGO operates the lubricant blending and packaging facility in Birmingport, Alabama while the Partnership retained ownership. During 2003, a decision was made to discontinue the lubes blending and packaging operations at the facility in Birmingport, Alabama and the facility was permanently shut down. Lubes blending and packaging operations are now conducted at CITGO or other locations. Under the terms of the lubricant sales agreements, CITGO buys paraffinic lubricants base oil, naphthenic lubricants, white mineral oils and specialty oils from the Partnership.

Related party transactions are summarized as follows:

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------
MILLIONS OF DOLLARS                                2003          2002        2001
-------------------                               ------        ------      ------
LCR billed related parties for the following:
  Sales of products:
    CITGO                                         $3,010        $2,488      $2,309
    Equistar                                         227           217         203
    Lyondell                                         ---             1         ---
    TCP Petcoke Corporation                           33            17          40
  Services and cost sharing arrangements:
    Equistar                                         ---             1           2
    Lyondell                                           1             1           3

Related parties billed LCR for the following:
  Purchase of products:
    CITGO                                            201            78          80
    Equistar                                         445           324         359
    Lyondell                                           4             1         ---
    PDVSA                                          1,742         1,259       1,474
    Petrozuata                                       ---            22         ---
  Transportation charges:
    CITGO                                              1             1           1
    Equistar                                           4             3           3
    PDVSA                                            ---             3           3
  Services and cost sharing arrangements:
    CITGO                                              6             8           3
    Equistar                                          21            17          19
    Lyondell                                           2             3           3

See Note 9 for information regarding LCR master notes payable to Lyondell Partners and CITGO Partners.

5.       SUPPLEMENTAL CASH FLOW INFORMATION

At December 31, 2003, 2002 and 2001, construction in progress included approximately $5 million, $6 million and $11 million, respectively, of non-cash additions which related to accounts payable accruals.

                           LYONDELL-CITGO REFINING LP

During 2003, 2002 and 2001, LCR paid interest of $20 million, $26 million and $38 million, respectively. No interest costs were capitalized in 2003, 2002 or 2001.

In June 2003, the Partners agreed to contribute part of the outstanding accrued interest payable to the respective Partners' capital accounts based on their relative ownership interests of approximately 59% for Lyondell Partners and 41% for CITGO Partners. Accordingly, $10 million and $7 million of Lyondell Partners and CITGO Partners accrued interest, respectively, was reclassified to the respective Partners' capital accounts.

6.       INVENTORIES

Inventories consisted of the following components at December 31:

MILLIONS OF DOLLARS                          2003              2002
-------------------                          ----              ----
Finished goods                               $ 16              $ 29
Raw materials                                  69                51
Materials and supplies                         13                13
                                             ----              ----
        Total inventories                    $ 98              $ 93
                                             ====              ====

In 2003 and 2002, all inventory, excluding materials and supplies, were valued using the LIFO method. The excess of replacement cost of inventories over the carrying value was approximately $163 million at December 31, 2003.

7.       OTHER ASSETS

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

                                             2003                                2002
                               -------------------------------    --------------------------------
                                         ACCUMULATED                         ACCUMULATED
MILLIONS OF DOLLARS             COST     AMORTIZATION     NET      COST      AMORTIZATION     NET
                               ------    ------------    -----    -------    ------------    -----
Intangible assets:
  Turnaround costs             $   58       $ (27)       $  31    $   58       $   (16)      $  42
  Software costs                   38         (21)          17        38           (19)         19
  Debt issuance costs              16         (11)           5        10            (1)          9
  Catalyst costs                   11          (6)           5        16           (12)          4
  Other                             2          --            2         3            --           3
                               ------       -----        -----    ------       -------       -----
Total intangible assets        $  125       $ (65)          60    $  125       $   (48)         77
                               ======       =====        =====    ======       =======
Company-owned life insurance                                 5                                   5
Other                                                       16                                   6
                                                         -----                               -----
Total other assets                                       $  81                               $  88
                                                         =====                               =====

Scheduled amortization of these intangible assets for the next five years is estimated at $20 million in 2004, $15 million in 2005, $12 million in 2006, $3 million in 2007 and $3 million in 2008.

                           LYONDELL-CITGO REFINING LP

Depreciation and amortization expense is summarized as follows:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
MILLIONS OF DOLLARS                                  2003            2002       2001
-------------------                                 ------          ------      -----
Property, plant and equipment                       $   90          $   89     $   83
Turnaround costs                                        12              13         11
Software costs                                           5               5          6
Other                                                    6               9          8
                                                    ------          ------     ------
     Total depreciation and amortization            $  113          $  116     $  108
                                                    ======          ======     ======

In addition to the depreciation and amortization shown above, amortization of debt issuance costs of $11 million, $5 million and $8 million in 2003, 2002 and 2001, respectively, is included in interest expense in the Statements of Income.

8.       ACCRUED LIABILITIES

Accrued liabilities consisted of the following components at December 31:

MILLIONS OF DOLLARS                                2003              2002
-------------------                                ----              ----
Payroll and benefits                               $ 25              $ 22
Taxes other than income                              25                23
Interest                                              2                 3
Other                                                 3                 4
                                                   ----              ----
     Total accrued liabilities                     $ 55              $ 52
                                                   ====              ====

9.       FINANCING ARRANGEMENTS

In December 2002, LCR completed a refinancing of its credit facilities with a new $450 million term bank loan facility and a $70 million working capital revolving credit facility that mature in June 2004. The December 2002 refinancing replaced an eighteen-month credit facility consisting of a $450 million term loan and a $70 million revolving credit facility with a group of banks, that would have expired in January 2003. The facilities are secured by substantially all of the assets of LCR. At December 31, 2003 and 2002, $450 million was outstanding under the bank term loan facility with weighted-average interest rates of 4.1% and 4.5%, respectively. Interest for this facility was determined by base rates or eurodollar rates at the Partnership's option. The $70 million working capital revolving credit facility is utilized for general business purposes and for letters of credit. At December 31, 2003, no amounts were outstanding under this facility. At December 31, 2003, LCR had outstanding letters of credit totaling $13 million.

Both facilities contain covenants that require LCR to maintain a minimum net worth and maintain certain financial ratios defined in the agreements. The facilities also contain other customary covenants which limit the Partnership's ability to modify certain significant contracts, incur significant additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. LCR was in compliance with all such covenants at December 31, 2003.

Also during the December 2002 refinancing, the Partners and LCR agreed to renew and extend a number of existing notes due to Lyondell Partners and CITGO Partners with master notes to each Partner. The master notes extended the due date from July 1, 2003 to December 7, 2004, and are subordinate to the two bank credit facilities. At December 31, 2003 and 2002, Lyondell Partners and CITGO Partners loans were $229 million and $35 million, respectively, and both loans had weighted-average interest rates of 2.2%, which were based on eurodollar rates.

                           LYONDELL-CITGO REFINING LP

Interest to both Partners was paid at the end of each calendar quarter through June 30, 1999, but is now deferred in accordance with the restrictions included in the $450 million term bank loan facility. Subsequent to December 31, 2003, the due date of the master notes was extended to March 31, 2005. Accordingly, these amounts have been reflected as long-term liabilities in the Balance Sheet at December 31, 2003.

10.      LEASE COMMITMENTS

LCR leases crude oil storage facilities, computer equipment, office equipment and other items under noncancelable operating lease arrangements for varying periods. As of December 31, 2003, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

MILLIONS OF DOLLARS
-------------------
2004                                                              $    73
2005                                                                   37
2006                                                                   34
2007                                                                   28
2008                                                                   18
   Thereafter                                                         104
                                                                  -------
Total minimum lease payments                                      $   294
                                                                  =======

Operating lease net rental expenses for 2003, 2002 and 2001 were approximately $63 million, $34 million and $32 million, respectively.

11.      FINANCIAL INSTRUMENTS

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximated their carrying value due to their short maturity. The fair value of long-term loans payable approximated their carrying value because of their variable interest rates.

12.      PENSION AND OTHER POSTRETIREMENT BENEFITS

LCR has defined benefit pension plans, which cover full-time regular employees. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. LCR funds the plans through periodic contributions to pension trust funds as required by applicable law. LCR also has one unfunded supplemental nonqualified retirement plan, which provides pension benefits for certain employees in excess of the tax-qualified plans' limit. In addition, LCR sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plan is contributory, while the life insurance plan is noncontributory. The measurement date for LCR's pension and other postretirement benefit plans is December 31, 2003.

                           LYONDELL-CITGO REFINING LP

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

                                                                        OTHER POSTRETIREMENT
                                                PENSION BENEFITS              BENEFITS
                                              ---------------------     --------------------
       MILLIONS OF DOLLARS                      2003         2002         2003         2002
       -------------------                    --------     --------     --------     -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, January 1                 $    124     $     97     $     35     $    31
Service cost                                         6            6            1           1
Interest cost                                        7            8            2           2
Plan amendments                                    ---            1          ---         ---
Actuarial (gain) loss                               (3)          15            3           3
Benefits paid                                       (9)          (3)          (2)         (2)
                                              --------     --------     --------     -------
Benefit obligation, December 31                    125          124           39          35
                                              --------     --------     --------     -------

CHANGE IN PLAN ASSETS:
Fair value of plan assets, January 1                49           39
Actual return on plan assets                        10           (5)
Partnership contributions                            1           18
Benefits paid                                       (9)          (3)
                                              --------     --------
Fair value of plan assets, December 31              51           49
                                              --------     --------

Funded status                                      (74)         (75)        (39)         (35)
Unrecognized actuarial and investment loss          46           59          16           14
Unrecognized prior service cost (benefit)            2            3         (16)         (19)
                                              --------     --------     --------     -------
Net amount recognized                         $    (26)    $    (13)    $   (39)     $   (40)
                                              ========     ========     =======      =======

AMOUNTS RECOGNIZED IN THE
   BALANCE SHEET CONSIST OF:
Accrued benefit liability                     $    (47)    $    (45)    $   (39)     $   (40)
Intangible asset                                     2            3         ---          ---
Accumulated other comprehensive income              19           29         ---          ---
                                              --------     --------     --------     -------
Net amount recognized                         $    (26)    $    (13)    $   (39)     $   (40)
                                              ========     ========     =======      =======

ADDITIONAL INFORMATION
Accumulated benefit obligation for defined
   benefit plans, December 31                 $     98     $     93
Increase (decrease) in minimum liability
   included in other comprehensive income          (10)          14

Pension plans with projected and accumulated benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

      MILLIONS OF DOLLARS                          2003             2002
      -------------------                         ------           ------
Projected benefit obligations                     $  125           $  124
Accumulated benefit obligations                       98               93
Fair value of assets                                  51               49

                           LYONDELL-CITGO REFINING LP

Net periodic pension and other postretirement benefit costs included the following components:

                                                                     OTHER POSTRETIREMENT
                                            PENSION BENEFITS                BENEFITS
                                            ----------------                --------
MILLIONS OF DOLLARS                      2003     2002     2001     2003      2002      2001
-------------------                     ------   ------   ------   ------    ------    ------
COMPONENTS OF NET PERIODIC
 BENEFIT COST:
  Service cost                          $    7   $    6   $    5   $    1    $    1    $    1
  Interest cost                              7        8        6        2         2         2

  Actual (gain) loss on plan assets        (10)       5        3      ---       ---       ---
  Less unrecognized gain (loss)              6       (9)      (7)     ---       ---       ---
                                        ------   ------   ------   ------    ------    ------
  Recognized gain on plan assets            (4)      (4)      (4)     ---       ---       ---

  Amortization of prior service costs      ---      ---      ---       (3)       (3)       (3)
  Actuarial loss amortization                4        3        2        1         1         1
                                        ======   ======   ======   ======    ======    ======
  Net periodic benefit cost             $   14   $   13   $    9   $    1    $    1    $    1
                                        ======   ======   ======   ======    ======    ======

The weighted-average assumptions used in determining net benefit liabilities were as follows at December 31:

                                   PENSION        OTHER POSTRETIREMENT
                                   BENEFITS              BENEFITS
                                   --------              --------
                                 2003     2002      2003         2002
                                 ----     ----      ----         ----
Discount rate                    6.25%    6.50%     6.25%         6.50%
Rate of compensation increase    4.50%    4.50%      ---           ---

The weighted-average assumptions used in determining net periodic benefit cost were as follows:

                                                                             OTHER POSTRETIREMENT
                                         PENSION BENEFITS                            BENEFITS
                                  -------------------------------       --------------------------------
                                  2003         2002         2001         2003          2002         2001
                                  ----         ----         ----         ----          ----         ----
Discount rate                     6.50%        6.50%        7.00%        6.50%         6.50%        7.00%
Expected return on plan assets    8.00%        9.50%        9.50%         ---           ---          ---
Rate of compensation increase     4.50%        4.50%        4.50%         ---           ---          ---

Management's goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted assets allocations of 55% U.S. equity securities, 15% non-U.S. equity securities and 30% fixed income securities were adopted in 2003 for the plans based on recommendations by LCR's independent pension investment advisor. Investment policies prohibit investments in securities issued by an affiliate, such as Lyondell, or investment in speculative, derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Prior to 2003, LCR's expected long-term rate of return on plan assets of 9.5% had been based on the average level or earnings that its independent pension investment advisor had advised could be expected to be earned over time, using the expected returns for the above-noted asset allocations that had been recommended by the advisor, and had

                           LYONDELL-CITGO REFINING LP
been adopted for the plans. Over the three-year period ended December 31, 2003, LCR's actual return on plan assets was averaging 2% per year. In 2003, LCR reviewed its asset allocation and expected long-term rate of return assumptions and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, LCR reduced its expected long-term rate of return on plan assets to 8% and did not significantly change its plan asset allocations.

LCR's pension plan weighted-average asset allocations by asset category were as follows at December 31:

ASSET CATEGORY                         2003 POLICY                 2003                 2002
--------------                         -----------                 ----                 ----
U.S. equity securities                      55%                      53%                  48%
Non-U.S. equity securities                  15%                      18%                  20%
Fixed income securities                     30%                      29%                  32%
                                           ---                      ---                  ---
         Total                             100%                     100%                 100%
                                           ===                      ===                  ===

LCR expects to contribute approximately $7 million to its pension plans in 2004.

As of December 31, 2003, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

                                                                         PENSION                OTHER
MILLIONS OF DOLLARS                                                      BENEFITS              BENEFITS
-------------------                                                      --------              ---------
  2004                                                                     $  6                   $ 2
  2005                                                                        6                     2
  2006                                                                        8                     2
  2007                                                                        9                     3
  2008                                                                       10                     3
  2009 through 2013                                                          78                    15
                                                                           ----                   ---
Total                                                                      $117                   $27
                                                                           ====                   ===

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2003 was 10% for 2004, 7% for 2005 through 2007 and 5% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on LCR's maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not change the accumulated postretirement benefit liability as of December 31, 2003 and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

LCR also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by LCR were $5 million in each of the three years ended December 31, 2003.

13.  COMMITMENTS AND CONTINGENCIES

Commitments--LCR has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for LCR's business and at prevailing market prices. LCR is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally take-or-pay contracts for hydrogen, electricity and steam. At December 31, 2003, future minimum payments under

                           LYONDELL-CITGO REFINING LP
these contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

MILLIONS OF DOLLARS
-------------------
2004                                                               $     50
2005                                                                     53
2006                                                                     48
2007                                                                     46
2008                                                                     46
Thereafter through 2021                                                 385
                                                                   --------
   Total minimum contract payments                                 $    628
                                                                   ========

Total LCR purchases under these agreements were $107 million, $68 million and $94 million during 2003, 2002 and 2001, respectively. A substantial portion of the future minimum payments and purchases were related to a hydrogen take-or-pay agreement with Equistar (see Note 4).

Crude Supply Agreement--Under the Crude Supply Agreement ("CSA"), which will expire on December 31, 2017, PDVSA Oil is required to sell, and LCR is required to purchase 230,000 barrels per day of extra heavy Venezuelan crude oil, which constitutes approximately 86% of the Refinery's refining capacity of 268,000 barrels per day of crude oil (see Note 4). Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments under a different provision of the CSA in partial compensation for such reductions.

In January 2002, PDVSA Oil again declared itself in a force majeure situation and beginning in March 2002, reduced deliveries of crude oil to LCR. Although deliveries increased to contract levels of 230,000 barrels per day during the third quarter 2002, PDVSA Oil did not revoke its January 2002 force majeure declaration during 2002. A national work stoppage in Venezuela began in early December 2002 and disrupted deliveries of crude oil to LCR under the CSA. PDVSA Oil again declared a force majeure and reduced deliveries of crude oil to LCR. In March 2003, PDVSA Oil notified LCR that the force majeure had been lifted with respect to CSA crude oil.

LCR has consistently contested the validity of the reductions in deliveries by PDVSA Oil's and PDVSA under the CSA. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures and the parties have been unable to resolve their commercial dispute. As a result, in February 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations, which LCR is continuing to litigate.

From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. LCR is unable to predict whether changes in either arrangement will occur. There are various possible outcomes associated with these matters. One possible outcome is that they will be settled through the ongoing negotiations of the parties involved, leading to agreements of mutual benefit. A negotiated settlement of these issues between the parties may or may not include monetary payments.

Subject to the consent of the other partner and rights of first offer and first refusal, the Partners each have a right to transfer their interest in LCR to unaffiliated third parties in certain circumstances.

Depending on then-current market conditions, any breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil in the merchant market, could subject LCR to significant volatility and price fluctuations and could adversely affect the Partnership. There can be no assurance that alternative crude oil supplies with similar margins would be available for purchase by LCR.

                           LYONDELL-CITGO REFINING LP

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

LCR estimates that it has a liability of approximately $1 million at December 31, 2003 related to future assessment and remediation costs. Lyondell has a contractual obligation to reimburse LCR for approximately half of this liability. Accordingly, LCR has reflected a current liability for the remaining portion of this liability that will not be reimbursed by Lyondell. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded. However, it is possible that new information associated with this liability, new technology or future developments such as involvement in investigations by regulatory agencies, could require LCR to reassess its potential exposure related to environmental matters.

Clean Air Act--The eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA"). Emission reduction controls for nitrogen oxides ("NOx") must be installed at the Refinery located in the Houston/Galveston region during the next several years. Revised rules adopted by the regulatory agencies changed the required NOx reduction levels from 90% to 80%. Under the revised 80% standard, LCR estimates that incremental capital expenditures would range between $50 million and $55 million. However, this estimate could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds ("HRVOC"). LCR is still assessing the impact of the proposed HRVOC revisions and there can be no guarantee as to the ultimate capital cost of implementing any final plan developed to ensure ozone attainment by the 2007 deadline. The timing and amount of these expenditures are also subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals.

The Clean Air Act also specified certain emissions standards for vehicles, and in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new "on-road" diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel ("ULSD") by June 2006 and 100% by the end of 2009, with less stringent standards for "off-road" diesel fuel. To date, the "off-road" diesel fuel standards have not been finalized. These gasoline and diesel fuel standards will result in increased capital investment for LCR.

In 2003, LCR developed alternative approaches to complying with the low sulfur gasoline standard and the new diesel fuel standard that will lead to an approximate $300 million reduction in overall estimated capital expenditures for these projects. As a result, LCR recognized impairment of value of $25 million of project costs incurred to date. The revised estimated spending for these projects, excluding the $25 million charge, totaled between $165 million and $205 million. LCR significantly reduced the estimated costs for implementing the new diesel standards as a result of its ability to retrofit current production units. The revised estimated costs for implementing the new diesel standards also reflects LCR's implementation strategy for producing and marketing ULSD and "off-road" diesel. LCR has spent approximately $23 million, excluding the $25 million charge, as of December 31, 2003 for both the

                           LYONDELL-CITGO REFINING LP
gasoline and diesel fuel standard projects. In addition, these standards could result in higher operating costs for LCR.

General - LCR is involved in various lawsuits and proceedings. Subject to the uncertainty inherent in all litigation, management believes the resolution of these proceedings will not have a material adverse effect on the financial position, liquidity or results of operations of LCR.

In the opinion of management, any liability arising from the matters discussed in this note is not expected to have a material adverse effect on the financial position or liquidity of LCR. However, the adverse resolution in any reporting period of one or more of these matters discussed in this note could have a material impact on LCR's results of operations for that period which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

                                 EXHIBIT INDEX

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

4.2      Indenture, dated February 27, 2003, between CITGO Petroleum
         Corporation, as Issuer, and The Bank of New York, as Trustee, relating to the $550,000,000 11-3/8% Senior Notes due 2011 of CITGO Petroleum
         Corporation (incorporated by reference to the Registrant's 2002 Form
         10-K, File No. 1-14380, Exhibit 4.2 filed with the Commission on March
         24, 3003).

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

10.20 $260,000,000 Three-Year Credit Agreement dated as of December 11, 2002 among CITGO Petroleum Corporation, Bank of America, N.A., as
         Administrative Agent, JP Morgan Chase Bank, as Syndication Agent,
         Societe Generale, as Documentation Agent and the other lenders party thereto (incorporated by reference to the Registrant's 2002 Form 10-K, File No. 1-14380, Exhibit 10.22 filed with the Commission on March 24,
         2003).

10.21    First Amendment to Three-Year Credit Agreement entered into January 29,
         2003, but effective as of December 11, 2002, among CITGO Petroleum
         Corporation, Bank of America, N.A., as Administrative Agent and the other lenders party thereto (incorporated by reference to the Registrant's 2002 Form 10-K, File No. 1-14380, Exhibit 10.23 filed with the Commission on March 24, 2003).

10.22    $200,000,000 Term Loan Agreement dated as of February 27, 2003 among
         CITGO Petroleum Corporation, Credit Suisse First Boston, Cayman Island
         Branch, as Administrative Agent, and the other lenders party thereto, including Guarantee and Collateral Agreement among CITGO Petroleum
         Corporation; CITGO Pipeline Holding I, LLC; CITGO Pipeline Holding II,
         LLC and Credit Suisse First Boston, Cayman Islands Branch (incorporated by reference to the Registrant's 2002 Form 10-K, File No. 1-14380,
         Exhibit 10.24 filed with the Commission on March 24, 2003).

10.23*   Purchase and Sale Agreement dated as of February 28, 2003 between CITGO
         Petroleum Corporation and CITGO Funding Company, L.L.C.

10.24*   Amendment No. 1 dated as of November 26, 2003 to Purchase and Sale
         Agreement dated as of February 28, 2003.

10.25*   Receivables Purchase Agreement dated as of February 28, 2003 among
         CITGO Funding Company, L.L.C., CITGO Petroleum Corporation, Asset One
         Securitization, LLC and Societe Generale.

10.26*   Amendment No. 1 dated as of November 26, 2003 to Receivables Purchase
         Agreement dated as of February 28, 2003.

12.1*    Computation of Ratio of Earnings to Fixed Charges.

23.1*    Consent of Independent Auditors of CITGO Petroleum Corporation.

23.2*    Consent of Independent Auditors of CITGO Petroleum Corporation.

23.3*    Consent of Independent Auditors of CITGO Petroleum Corporation.

23.4*    Consent of Independent Auditors of CITGO Petroleum Corporation.

23.5*    Consent of Independent Accountants of LYONDELL-CITGO Refining LP.

23.6*    Consent of Independent Accountants of LYONDELL-CITGO Refining LP.

31.1*    Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the
         Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed by Luis E. Marin, President and Chief Executive Officer.

31.2*    Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the
         Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed by Eddie R. Humphrey, Chief Financial Officer.

32.1*    Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United
         States Code as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed by Luis E. Marin, President and Chief
         Executive Officer.

32.2*    Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United
         States Code as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed by Eddie R. Humphrey, Chief Financial
         Officer.

--------
* Filed Herewith