Form 10-Q
period 2004-03-31
CITGO PETROLEUM CORP
filed 2004-05-07
CIK 1011746

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-14380

                           CITGO PETROLEUM CORPORATION
                         -------------------------------
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

                                 (918) 495-4000
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                                 1,000
-----------------------------                    -------------------------------
          (Class)                                (outstanding at April 30, 2004)

================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

TABLE OF CONTENTS

                                                                                                 PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS..................................................      1

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets  - March 31, 2004 and
             December 31, 2003................................................................      2

             Condensed Consolidated Statements of Income and Comprehensive Income -
             Three Month Periods Ended March 31, 2004 and 2003................................      3

             Condensed Consolidated Statement of Shareholder's Equity - Three-Month Period
             Ended March 31, 2004.............................................................      4

             Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
             March 31, 2004 and 2003..........................................................      5

             Notes to the Condensed Consolidated Financial Statements.........................      6

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................................     17

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................     23

   Item 4.   Controls and Procedures..........................................................     28

PART II.      OTHER INFORMATION

   Item 1.   Legal Proceedings................................................................     29

   Item 6.   Exhibits and Reports on Form 8-K.................................................     29

SIGNATURES....................................................................................     30

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

      Except for the historical information contained in this Report, certain of the matters discussed in this Report may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Specifically, all statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" pertaining to capital expenditures and investments related to environmental compliance, strategic planning, purchasing patterns of refined products and capital resources available to CITGO Petroleum Corporation ("CITGO") are forward looking statements. Words such as "anticipate," "estimate," "expect," "project," "believe" and similar expressions generally identify a forward-looking statement.

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

      CITGO purchases approximately one-half of its crude oil requirements from Petroleos de Venezuela, S.A., the national oil company of the Bolivarian Republic of Venezuela and CITGO's ultimate parent corporation, under long-term supply agreements.

      Readers are cautioned not to place undue reliance on these forward looking statements, which apply only as of the date of this Report. CITGO disclaims any duty to publicly release any revision to these forward looking statements to reflect events or circumstances after the date of this Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                          MARCH 31,    DECEMBER 31,
                                                                            2004           2003
                                                                         (UNAUDITED)
                                                                         --------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $   327,012   $    202,008
   Accounts receivable, net                                                1,145,500      1,060,333
   Due from affiliates                                                        96,265         71,336
   Inventories                                                               952,990      1,017,613
   Prepaid expenses and other                                                 35,213         28,003
                                                                         -----------   ------------
         Total current assets                                              2,556,980      2,379,293
PROPERTY, PLANT AND EQUIPMENT - Net                                        3,909,191      3,907,203
RESTRICTED CASH                                                                6,891          6,886
INVESTMENTS IN AFFILIATES                                                    640,888        647,649
OTHER ASSETS                                                                 366,121        332,462
                                                                         -----------   ------------

                                                                         $ 7,480,071   $  7,273,493
                                                                         ===========   ============
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $   773,159   $    766,331
   Payables to affiliates                                                    540,575        486,058
   Taxes other than income                                                   285,338        173,932
   Other                                                                     232,045        255,953
   Current portion of long-term debt                                          11,364         31,364
   Current portion of capital lease obligation                                 2,336          2,336
                                                                         -----------   ------------
         Total current liabilities                                         1,844,817      1,715,974

LONG-TERM DEBT                                                             1,454,015      1,442,100
CAPITAL LEASE OBLIGATION                                                      25,185         25,969
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                  339,975        319,911
OTHER NONCURRENT LIABILITIES                                                 312,097        308,248
DEFERRED INCOME TAXES                                                        966,929        959,807
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDER'S EQUITY:
   Common stock - $1.00 par value, 1,000 shares authorized,
     issued and outstanding                                                        1              1
   Additional capital                                                      1,659,698      1,659,698
   Retained earnings                                                         897,782        863,093
   Accumulated other comprehensive loss                                      (20,428)       (21,308)
                                                                         -----------   ------------
         Total shareholder's equity                                        2,537,053      2,501,484
                                                                         -----------   ------------

                                                                         $ 7,480,071   $  7,273,493
                                                                         ===========   ============

See notes to condensed consolidated financial statements

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                                              THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                       --------------------------
                                                                                          2004           2003
                                                                                       -----------   ------------
REVENUES:
  Net sales                                                                            $ 6,579,719   $  6,227,716
  Sales to affiliates                                                                       75,510        147,965
                                                                                       -----------   ------------
                                                                                         6,655,229      6,375,681
  Equity in earnings of affiliates                                                          46,032         13,624
  Insurance recoveries                                                                           -        117,714
  Other income (expense) - net                                                                (322)        14,898
                                                                                       -----------   ------------
                                                                                         6,700,939      6,521,917

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including purchases
    of $2,515,917 and $2,041,581 from affiliates)                                        6,540,842      6,205,790
  Selling, general and administrative expenses                                              73,606         73,344
  Interest expense, excluding capital lease                                                 31,537         23,008
  Capital lease interest charge                                                                753          1,321
                                                                                       -----------   ------------
                                                                                         6,646,738      6,303,463
                                                                                       -----------   ------------

INCOME BEFORE INCOME TAXES                                                                  54,201        218,454

INCOME TAXES                                                                                19,512         78,643
                                                                                       -----------   ------------

NET INCOME                                                                                  34,689        139,811
                                                                                       -----------   ------------

OTHER COMPREHENSIVE INCOME (LOSS):
  Cash flow hedges:

    Reclassification adjustment for derivative losses included
      in net income, net of related income taxes of $44 and $43                                 78             77

  Foreign currency translation gain (loss), net of related
    income taxes of $451 and $(54)                                                             802            (96)
                                                                                       -----------   ------------

OTHER COMPREHENSIVE INCOME (LOSS)                                                              880            (19)
                                                                                       -----------   ------------

COMPREHENSIVE INCOME                                                                   $    35,569   $    139,792
                                                                                       ===========   ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

                                                                                 ACCUMULATED
                                     COMMON STOCK                                   OTHER
                                    ---------------    ADDITIONAL   RETAINED    COMPREHENSIVE
                                    SHARES   AMOUNT     CAPITAL     EARNINGS    INCOME (LOSS)      TOTAL
                                    ------   ------   -----------   ---------   -------------   -----------
BALANCE, DECEMBER 31, 2003               1   $    1   $ 1,659,698   $ 863,093   $     (21,308)  $ 2,501,484

Net income                               -        -             -      34,689               -        34,689

Other comprehensive income (loss)        -        -             -           -             880           880
                                    ------   ------   -----------   ---------   -------------   -----------
BALANCE, MARCH 31, 2004                  1   $    1   $ 1,659,698   $ 897,782   $     (20,428)  $ 2,537,053
                                    ======   ======   ===========   =========   =============   ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                              THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                       --------------------------
                                                                                          2004           2003
                                                                                       -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $    34,689   $    139,811
  Depreciation and amortization                                                             86,696         79,178
  Other adjustments to reconcile net income to net cash
    provided by operating activities                                                        26,055         94,578
  Changes in operating assets and liabilities                                               61,795        (13,976)
                                                                                       -----------   ------------
    Net cash provided by operating activities                                              209,235        299,591
                                                                                       -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (67,260)       (90,425)
  Proceeds from sales of property, plant and equipment                                          55          1,582
  Increase in restricted cash                                                                   (5)           (37)
  Investments in LYONDELL-CITGO Refining LP                                                 (6,023)       (14,900)
  Investments in and advances to other affiliates                                           (1,553)        (1,250)
                                                                                       -----------   ------------
    Net cash used in investing activities                                                  (74,786)      (105,030)
                                                                                       -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior notes due 2011                                                            -        546,590
  Proceeds from senior secured term loan                                                         -        200,000
  Net repayments of revolving bank loans                                                         -       (279,300)
  Repurchase of senior notes due 2006                                                            -        (47,500)
  Payments on master shelf agreement senior notes                                          (20,000)       (50,000)
  Proceeds from (payments on) tax-exempt bonds                                              11,800        (75,000)
  Payments on loans from affiliates                                                              -        (29,500)
  Payments of capital lease obligations                                                       (784)             -
  Debt issuance costs                                                                         (461)       (11,687)
                                                                                       -----------   ------------
    Net cash (used in) provided by financing activities                                     (9,445)       253,603
                                                                                       -----------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      125,004        448,164

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             202,008         33,025
                                                                                       -----------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   327,012   $    481,189
                                                                                       ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest, net of amounts capitalized                                               $    41,538   $      9,230
                                                                                       ===========   ============
    Income taxes                                                                       $     1,759   $    (45,801)
                                                                                       ===========   ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE-MONTHS ENDED MARCH 31, 2004 AND 2003

1.    BASIS OF PRESENTATION

      CITGO Petroleum Corporation ("CITGO" or the "Company") and its subsidiaries are engaged in the refining, marketing and transportation of petroleum products including gasoline, diesel fuel, jet fuel, petrochemicals, lubricants, asphalt and refined waxes, mainly within the continental United States east of the Rocky Mountains. The Company does not own any crude oil reserves or crude oil exploration or production facilities. It operates as a single segment. It is an indirect wholly owned subsidiary of Petroleos de Venezuela, S.A. ("PDVSA", which may also be used herein to refer to one or more of its subsidiaries), the national oil company of the Bolivarian Republic of Venezuela.

      The financial information for CITGO subsequent to December 31, 2003 and with respect to the interim three-month periods ended March 31, 2004 and 2003 is unaudited. In management's opinion, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2003 on Form 10-K.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The applicable provisions of FIN 46R had no impact on financial position or results of operations for the three-month period ended March 31, 2004 and CITGO expects that the application of FIN 46R will not have a material impact on its financial position or results of operations in the future.

3.    ACCOUNTS RECEIVABLE

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

      As of March 31, 2004, none of the receivables in the designated pool had been sold to the third party and the entire amount was retained by CITGO Funding.

4.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                           MARCH 31,      DECEMBER 31,
                              2004            2003
                          (UNAUDITED)
                         --------------   ------------
                                (000S OMITTED)
Refined products         $      575,792   $    686,483
Crude oil                       286,188        239,974
Materials and supplies           91,010         91,156
                         --------------   ------------

                         $      952,990   $  1,017,613
                         ==============   ============

5.    RESTRICTED CASH

      CITGO issued $30 million of tax-exempt environmental facilities revenue bonds in June 2002 and $39 million in May 2003. The proceeds from these bonds are being used for spending on qualified projects at the Lemont and Corpus Christi refineries. Restricted cash of approximately $7 million at March 31, 2004 represents highly liquid investments held in trust accounts in accordance with these bond agreements. Funds may be released solely to finance the qualified capital expenditures as defined in the related bond agreements.

6.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

      Long-term debt consists of the following:

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          2004            2003
                                                                                       (UNAUDITED)
                                                                                       -----------   -------------
                                                                                             (000S OMITTED)
Senior Secured Term Loan, due 2006 with variable interest rate                         $   200,000   $    200,000

Senior Notes, $200 million face amount, due 2006 with
  interest rate of 7-7/8%                                                                  149,952        149,946

Senior Notes, $550 million face amount, due 2011 with
  interest rate of 11-3/8%                                                                 547,057        546,949

Private Placement Senior Notes, due 2004 to 2006 with an
  interest rate of 9.30%                                                                    34,091         34,091

Master Shelf Agreement Senior Notes, due 2006 to
  2009 with interest rates from 7.17% to 8.94%                                             165,000        185,000

Tax-Exempt Bonds, due 2007 to 2033 with variable
  and fixed interest rates                                                                 344,279        332,478

Taxable Bonds, due 2028 with variable interest rates                                        25,000         25,000
                                                                                       -----------   ------------

                                                                                         1,465,379      1,473,464
Current portion of long-term debt                                                          (11,364)       (31,364)
                                                                                       -----------   ------------

                                                                                       $ 1,454,015   $  1,442,100
                                                                                       ===========   ============

      CITGO has a $260 million unsecured revolving credit facility maturing in December 2005. There was no outstanding balance under this credit facility at March 31, 2004.

      The Company has outstanding a senior secured term loan under an agreement with a syndicate of various lenders. The senior loan is secured by CITGO's equity interest in two pipeline companies.

      In February 2003, CITGO issued $550 million aggregate principal amount of 11-3/8% unsecured senior notes due February 1, 2011. In connection with this debt issuance, CITGO repurchased $50 million principal amount of its 7-7/8% senior notes due 2006.

      In May 1996, CITGO issued $200 million aggregate principle amount of 7-7/8% unsecured senior notes due 2006. These notes were issued under a shelf-registration statement covering $600 million of debt securities that was filed with the Securities and Exchange Commission. Due to CITGO's credit ratings, the shelf registration statement is not presently available.

      Approximately $234 million of the outstanding taxable and tax-exempt bonds are supported by letters of credit issued by various banks. In February 2004 CITGO reissued $11.8 million of tax-exempt revenue bonds due 2007 which had been repurchased by the Company during 2003 due to lack of letter of credit support.

      Our various debt instruments require maintenance of a specified minimum net worth and impose restrictions on our ability to: incur additional debt unless we meet specified interest coverage and debt to capitalization ratios; place liens on our property, subject to specified exceptions; sell assets, subject to specified exceptions; make restricted payments, including dividends, repurchases of capital stock and specified investments; and merge, consolidate or transfer assets. CITGO is in compliance with its covenants under its debt financing arrangements at March 31, 2004.

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

      As of March 31, 2004, CITGO has a note receivable from LYONDELL-CITGO of $35 million. The note bears interest at market rates, which was approximately 1.9 percent at March 31, 2004. Principal and interest are due in July 2005. Accordingly, the note and related accrued interest are included in the balance sheet caption other assets in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                                             (000s omitted)
                                                                                        March 31,    December 31,
                                                                                          2004           2003
                                                                                       -----------   -------------
                                                                                       (Unaudited)
Carrying value of investment                                                           $   451,388   $    454,679
Notes receivable                                                                            35,278         35,278
Participation interest                                                                          41%            41%

Summary of LYONDELL-CITGO's financial position:
   Current assets                                                                      $   332,000   $    316,000
   Non current assets                                                                    1,303,000      1,321,000
   Current liabilities:
      Distributions payable to partners                                                     36,000         36,000
      Current portion of long-term debt                                                    450,000              -
      Other                                                                                378,000        350,000
   Noncurrent liabilities:
      Long-term debt                                                                             -        450,000
      Notes payable to partners                                                            265,000        265,000
      Other                                                                                 83,000        113,000
   Partners' capital                                                                       423,000        423,000

                                                                                      Three Months Ended March 31,
                                                                                          2004           2003
                                                                                      ------------   ------------
                                                                                              (Unaudited)
Equity in net income                                                                  $     35,237   $      9,110
Cash distribution received                                                                  44,550         62,238

Summary of LYONDELL-CITGO's operating results:
   Revenue                                                                            $  1,153,538   $  1,183,128
   Gross profit                                                                            116,066         49,664
   Net income                                                                               91,494         28,180

      LYONDELL-CITGO has a $450 million credit facility and a $70 million working capital revolving credit facility, both of which expire in June 2004. Management of LYONDELL-CITGO and the Owners are pursuing a refinancing of these facilities and expect to complete the refinancing before they expire. On March 11, 2004, LYONDELL-CITGO entered into an agreement with a major financial institution to refinance the facilities on a long-term basis, with interest of LIBOR plus 3%, but in no event more than LIBOR plus 8%, and with other terms substantially similar to the current facilities. The closing of the new facility is subject to normal conditions of closing, as well as the maintenance of certain financial and operating ratios. The $450 million term bank loan amount has been classified by LYONDELL-CITGO in its balance sheet as a current liability at March 31, 2004. There was no outstanding balance under the working capital revolving credit facility at March 31, 2004.

8.    COMMITMENTS AND CONTINGENCIES

      LITIGATION AND INJURY CLAIMS - Various lawsuits and claims arising in the ordinary course of business are pending against CITGO. CITGO records accruals for potential losses when, in management's opinion, such losses are probable and reasonably estimable. If known lawsuits and claims were to be determined in a manner adverse to CITGO, and in amounts greater than CITGO's accruals, then such determinations could have a material adverse effect on CITGO's results of operations in a given reporting period. The most significant lawsuits and claims are discussed below.

      In September 2002, a Texas court ordered CITGO to pay property owners and their attorneys approximately $6 million based on an alleged settlement of class action property damage claims as a result of alleged air, soil and groundwater contamination from emissions released from CITGO's Corpus Christi, Texas refinery. CITGO has appealed the ruling to the Texas Court of Appeals.

      CITGO, along with most of the other major oil companies, is a defendant in a number of federal and state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a gasoline additive. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek injunctive relief to abate the contamination. The Company intends to defend all of the MTBE lawsuits vigorously. CITGO's MTBE litigation can be divided into two categories -- pre and post-September 30, 2003 litigation. In the six pre-September 30, 2003 cases, CITGO is defending itself in Madison County, Illinois state court and in two New York county state courts. In several of the New York cases, the judge on March 26, 2004, granted CITGO's Motion for Summary Judgment. The post-September 30, 2003 cases were filed after new federal legislation was proposed which would have precluded plaintiffs from filing lawsuits based on the theory that gasoline with MTBE is a defective product. These approximately 60 cases, the majority of which were filed by municipal authorities, were removed to federal court and at the defendants' request consolidated in Multi-District Litigation ("MDL") 1358. On March 16, 2004, the judge in MDL 1358 denied the plaintiffs' motion to remand the cases to state court.

      CITGO has been named as a defendant in approximately 150 asbestos lawsuits pending in state and federal courts. These cases, most of which involve multiple defendants, are brought by former employees or contractor employees seeking damages for asbestos related illnesses allegedly caused, at least in part, from exposure at refineries owned or operated by CITGO in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, the plaintiffs' alleged exposure occurred over a period of years extending back to a time before CITGO owned or operated the premises at issue. The Company does not believe that the resolution of these cases will have a material adverse effect on its financial condition or results of operations.

      At March 31, 2004, CITGO's balance sheet included an accrual for lawsuits and claims of $26 million compared with $27 million at December 31, 2003. In addition, CITGO estimates that an additional loss of $4 million is reasonably possible in connection with such lawsuits and claims.

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

      The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulfur gasoline and diesel fuel that required additional capital and operating expenditures, and altered significantly the U.S. refining industry and the return realized on refinery investments. Also, regulatory interpretations by the United States Environmental Protection Agency ("U.S. EPA") regarding "modifications" to refinery equipment under the NSR provisions of the CAA have created uncertainty about the extent to which additional capital and operating expenditures will be required and administrative penalties imposed.

      In addition, CITGO is subject to various other federal, state and local environmental laws and regulations which may require CITGO to take additional compliance actions and also actions to remediate the effects on the environment of prior disposal or release of petroleum, hazardous substances and other waste and/or pay for natural resource damages. Maintaining compliance with environmental laws and regulations could require significant capital expenditures and additional operating costs. Also, numerous other factors affect CITGO's plans with respect to environmental compliance and related expenditures.

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

      In 1992, CITGO reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at the Lake Charles refinery by 1994. The remediation commenced in December 1993. CITGO is complying with a June 2002 LDEQ administrative order about the development and implementation of a corrective action or closure plan. Based on currently available information and proposed remedial approach, CITGO currently anticipates closure and post-closure costs related to these surface impoundments and related solid waste management units to range from $36 million to $41 million in addition to the approximately $45 million already expended. CITGO and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods.

      CITGO's Corpus Christi, Texas refinery is being investigated by state and federal agencies for alleged criminal violations of federal environment statutes and regulations, including the CAA and the Migratory Bird Act. CITGO is cooperating with the investigation. CITGO believes that it has defenses to any such charges. At this time, CITGO cannot predict the outcome of or the amount or range of any potential loss that would ensue from any such charges.

      In June 1999, CITGO and numerous other industrial companies received notice from the U.S. EPA that the U.S. EPA believes these companies have contributed to contamination in the Calcasieu Estuary, near Lake Charles, Louisiana and are potentially responsible parties ("PRPs") under the CERCLA. The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and since 1999 has been conducting a remedial investigation/feasibility study ("RI/FS") under its CERCLA authority. While CITGO disagrees with many of the U.S. EPA's earlier allegations and conclusions, CITGO and other industrial companies signed in December 2003, a Cooperative Agreement with the LDEQ on issues relative to the Bayou D'Inde tributary section of the Calcasieu Estuary, and the companies are proceeding with a Feasibility Study Work Plan. CITGO will continue to deal separately with the LDEQ on issues relative to its refinery operations on another section of the Calcasieu Estuary. The Company still intends to contest this matter if necessary.

      In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries and electric utilities modified air emission sources without obtaining permits or installing new control equipment under the NSR provisions of the CAA. The NOVs followed inspections and formal information requests regarding CITGO's Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois refineries. Since mid-2002, CITGO has been engaged in global settlement negotiations with the United States. The settlement negotiations have focused on different levels of air pollutant emission reductions and the merits of various types of control equipment to achieve those reductions. No settlement agreement, or agreement in principal, has been reached. Based primarily on the costs of control equipment reported by the United States and other petroleum companies and the types and number of emission control devices that have been agreed to in previous petroleum companies' NSR settlements with the United States, CITGO estimated that the capital costs of a settlement with the United States could be approximately $200 million. Any such capital costs would be incurred over a period of years, anticipated to be from 2004 to 2008. Also, this cost estimate range, while based on current information and judgment, is dependent on a number of subjective factors, including the types of control devices installed, the emission limitations set for the units the year the technology may be installed, and possible future operational changes. CITGO also may be subject to possible penalties. If settlement discussions fail, CITGO is prepared to contest the NOVs. If CITGO is found to have violated the provisions cited in the NOVs, it estimated the capital expenditures and penalties that might result could range up to $290 million, to be incurred over a period of years. As a result of better project definition based on additional engineering and third party vendor quotations, CITGO is reviewing these estimates of future capital expenditures. Based on preliminary assessments, CITGO expects these estimates will increase, most likely by a material amount.

      In June 1999, an NOV was issued by the U.S. EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants regulations covering benzene emissions from wastewater treatment operations at CITGO's Lemont, Illinois refinery. CITGO is in settlement discussions with the U.S. EPA. CITGO believes this matter will be consolidated with the matters described in the previous paragraph.

      In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging violations of the Louisiana air quality regulations at the CITGO's Lake Charles, Louisiana refinery during 2001. The majority of the alleged violations related to the leak detection and repair program. CITGO is in settlement discussions with the LDEQ. The LDEQ believes this matter will be consolidated with the matters described in the previous paragraph related to the EPA's NSR enforcement initiative.

      At March 31, 2004, CITGO's balance sheet included an environmental accrual of $69 million compared with $63 million at December 31, 2003. Results of operations reflect an increase in the accrual of $6 million during 2004 due primarily to a revision of the Company's estimated share of costs related to two sites indicating higher costs. CITGO estimates that an additional loss of $20 million is reasonably possible in connection with environmental matters.

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

      Conditions which require additional expenditures may exist with respect to CITGO's various sites including, but not limited to, its operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. Based on currently available information, CITGO cannot determine the amount of any such future expenditures.

      DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of March 31, 2004, CITGO's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options and over-the-counter swaps. At March 31, 2004, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $12 million and $7 million, respectively, related to the fair values of open commodity derivatives.

      CITGO has also entered into various interest rate swaps to manage the Company's risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at March 31, 2004, based on the estimated amount that the Company would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $2 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Company considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

      GUARANTEES - As of March 31, 2004, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an affiliate, bank debt of an equity investment, bank debt of customers, customer debt related to the acquisition of marketing equipment and financing debt incurred by an equity investment as shown in the following table:

                                                     Expiration
                                                        Date
                                                     ----------
                                    (000s omitted)
Letters of credit                   $       32,981   2004-2005
Bank debt
   Equity investment                         5,500      2004
   Customers                                 2,206   2005-2006
Financing debt of customers
   Customer equipment acquisition              773   2004-2007
   Equipment acquisition - NISCO            10,998      2008
                                    --------------
   Total                            $       52,458
                                    ==============

      In each case, if the debtor fails to meet its obligation, CITGO could be obligated to make the required payment. The Company has not recorded any amounts on the Company's balance sheet relating to these guarantees.

      In the event of debtor default on the letters of credit, CITGO has been indemnified by PDV Holding, Inc., the direct parent of PDV America, which is CITGO's direct parent. In the event of debtor default on the equity investment bank debt, CITGO has no recourse. In the event of debtor default on customer bank debt, CITGO generally has recourse to personal guarantees from principals or liens on property. In the event of debtor default on financing debt incurred by customers, CITGO would receive an interest in the equipment being financed after making the guaranteed debt payment. In the event of debtor default on financing debt incurred by an equity investee, CITGO has no recourse.

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

      Three affiliates entered into agreements to advance excess cash to the Company from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875% payable quarterly. At March 31, 2004 and December 31, 2003, there was no outstanding balance on these notes.

10.   EMPLOYEE BENEFIT PLANS

      COMPONENTS OF NET PERIODIC BENEFIT COST

                                                 PENSION BENEFITS        OTHER BENEFITS
                                                ------------------    --------------------
                                                 2004       2003        2004        2003
                                                              (000S OMITTED)
Service cost                                    $ 5,743    $ 4,975    $  2,517    $  2,200
Interest cost                                     7,953      7,333       6,388       5,556
Expected return on plan assets                   (7,286)    (6,564)        (18)        (18)
Amortization of Transition Obligation (Asset)       (11)       (38)          -           -
Amortization of prior service cost                 (193)      (191)       (130)          -
Amortization of net (gain) loss                     818        806      14,093      12,536
                                                -------    -------    --------    --------

Net periodic benefit cost                       $ 7,024    $ 6,321    $ 22,850    $ 20,274
                                                =======    =======    ========    ========

      EMPLOYER CONTRIBUTIONS

      CITGO previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $58 million to its pension plan in 2004. On April 15, 2004, CITGO contributed approximately $5 million to its pension plan. CITGO presently anticipates contributing an additional $53 million to fund its pension plan in 2004 for a total of $58 million.

11.   SUBSEQUENT EVENTS

      On April 26, 2004, CITGO announced it will move its corporate headquarters from Tulsa, Oklahoma to Houston, Texas. The Company estimates that it will take two years to complete this transition.

      On May 3, 2004, CITGO issued $25 million of tax-exempt environmental revenue bonds due 2032 through a governmental issuer. The proceeds of that issue were used to redeem $25 million of taxable environmental revenue bonds due 2028 previously issued through that issuer. The tax-exempt bonds are supported by a letter of credit issued by a bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      This discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report.

      We generated net income of $35 million on total revenue of $6.7 billion in the quarter ended March 31, 2004 compared to a net income of $140 million on total revenue of $6.5 billion for the same period last year. The first quarter of 2004 was a time of heavy turnaround activities at our refineries, consequently, the average utilization at our light oils refineries was down and our refined products production was lower compared with the first quarter of 2003. (See "Gross margin").

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      We make a number of significant estimates, assumptions and judgments on the preparation of our financial statements. We direct your attention to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Form 10-K annual report for our fiscal year ended December 31, 2003, for a discussion of the estimates and judgments necessary in our accounting for environmental expenditures, litigation and injury claims, health care costs and pensions.

RESULTS OF OPERATIONS

                                                                                 INCREASE      INCREASE
                                                 THREE MONTHS ENDED MARCH 31,   (DECREASE)    (DECREASE)
                                                    2004              2003      OVER 2003    OVER 2003 (%)
                                                ------------   --------------   ----------   -------------
                                                               (000s omitted)
Net sales                                       $  6,579,719   $    6,227,716   $  352,003
Sales to affiliates                                   75,510          147,965      (72,455)
                                                ------------   --------------   ----------
                                                   6,655,229        6,375,681      279,548          4%
                                                ------------   --------------   ----------

Equity in earnings of affiliates                      46,032           13,624       32,408
Insurance recoveries                                       -          117,714     (117,714)
Other income (expense), net                             (322)          14,898      (15,220)
                                                ------------   --------------   ----------
                                                   6,700,939        6,521,917      179,022          3%
                                                ------------   --------------   ----------

Cost of sales and operating expenses               6,540,842        6,205,790      335,052
Selling, general and administrative expenses          73,606           73,344          262
Interest expense, excluding capital lease             31,537           23,008        8,529
Capital lease interest charge                            753            1,321         (568)
                                                ------------   --------------   ----------
                                                   6,646,738        6,303,463      343,275          5%
                                                ------------   --------------   ----------

Income before income taxes                            54,201          218,454     (164,253)
Income taxes                                          19,512           78,643      (59,131)
                                                ------------   --------------   ----------
Net income                                      $     34,689   $      139,811   $ (105,122)       -75%
                                                ============   ==============   ==========

Gulf Coast 3/2/1 crack spread ($ per bbl) (1)   $       6.22   $         5.46   $     0.76         14%
Average price per gallon of gasoline (2)        $       1.08   $         1.00   $     0.08          8%
Average cost per barrel of crude oil (3)        $      30.73   $        29.83   $     0.90          3%

------------------------

(1) The Gulf Coast 3/2/1 crack spread is the value of two-thirds barrel of gasoline plus one-third barrel of distillate minus one barrel of crude (West Texas Intermediate or "WTI"). Heavy crude refiners also evaluate the light/heavy crude spread (WTI minus Maya). The sum of these benchmarks is the heavy crack spread. During the first quarter of 2004, the heavy crack spread was $15.67 per barrel versus $13.03 per barrel during the first quarter of 2003. CITGO did not realize the full increase in the heavy crack spread in its net income due to heavy planned turnaround activity during the first quarter of 2004. The values used to calculate the Gulf Coast 3/2/1 crack spread and the heavy crack spread are obtained from Platts using an average of daily prices for the three month period ended March 31, 2004 (excluding weekends and holidays).

(2) The average price per gallon of gasoline is based on CITGO gasoline sales revenue divided by CITGO gasoline sales volume. See the "CITGO Sales Revenues and Volumes" table that follows.

(3) The average cost per barrel of crude oil is based on CITGO's crude oil cost divided by CITGO refinery crude inputs. See the "CITGO Cost of Sales and Operating Expenses" table that follows.

      Sales revenues and volumes. Sales increased $280 million, or approximately 4%, in the three-month period ended March 31, 2004 as compared to the same period in 2003. This increase was primarily due to an increase in average sales price of 4%. The following table summarizes the sources of our sales revenues and sales volumes for the three-month periods ended March 31, 2004 and 2003:

                        CITGO SALES REVENUES AND VOLUMES

                                             THREE MONTHS           THREE MONTHS
                                            ENDED MARCH 31,        ENDED MARCH 31,
                                         ---------------------   ---------------------
                                           2004        2003        2004        2003
                                         ---------   ---------   --------    ---------
                                            ($ in millions)      (Gallons in millions)
Gasoline                                 $   3,724   $   3,362      3,439       3,366
Jet fuel                                       588         517        598         539
Diesel/#2 fuel                               1,408       1,668      1,497       1,725
Asphalt                                        105          70        165          92
Petrochemicals and industrial products         656         567        668         616
Lubricants and waxes                           152         142         64          66
                                         ---------   ---------   --------    --------
     Total refined product sales             6,633       6,326      6,431       6,404
Other sales                                     22          50
                                         ---------   ---------   --------    --------
     Total sales                         $   6,655   $   6,376      6,431       6,404
                                         =========   =========   ========    ========

      Equity in earnings of affiliates. The table below shows the changes during the three months ended March 31, 2004 compared to the same period in 2003 in the equity in earnings of affiliates. The increase in LYONDELL-CITGO's earnings in the first quarter of 2004 as compared to the same period in 2003 was due primarily to increased crude processing rates which were possible due to receiving crude oil deliveries in excess of contract volumes. In contrast, net income in the first quarter of 2003 was negatively affected by decreased crude processing rates which were a result of a disruption of contract crude oil deliveries, by recognition of an asset impairment of approximately $25 million, and by higher natural gas costs.

                       THREE MONTHS      INCREASE
                       ENDED MARCH 31,   (DECREASE)
                       ---------------   ----------
                        2004     2003    OVER 2003
                       ------   ------   ----------
                             ($ in millions)
LYONDELL-CITGO         $ 35     $    9   $       26
Pipeline investments     10          7            3
Other                     1         (2)           3
                       ----     ------   ----------
Total                  $ 46     $   14   $       32
                       ====     ======   ==========

      Cost of sales and operating expenses. The following table summarizes our cost of sales and operating expenses for the three-month periods ended March 31, 2004 and 2003:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                  ---------------
                                                   2004     2003
                                                  ------   ------
                                                  ($ in millions)
Crude oil                                         $1,633   $1,780
Refined products                                   3,774    3,506
Intermediate feedstocks                              701      458
Refining and manufacturing costs                     363      314
Other operating costs and expenses                    70      148
                                                  ------   ------
     Total cost of sales and operating expenses   $6,541   $6,206
                                                  ======   ======

      We purchase refined products to supplement the production from our refineries to meet marketing demands and to optimize distribution. Refined product purchases represented 58% and 56% of total cost of sales and operating expenses for the first quarter of 2004 and 2003, respectively. We estimate margins on purchased products, on average, are lower than margins on produced products due to the fact that we can only receive the marketing portion of the total margin received on the produced refined products. However, purchased products are not segregated from our produced products and margins may vary due to market conditions and other factors beyond our control. As such, it is not practical to measure the effects on profitability of changes in volumes of purchased products. In the near term, other than normal refinery turnaround maintenance, we do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond our control which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

      Gross margin. Gross margin decreased approximately nine-tenths of one cent per gallon in the quarter ended March 31, 2004 compared to the same period in 2003. Gross margin for the quarter ended March 31, 2004 was approximately 1.8 cents per gallon compared to gross margin of approximately 2.7 cents per gallon for the same period in 2003.

      Revenue per gallon for the first quarter 2004 increased approximately 4% compared to the first quarter 2003. Cost of sales and operating expenses for the quarter ended March 31, 2004 increased approximately 5% compared to the same period in 2003.

      A change in the price of crude oil, feedstocks and blending products generally results in a corresponding change in the sales price of refined products. The impact of changes in crude oil and feedstock prices on our consolidated income before taxes depends, in part, on how quickly refined product prices are adjusted to reflect these changes.

      We did not capture the full benefit of improved industry margins due to the heavy turnaround activities at our fuels refineries during the first quarter of 2004.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $1 million, or 1% from $73 million in the first quarter of 2003 to $74 million in the first quarter of 2004.

      Interest expense. Interest expense increased by $9 million in the three-month period ended March 31, 2004 as compared to the same period in 2003. This was primarily due to the net increase in the outstanding debt balance and higher overall interest rates resulting from the issuance of the $550 million senior notes and the closing of the $200 million secured term loan in February 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The following summarizes cash flows during the three-month period ended March 31, 2004 and 2003:

                                                  Three Months
                                                 Ended March 31,
                                               ------------------
                                                 2004        2003
                                               --------     -----
                                                 ($ in millions)
Net cash provided by/(used in):
   Operating activities                        $    209     $ 300
   Investing activities                        $    (75)    $(105)
   Financing activities                        $     (9)    $ 254

Cash Provided by Operating Activities

      Consolidated net cash provided by operating activities totaled approximately $209 million for the three-month period ended March 31, 2004. Operating cash flows were derived primarily from net income of $35 million, depreciation and amortization of $87 million, distributions in excess of equity in earnings of affiliates of $8 million, increase in deferred taxes of $8 million, and changes in operating assets and liabilities of $62 million. The more significant changes in operating assets and liabilities include an increase in current liabilities and a decrease in inventories offset, in part, by an increase in notes and accounts receivable.

Cash Used in Investing Activities

      Net cash used in investing activities in the three month period ended March 31, 2004 totaled $75 million consisting primarily of capital expenditures of $67 million. These capital expenditures consisted of:

                                               Three Months Ended
                                                 March 31, 2004
                                               ------------------
                                                 ($ in millions)
Regulatory requirements                              $ 32
Maintenance capital projects                           18
Strategic capital expenditures                         17
                                                     ----
Total capital expenditures                           $ 67
                                                     ====

Cash Used in Financing Activities

      Net cash used by financing activities totaled $9 million for the three-month period ended March 31, 2004, consisting primarily of the payment of $20 million on master shelf agreement notes. These payments were offset by proceeds of $12 million from the issuance of tax-exempt bonds.

         As of March 31, 2004, capital resources available to us included cash on hand totaling $327 million generated by operations and other sources, and available borrowing capacity under our committed bank facilities of $257 million.

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

      We are in compliance with our covenants under our debt financing arrangements at March 31, 2004.

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

      We believe that we will have sufficient resources to carry out planned capital spending programs, including regulatory and environmental projects in the near term, and to meet currently anticipated future obligations and other planned expenditures as they arise. We periodically evaluate other sources of capital in the marketplace and anticipate that long-term capital requirements will be satisfied with current capital resources and future financing arrangements, including the issuance of debt securities. Our ability to obtain such financing will depend on numerous factors, including market conditions, compliance with existing debt covenants and the perceived creditworthiness of the Company at that time. See also "Factors Affecting Forward Looking Statements."

      Three of our affiliates entered into agreements to advance excess cash to us from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, $30 million from PDV America and $10 million from PDV Holding. At March 31, 2004 and December 31, 2003, there was no outstanding balance on these notes.

      Our debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

                                           Unsecured       Secured
                                           ---------       -------
Moody's Investor's Services                   Ba3            Ba2
Standard & Poor's Ratings Group               BB             BB+
Fitch Investors Services, Inc.                BB-            BB+

      On February 28, 2003, an accounts receivable sales facility was established. This facility allows for the non-recourse sale of certain accounts receivable to independent third parties. A maximum of $275 million in accounts receivable may be sold at any one time. As of March 31, 2004, no receivables had been sold under this facility.

      Our debt instruments do not contain any covenants that trigger increased costs or burdens as a result of a change in our securities ratings. However, certain of our guarantee agreements, which support approximately

$33 million letters of credit of PDV Texas, an affiliate, require us to cash collateralize the applicable letters of credit upon a reduction of our credit rating below a stated level.

      We believe that we have adequate liquidity from existing sources to support our operations for the foreseeable future.

NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The applicable provisions of FIN 46R had no impact on financial position or results of operations for the three-month period ended March 31, 2004 and CITGO expects that the application of FIN 46R will not have a material impact on its financial position or results of operations in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at March 31, 2004, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. As of March 31, 2004 CITGO's total crude and refined products inventory was 47 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 1 million barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. At March 31, 2004 none of the Company's commodity derivatives were accounted for as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2004

                                                                MATURITY    NUMBER OF     CONTRACT    MARKET
     COMMODITY                       DERIVATIVE                   DATE      CONTRACTS      VALUE     VALUE(4)
--------------------   --------------------------------------   --------   ------------   --------   ---------
                                                                           Long/(Short)    Asset/(Liability)
                                                                           ------------   --------------------
                                                                                            ($ in millions)
No Lead Gasoline (1)   Futures Purchased                          2004            175     $    8.3   $     8.3
                       Futures Sold                               2004           (175)    $   (8.3)  $    (8.3)
                       Listed Call Options Purchased              2004            200     $      -   $     0.6
                       Forward Purchase Contracts                 2004          2,800     $  128.5   $   134.5
                       Forward Sales Contracts                    2004         (1,691)    $  (77.6)  $   (81.7)

Distillates (1)        Futures Purchased                          2004            641     $   21.9   $    24.0
                       Futures Purchased                          2005             47     $    1.6   $     1.7
                       Futures Sold                               2004           (225)    $   (8.5)  $    (8.5)
                       OTC Swaps (Pay Fixed/Receive Float)(3)     2004            175     $      -   $    (0.1)
                       OTC Swaps (Pay Float/Receive Fixed)(3)     2004           (175)    $      -   $    (0.1)
                       Forward Purchase Contracts                 2004            915     $   34.5   $    34.5
                       Forward Sale Contracts                     2004           (872)    $  (32.8)  $   (33.6)
                       Forward Sale Contracts                     2005            (54)    $   (2.0)  $    (2.0)

Crude Oil (1)          Futures Purchased                          2004            300     $   10.3   $    10.5
                       Futures Sold                               2004           (300)    $   (9.6)  $    (9.8)
                       Forward Purchase Contracts                 2004            473     $   16.7   $    15.9
                       Forward Sale Contracts                     2004           (741)    $  (26.8)  $   (25.5)

Natural Gas (2)        Listed Call Options Purchased              2004            136     $      -   $     0.5
                       Listed Call Options Sold                   2004            (91)    $      -   $       -
                       Listed Put Options Sold                    2004            (60)    $      -   $       -

------------------
(1)   Thousands of barrels

(2)   Ten-thousands of mmbtu

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4)   Based on actively quoted prices.

                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2003

                                                                MATURITY    NUMBER OF     CONTRACT    MARKET
     COMMODITY                       DERIVATIVE                   DATE      CONTRACTS      VALUE     VALUE(4)
--------------------   --------------------------------------   --------   ------------   --------   ---------
                                                                           Long/(Short)    Asset/(Liability)
                                                                           ------------   --------------------
                                                                                            ($ in millions)
No Lead Gasoline (1)   Futures Purchased                          2003            20      $    0.8   $     0.8
                       Forward Purchase Contracts                 2003         3,307      $  133.0   $   132.2
                       Forward Sale Contracts                     2003        (2,685)     $ (100.6)  $  (103.2)

Distillates (1)        Futures Purchased                          2003           583      $   17.6   $    18.3
                       Futures Purchased                          2004           141      $    4.2   $     4.3
                       Futures Sold                               2003           (25)     $   (0.8)  $    (0.8)
                       OTC Swaps (Pay Fixed/Receive Float)(3)     2003           120      $      -   $    (0.2)
                       Forward Purchase Contracts                 2003         1,717      $   79.4   $    73.6
                       Forward Sale Contracts                     2003        (2,320)     $  (78.3)  $   (74.4)

Crude Oil (1)          Listed Put Options Purchased               2003           150      $      -   $       -
                       Listed Put Options Sold                    2003          (600)     $      -   $    (0.2)
                       Forward Purchase Contracts                 2003         2,681      $   81.7   $    76.6
                       Forward Sale Contracts                     2003          (777)     $  (23.6)  $   (22.6)

Natural Gas (2)        Listed Call Options Purchased              2003            25      $      -   $       -
                       Listed Put Options Sold                    2003           (25)     $      -   $    (0.1)

Gas Crack (1)          OTC Swaps (Pay Float/Receive Fixed)(3)     2003          (550)     $      -   $    (0.1)

Heat Crack (1)         OTC Swaps (Pay Fixed/Receive Float)(3)     2003         1,150      $      -   $    (1.3)
                       OTC Swaps (Pay Float/Receive Fixed)(3)     2003        (1,650)     $      -   $     0.8


------------------
(1)   Thousands of barrels

(2)   Ten-thousands of mmbtu

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4)   Based on actively quoted prices.

      Debt Related Instruments. We have fixed and floating U.S. currency denominated debt. We use interest rate swaps to manage our debt portfolio toward a benchmark of 40 to 70 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing our long-term costs. At March 31, 2004 and 2003, our primary exposures were to LIBOR and floating rates on tax exempt bonds.

      For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                     NON TRADING INTEREST RATE DERIVATIVES
                   OPEN POSITIONS AT MARCH 31, 2004 AND 2003

                                                      NOTIONAL
                       EXPIRATION     FIXED RATE      PRINCIPAL
VARIABLE RATE INDEX       DATE           PAID          AMOUNT
-------------------   -------------   ----------   ---------------
                                                   ($ in millions)
J.J. Kenny            February 2005   5.30%        $            12
J.J. Kenny            February 2005   5.27%                     15
J.J. Kenny            February 2005   5.49%                     15
                                                   ---------------
                                                   $            42
                                                   ===============

      Changes in the fair value of these agreements are recorded in other income (expense). The fair value of the interest rate swap agreements in place at March 31, 2004, based on the estimated amount that we would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $2 million, the offset of which is recorded in the balance sheet caption other current liabilities.

      For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                                AT MARCH 31, 2004

                                                                              EXPECTED
                           FIXED        AVERAGE FIXED      VARIABLE       AVERAGE VARIABLE
EXPECTED MATURITIES      RATE DEBT      INTEREST RATE      RATE DEBT       INTEREST RATE
-------------------   ---------------   -------------   ---------------   ----------------
                      ($ in millions)                   ($ in millions)
       2004           $            11            9.30%  $             -                  -
       2005                        11            9.30%                -                  -
       2006                       201            8.10%              200               5.22%
       2007                        50            8.94%               12               5.42%
       2008                        25            7.17%               20               5.72
    Thereafter                    745           10.40%              190               7.03%
                      ---------------   -------------   ---------------   ----------------
       Total          $         1,043            9.79%  $           422               6.07%
                      ===============   =============   ===============   ================

    Fair Value        $         1,257                   $           422
                      ===============                   ===============

                                DEBT OBLIGATIONS
                                AT MARCH 31, 2003

                                                                              EXPECTED
                           FIXED        AVERAGE FIXED      VARIABLE       AVERAGE VARIABLE
EXPECTED MATURITIES      RATE DEBT      INTEREST RATE      RATE DEBT       INTEREST RATE
-------------------   ---------------   -------------   ---------------   ----------------
                      ($ in millions)                   ($ in millions)
       2003           $            11            9.30%  $             -                  -
       2004                        31            8.02%               16               6.68%
       2005                        11            9.30%                -                  -
       2006                       201            8.10%              200               8.47%
       2007                        50            8.94%               12               8.92%
    Thereafter                    731           10.41%              330              10.54%
                      ---------------   -------------   ---------------   ----------------
       Total          $         1,035            9.79%  $           558               9.65%
                      ===============   =============   ===============   ================

    Fair Value        $         1,072                   $           558
                      ===============                   ===============

ITEM 4. CONTROLS AND PROCEDURES

      During the first quarter of 2004, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, the Company does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

      Accordingly, as of March 31, 2004, these officers (principal executive officer and principal financial officer) concluded that the Company's disclosure controls and procedures were effective to accomplish their objectives.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The required information is incorporated by reference into Part II of this Report from Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed by the following officers:

            31.1  Filed by Luis Marin, President and Chief Executive Officer.

            31.2 Filed by Jerry E. Thompson, Chief Operating Officer (Acting Chief Financial Officer).

            Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed by the following officers:

            32.1  Filed by Luis Marin, President and Chief Executive Officer.

            32.2 Filed by Jerry E. Thompson, Chief Operating Officer (Acting Chief Financial Officer).

      (b)   Reports on Form 8-K:

            A report on Form 8-K was filed with the Securities and Exchange Commission on March 11, 2004 to furnish information included in our press release on earnings for the fourth quarter of 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CITGO PETROLEUM CORPORATION

Date: May 7, 2004                          /s/            Larry E. Krieg
                                           -------------------------------------
                                                          Larry E. Krieg
                                           Controller (Chief Accounting Officer)

                                INDEX TO EXHIBITS

      (a)   Exhibits

            Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed by the following officers:

            31.1  Filed by Luis Marin, President and Chief Executive Officer.

            31.2 Filed by Jerry E. Thompson, Chief Operating Officer (Acting Chief Financial Officer).

            Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed by the following officers:

            32.1  Filed by Luis Marin, President and Chief Executive Officer.

            32.2 Filed by Jerry E. Thompson, Chief Operating Officer (Acting Chief Financial Officer).