Form 10-Q
period 2004-06-30
CITGO PETROLEUM CORP
filed 2004-08-09
CIK 1011746

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-14380

                           CITGO PETROLEUM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                             73-1173881
               --------                             ----------
      (State or other jurisdiction of      I. R. S. Employer Identification No.)
      incorporation or organization)

               ONE WARREN PLACE, 6100 SOUTH YALE AVENUE, TULSA, OKLAHOMA 74136
      -------------------------------------------------------------------------
      (Address of principal executive office)                  (Zip Code)

                                 (918) 495-4000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act): Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $1.00 PAR VALUE                       1,000
      -----------------------------                       -----
                    (Class)                     (outstanding at July 31, 2004)

================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

TABLE OF CONTENTS

                                                                                                        Page
FACTORS AFFECTING FORWARD LOOKING STATEMENTS....................................................         1

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets  - June 30, 2004 and
              December 31, 2003.................................................................         2

              Condensed Consolidated Statements of Income and Comprehensive Income -
              Three and Six-Month Periods Ended June 30, 2004 and 2003..........................         3

              Condensed Consolidated Statement of Shareholder's Equity - Six-Month Period
              Ended June 30, 2004...............................................................         4

              Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended
              June 30, 2004 and 2003............................................................         5

              Notes to the Condensed Consolidated Financial Statements..........................         6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................        17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........................        24

Item 4.       Controls and Procedures...........................................................        29

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.................................................................        30

Item 6.       Exhibits and Reports on Form 8-K..................................................        30

SIGNATURES .....................................................................................        31

                                        3
                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

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

   -  inflation; and

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                             JUNE 30,        DECEMBER 31,
                                                                                               2004              2003
                                                                                           (UNAUDITED)
                                                                                          --------------     ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                                $      392,102     $   202,008
 Accounts receivable, net                                                                      1,291,422       1,060,333
 Due from affiliates                                                                              91,151          71,336
 Inventories                                                                                   1,120,792       1,017,613
 Prepaid expenses and other                                                                       36,373          28,003
                                                                                          --------------     -----------
   Total current assets                                                                        2,931,840       2,379,293

PROPERTY, PLANT AND EQUIPMENT - Net                                                            3,916,336       3,907,203

RESTRICTED CASH                                                                                    2,313           6,886

INVESTMENTS IN AFFILIATES                                                                        618,477         647,649

OTHER ASSETS                                                                                     369,005         332,462
                                                                                          --------------     -----------
                                                                                          $    7,837,971     $ 7,273,493
                                                                                          ==============     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                         $      889,459     $   766,331
 Payables to affiliates                                                                          666,928         486,058
 Taxes other than income                                                                         259,939         173,932
 Other                                                                                           376,902         255,953
 Current portion of long-term debt                                                                11,364          31,364
 Current portion of capital lease obligation                                                       3,179           2,336
                                                                                          --------------     -----------
   Total current liabilities                                                                   2,207,771       1,715,974

LONG-TERM DEBT                                                                                 1,254,129       1,442,100

CAPITAL LEASE OBLIGATION                                                                          23,731          25,969

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                      360,052         319,911

OTHER NONCURRENT LIABILITIES                                                                     336,660         308,248

DEFERRED INCOME TAXES                                                                            946,045         959,807

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
 Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding                       1               1
 Additional capital                                                                            1,659,698       1,659,698
 Retained earnings                                                                             1,069,878         863,093
 Accumulated other comprehensive loss                                                            (19,994)        (21,308)
                                                                                          --------------     -----------
   Total shareholder's equity                                                                  2,709,583       2,501,484
                                                                                          --------------     -----------

                                                                                          $    7,837,971     $ 7,273,493
                                                                                          ==============     ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited) (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS                     SIX MONTHS
                                                                           ENDED JUNE 30,                  ENDED JUNE 30,
                                                                        2004            2003             2004            2003
                                                                    ------------    -------------   --------------   ------------
REVENUES:
 Net sales                                                          $  7,963,812    $   5,937,169   $   14,543,531   $ 12,164,885
 Sales to affiliates                                                     101,370           83,899          176,880        231,864
                                                                    ------------    -------------   --------------   ------------
                                                                       8,065,182        6,021,068       14,720,411     12,396,749
 Equity in earnings of affiliates                                         49,161           30,951           95,193         44,575
 Insurance recoveries                                                          -           26,588                -        144,302
 Other income (expense) - net                                                897              793              575         15,691
                                                                    ------------    -------------   --------------   ------------
                                                                       8,115,240        6,079,400       14,816,179     12,601,317

COST OF SALES AND EXPENSES:
 Cost of sales and operating expenses (including purchases
  of $3,131,000, $2,188,392, $5,646,917,
  and $4,229,973 from affiliates)                                      7,734,801        5,811,233       14,275,643     12,017,023
 Selling, general and administrative expenses                             72,059           63,983          145,665        137,327
 Interest expense, excluding capital lease                                38,706           32,852           70,243         55,860
 Capital lease interest charge                                               773            1,474            1,526          2,795
                                                                    ------------    -------------   --------------   ------------
                                                                       7,846,339        5,909,542       14,493,077     12,213,005
                                                                    ------------    -------------   --------------   ------------

INCOME BEFORE INCOME TAXES                                               268,901          169,858          323,102        388,312

INCOME TAXES                                                              96,805           61,149          116,317        139,792
                                                                    ------------    -------------   --------------   ------------

NET INCOME                                                               172,096          108,709          206,785        248,520
                                                                    ------------    -------------   --------------   ------------

OTHER COMPREHENSIVE INCOME:
 Cash flow hedges:
  Reclassification adjustment for derivative losses included in net income, net of related income taxes
   of $44, $44, $88 and $87                                                   79               78              157            155

 Foreign currency translation (loss) gain, net of related
  income taxes of $(41), $726, $410 and $674                                 (73)           1,293              729          1,197

Minimum pension liability adjustment, net of deferred
 taxes of $241 and $241                                                      428                -              428              -
                                                                    ------------    -------------   --------------   ------------

OTHER COMPREHENSIVE INCOME                                                   434            1,371            1,314          1,352
                                                                    ------------    -------------   --------------   ------------

COMPREHENSIVE INCOME                                                $    172,530    $     110,080   $      208,099   $    249,872
                                                                    ============    =============   ==============   ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                 ACCUMULATED
                                              COMMON STOCK                                          OTHER
                                            ----------------      ADDITIONAL      RETAINED      COMPREHENSIVE
                                            SHARES    AMOUNT       CAPITAL        EARNINGS      INCOME (LOSS)       TOTAL
                                            ------    ------     -----------     ----------    --------------    -----------
BALANCE, DECEMBER 31, 2003                       1    $    1     $ 1,659,698     $  863,093    $      (21,308)   $ 2,501,484

Net income                                       -         -               -        206,785                 -        206,785

Other comprehensive income (loss)                -         -               -              -             1,314          1,314
                                                --    ------     -----------     ----------    --------------    -----------
BALANCE, JUNE 30, 2004                           1    $    1     $ 1,659,698     $1,069,878    $      (19,994)   $ 2,709,583
                                                ==    ======     ===========     ==========    ==============    ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                           SIX MONTHS
                                                                                         ENDED JUNE 30,
                                                                                      2004            2003
                                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $   206,785     $   248,520
 Depreciation and amortization                                                         179,751         162,830
 Other adjustments to reconcile net income to net cash
  provided by operating activities                                                      59,288         163,733
 Changes in operating assets and liabilities                                           103,485        (248,418)
                                                                                   -----------     -----------
  Net cash provided by operating activities                                            549,309         326,665
                                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                 (138,942)       (208,665)
 Proceeds from sales of property, plant and equipment                                      158           1,692
 Decrease (increase) in restricted cash                                                  4,573            (485)
 Investments in LYONDELL-CITGO Refining LP                                             (12,251)        (14,900)
 Investments in and advances to other affiliates                                        (1,553)         (2,299)
                                                                                   -----------     -----------
  Net cash used in investing activities                                               (148,015)       (224,657)
                                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from senior notes due 2011                                                         -         546,590
 (Payment of) proceeds from senior secured term loan                                  (200,000)        200,000
 Net repayments of revolving bank loans                                                      -        (279,300)
 Repurchase of senior notes due 2006                                                         -         (47,500)
 Payments on master shelf agreement senior notes                                       (20,000)        (50,000)
 Proceeds from (payments on) tax-exempt bonds                                           36,800         (98,450)
 Payments on taxable bonds                                                             (25,000)        (90,000)
 Payments on loans from affiliates                                                           -         (39,000)
 Payments of capital lease obligations                                                  (2,350)        (12,108)
 Debt issuance costs                                                                      (650)        (18,978)
                                                                                   -----------     -----------
  Net cash (used in) provided by financing activities                                 (211,200)        111,254
                                                                                   -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  190,094         213,262

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         202,008          33,025
                                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   392,102     $   246,287
                                                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest, net of amounts capitalized                                             $    72,428     $    33,738
                                                                                   ===========     ===========
  Income taxes (net of refunds of $136 in 2004 and $47,410 in 2003)                $     2,323     $    44,435
                                                                                   ===========     ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SIX-MONTHS ENDED JUNE 30, 2004 AND 2003

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

      The financial information for CITGO subsequent to December 31, 2003 and with respect to the interim three-month and six-month periods ended June 30, 2004 and 2003 is unaudited. In management's opinion, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2003 on Form 10-K.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The applicable provisions of FIN 46R had no impact on financial position or results of operations for the six-month period ended June 30, 2004 and CITGO expects that the application of FIN 46R will not have a material impact on its financial position or results of operations in the future.

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

      As of June 30, 2004, none of the receivables in the designated pool had been sold to the third party and the entire amount was retained by CITGO Funding.

4.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                                         JUNE 30,           DECEMBER 31,
                                          2004                 2003
                                       (UNAUDITED)
                                      ---------------      -------------
                                                   (000S OMITTED)
Refined products                      $       816,093      $     686,483
Crude oil                                     213,021            239,974
Materials and supplies                         91,678             91,156
                                      ---------------      -------------

                                      $     1,120,792      $   1,017,613
                                      ===============      =============

5.    RESTRICTED CASH

      CITGO issued $30 million of tax-exempt environmental facilities revenue bonds in June 2002 and $39 million in May 2003. The proceeds from these bonds are being used for spending on qualified projects at the Lemont and Corpus Christi refineries. Restricted cash of approximately $2 million at June 30, 2004 represents highly liquid investments held in trust accounts in accordance with these bond agreements. Funds may be released solely to finance the qualified capital expenditures as defined in the related bond agreements.

6.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

      Long-term debt consists of the following:

                                                                              JUNE 30,        DECEMBER 31,
                                                                                2004             2003
                                                                            (UNAUDITED)
                                                                            -----------      ------------
                                                                                  (000S OMITTED)
Senior Secured Term Loan, due 2006 with variable interest rate              $         -      $      200,000

Senior Notes, $150 million face amount, due 2006 with
 interest rate of 7-7/8%                                                        149,958             149,946

Senior Notes, $550 million face amount, due 2011 with
 interest rate of 11-3/8%                                                       547,164             546,949

Private Placement Senior Notes, due 2004 to 2006 with an
 interest rate of 9.30%                                                          34,091              34,091

Master Shelf Agreement Senior Notes, due 2006 to
 2009 with interest rates from 7.17% to 8.94%                                   165,000             185,000

Tax-Exempt Bonds, due 2007 to 2031 with variable
 and fixed interest rates                                                       369,280             332,478

Taxable Bonds, due 2028 with variable interest rate                                   -              25,000
                                                                            -----------      --------------

                                                                              1,265,493           1,473,464
Current portion of long-term debt                                               (11,364)            (31,364)
                                                                            -----------      --------------

                                                                            $ 1,254,129      $    1,442,100
                                                                            ===========      ==============


      CITGO has a $260 million unsecured revolving credit facility maturing in December 2005. There was no outstanding balance under this credit facility at June 30, 2004.

      The Company had a senior secured term loan under an agreement with a syndicate of various lenders. The senior loan was secured by CITGO's equity interest in two pipeline companies. CITGO retired the senior loan on June 25, 2004. The costs to retire the senior loan prior to the maturity date of February 2006 included a prepayment charge of $4 million.

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

      Approximately $222 million of the outstanding tax-exempt bonds are supported by letters of credit issued by various banks. In February 2004, CITGO reissued $11.8 million of tax-exempt revenue bonds due 2007 which had been repurchased by the Company during 2003 due to lack of letter of credit support.

      On May 3, 2004, CITGO issued $25 million of tax-exempt environmental revenue bonds due 2032 through a governmental issuer that refunded $25 million of taxable environmental revenue bonds due 2028 previously issued through that issuer. The tax-exempt bonds are supported by a letter of credit issued by a bank.

      Our various debt instruments require maintenance of a specified minimum net worth and impose restrictions on our ability to: incur additional debt unless we meet specified interest coverage and debt to capitalization ratios; place liens on our property, subject to specified exceptions; sell assets, subject to specified exceptions; make restricted payments, including dividends, repurchases of capital stock and specified investments; and merge, consolidate or transfer assets. Various of our debt agreements, including the agreements governing the Private Placement Senior Notes and the Master Shelf Agreement Senior Notes and the reimbursement agreements relating to various letters of credit that provide liquidity support for our tax-exempt bonds, contain provisions requiring that we equally and ratably secure those instruments if we issue secured debt other than as permitted by those instruments. CITGO is in compliance with its covenants under its debt financing arrangements at June 30, 2004.

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

      As of June 30, 2004, CITGO has a note receivable from LYONDELL-CITGO of $35 million. The note bears interest at market rates, which was approximately 1.8 percent at June 30, 2004. Principal and interest are due January 1, 2008. Accordingly, the note and related accrued interest are included in the balance sheet caption other assets, noncurrent, in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                       (000s omitted)
                                                                June 30,        December 31,
                                                                  2004              2003
                                                              -----------       ------------
                                                              (Unaudited)
Carrying value of investment                                  $   430,998       $    454,679
Notes receivable                                                   35,278             35,278
Participation interest                                                 41%                41%

Summary of LYONDELL-CITGO's financial position:
 Current assets                                               $   421,000       $    316,000
 Non current assets                                             1,287,000          1,321,000
 Current liabilities:
  Distributions payable to partners                               152,000             36,000
  Current portion of long-term debt                                 5,000                  -
  Other                                                           459,000            350,000
 Noncurrent liabilities:
  Long-term debt                                                  445,000            450,000
  Notes payable to partners                                       265,000            265,000
  Other                                                           122,000            113,000
 Partners' capital                                                260,000            423,000

                                                                Six Months Ended June 30,
                                                              ------------------------------
                                                                  2004              2003
                                                              -----------       ------------
                                                                       (Unaudited)
 Equity in net income                                         $    75,552       $     30,725
 Cash distribution received                                       112,159            109,841

Summary of LYONDELL-CITGO's operating results:
 Revenue                                                      $ 2,492,695       $  2,087,689
 Gross profit                                                     242,753            132,510
 Net income                                                       194,015             86,313

      On May 21, 2004, LYONDELL-CITGO closed on a three-year, $550 million credit facility to replace its expiring $520 million credit facility. The new credit facility is comprised of a $450 million term loan and a $100 million revolver, both with an interest rate of the London Interbank Offered Rate ("LIBOR") plus 2.5 percent. The facility is secured by substantially all of the assets of LYONDELL-CITGO and contains covenants substantially the same as the previous facility. There was no outstanding balance under the working capital revolving credit facility at June 30, 2004.

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

      CITGO, along with most of the other major oil companies, is a defendant in a number of federal and state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a gasoline additive. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek injunctive relief to abate the contamination. CITGO intends to defend all of the MTBE lawsuits vigorously. CITGO's MTBE litigation can be divided into two categories -- pre and post-September 30, 2003 litigation. In the six pre-September 30, 2003 cases, CITGO is defending itself in Madison County, Illinois state court and in two New York county state courts. In several of the New York cases, the judge on March 26, 2004, granted CITGO's Motion for Summary Judgment. As of early July 2004, a settlement in principle had been reached in one Madison County, Illinois case and the parties were close to reaching settlement of the other case. The post-September 30, 2003 cases were filed after new federal legislation was proposed that would have precluded plaintiffs from filing lawsuits based on the theory that gasoline with MTBE is a defective product. These approximately 60 cases, the majority of which were filed by municipal authorities, were removed to federal court and at the defendants' request consolidated in Multi-District Litigation ("MDL") 1358. On March 16, 2004, the judge in MDL 1358 denied the plaintiffs' motion to remand the cases to state court. The remaining New York state case has been removed to federal court and consolidated with the MDL 1358 cases and the judge has denied plaintiffs' motion to remand that case. It is not possible to estimate the loss or range of loss, if any, related to these cases.

      CITGO has been named as a defendant in approximately 150 asbestos lawsuits pending in state and federal courts. These cases, most of which involve multiple defendants, are brought by former employees or contractor employees seeking damages for asbestos related illnesses allegedly caused, at least in part, from exposure at refineries owned or operated by CITGO in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, the plaintiffs' alleged exposure occurred over a period of years extending back to a time before CITGO owned or operated the premises at issue. CITGO does not believe that the resolution of these cases will have a material adverse effect on its financial condition or results of operations.

      At June 30, 2004, CITGO's balance sheet included an accrual for lawsuits and claims of $23 million compared with $27 million at December 31, 2003. Unrelated to the reduction in the accrual, CITGO estimates that an additional loss of $4 million is reasonably possible in connection with such lawsuits and claims.

      ENVIRONMENTAL COMPLIANCE AND REMEDIATION - CITGO is subject to the federal Clean Air Act ("CAA"), which includes the New Source Review ("NSR") program as well as the Title V air permitting program; the federal Clean Water Act, which includes the National Pollution Discharge Elimination System program; the Toxic Substances Control Act; and the federal Resource Conservation and Recovery Act and their equivalent state programs. CITGO is required to obtain permits under all of these programs and believes it is in material compliance with the terms of these permits. CITGO does not have any material Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") liability because the former owners of many of CITGO's assets have by explicit contractual language assumed all or the material portion of CERCLA obligations related to those assets. This includes the Lake Charles refinery and the Lemont refinery.

      The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulfur gasoline and diesel fuel that requires additional capital and operating expenditures, and alters significantly the U.S. refining industry and the return realized on refinery investments. Also, regulatory interpretations by the United States Environmental Protection Agency ("U.S. EPA") regarding "modifications" to refinery equipment under the NSR provisions of the CAA have created uncertainty about the extent to which additional capital and operating expenditures will be required.

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

      In 1992, CITGO reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at the Lake Charles refinery by 1994. The remediation commenced in December 1993. CITGO is complying with a June 2002 LDEQ administrative order about the development and implementation of a corrective action or closure plan. Based on currently available information and proposed remedial approach, CITGO currently anticipates closure and post-closure costs related to these surface impoundments and related solid waste management units to range from $34 million to $39 million in addition to the approximately $47 million already expended. CITGO and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods.

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

      In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries, electric utilities and other industrial sources modified air emission sources without obtaining permits or installing new control equipment under the NSR provisions of the CAA. The NOVs followed inspections and formal information requests regarding CITGO's Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois refineries. Since mid-2002, CITGO has been engaged in global settlement negotiations with the United States. The settlement negotiations have focused on different levels of air pollutant emission reductions and the merits of various types of control equipment to achieve those reductions. An agreement in principle has been reached. CITGO estimates that the costs of the proposed settlement with the United States will be approximately $325 million. Any capital costs would be incurred over a period of years, anticipated to be primarily from 2004 to 2008. CITGO also would pay civil penalties under the settlement agreement. If the settlement is not consummated, CITGO is prepared to contest the NOVs.

      In June 1999, an NOV was issued by the U.S. EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants regulations covering benzene emissions from wastewater treatment operations at CITGO's Lemont, Illinois refinery. CITGO is in settlement discussions with the U.S. EPA. This matter has been consolidated with the matters described in the previous paragraph.

      In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging violations of the Louisiana air quality regulations at CITGO's Lake Charles, Louisiana refinery during 2001. The majority of the alleged violations related to the leak detection and repair program. CITGO is in settlement discussions with the LDEQ. This matter has been consolidated with the matters described in the previous paragraph related to the U.S. EPA's NSR enforcement initiative.

      At June 30, 2004, CITGO's balance sheet included an environmental accrual of $67 million compared with $63 million at December 31, 2003. Results of operations reflect an increase in the accrual during 2004 due primarily to a revision of the Company's estimated share of costs related to two sites indicating higher costs as well as spending on environmental projects. CITGO estimates that an additional loss of $20 million is reasonably possible in connection with environmental matters.

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

      DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of June 30, 2004, CITGO's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options and over-the-counter swaps. At June 30, 2004, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $10 million and $14 million, respectively, related to the fair values of open commodity derivatives.

      CITGO has also entered into various interest rate swaps to manage the Company's risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at June 30, 2004, based on the estimated amount that the Company would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $1 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Company considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

      GUARANTEES - As of June 30, 2004, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an equity investment, bank debt of customers, customer debt related to the acquisition of marketing equipment and financing debt incurred by an equity investment as shown in the following table:

                                                               Expiration
                                                                    Date
                                                               ------------
                                             (000s omitted)
Letters of credit                            $    32,981        2004-2005
Bank debt
  Equity investment                                5,500            none
  Customers                                        1,921            2006

Financing debt of customers
  Customer equipment acquisition                     621        2004-2007
  Equipment acquisition - NISCO                   10,530             2008
                                             -----------
  Total                                      $    51,553
                                             ===========

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

9.    RELATED PARTY TRANSACTIONS

      CITGO purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. CITGO and PDVSA are considering the possibility of modifying certain terms and conditions of these supply agreements, including the pricing mechanisms. Such modifications may require the consent of some of CITGO's debt-holders in order to become effective.

      These crude supply agreements contain force majeure provisions that excuse the performance by either party of its obligations under the agreement under specified circumstances.

      Three affiliates entered into agreements to advance excess cash to the Company from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875% payable quarterly. At June 30, 2004 and December 31, 2003, there was no outstanding balance on these notes.

10.   EMPLOYEE BENEFIT PLANS

      COMPONENTS OF NET PERIODIC BENEFIT COST

            For the three months ended June 30:

                                             PENSION BENEFITS            OTHER BENEFITS
                                         -------------------------     ---------------------
                                             2004          2003          2004         2003
                                                               (000S OMITTED)
Service cost                             $      5,743    $   4,975     $   2,517    $  2,200
Interest cost                                   7,954        7,332         6,387       5,556
Expected return on plan assets                 (7,285)      (6,563)          (17)        (18)
Amortization of Transition Asset                  (12)         (38)            -           -
Amortization of prior service cost               (193)        (192)         (131)          -
Amortization of net loss                          818          806        14,093      12,537
                                         ------------    ---------     ---------    --------

Net periodic benefit cost                $      7,025    $   6,320     $  22,849    $ 20,275
                                         ============    =========     =========    ========

            For the six months ended June 30:

                                                        PENSION BENEFITS           OTHER BENEFITS
                                                     ----------------------     --------------------
                                                       2004          2003         2004        2003
                                                                     (000S OMITTED)
Service cost                                         $  11,486     $  9,950     $  5,034    $  4,400
Interest cost                                           15,907       14,665       12,775      11,112
Expected return on plan assets                         (14,571)     (13,127)         (35)        (36)
Amortization of Transition Obligation (Asset)              (23)         (76)           -           -
Amortization of prior service cost                        (386)        (383)        (261)          -
Amortization of net (gain) loss                          1,636        1,612       28,186      25,073
                                                     ---------     --------     --------    --------

Net periodic benefit cost                            $  14,049     $ 12,641     $ 45,699    $ 40,549
                                                     =========     ========     ========    ========

      EMPLOYER CONTRIBUTIONS

      CITGO previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $58 million to its pension plan in 2004. On each of April 15 and July 15, 2004, CITGO contributed approximately $5.4 million, for a total of $10.8 million, to its pension plan. CITGO presently anticipates contributing an additional $47 million to fund its pension plan in 2004 for a total of $58 million.

11.   CORPORATE HEADQUARTERS RELOCATION

      In April 2004, CITGO announced its strategic decision to move its corporate headquarters from Tulsa, Oklahoma to Houston, Texas. Approximately 700 positions from a total of approximately 1,000 positions in Tulsa will begin transferring to Houston in August 2004. The relocation is expected to be complete in July 2005. The total cost of this transition is estimated to be approximately $81 million, plus or minus 25%. Primary components of this amount include:

                                          ($ in millions)
                                           --------------
Relocation costs                              $   27
Severance and related costs                       21
Property and infrastructure costs                 33
                                              -------
     Total                                    $   81
                                              =======

      No relocation expenses had been incurred as of June 30, 2004; therefore, no such expenses or liabilities are included in the financial statements as of that date. Currently, CITGO expects to spend approximately $24 million in the third quarter of 2004 related to this relocation.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      This discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report.

      We generated net income of $172.1 million on total revenue of $8.1 billion in the quarter ended June 30, 2004 compared to net income of $108.7 million on total revenue of $6.1 billion (which included $27 million in insurance recoveries) for the same period last year. We generated net income of $206.8 million on total revenue of $14.8 billion in the six months ended June 30, 2004 compared to net income of $248.5 million on total revenue of $12.6 billion (which included $144 million in insurance recoveries) for the same period in 2003. (See "Gross margin").

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

RESULTS OF OPERATIONS

                                                      THREE MONTHS         INCREASE               SIX MONTHS       INCREASE
                                                      ENDED JUNE 30,      (DECREASE)             ENDED JUNE 30,    (DECREASE)
                                                     2004       2003       FROM 2003            2004        2003   FROM 2003
                                                   --------   ---------   ----------         ----------  --------  -----------
(DOLLARS IN MILLIONS)
Net sales                                          $  7,964   $   5,937   $    2,027          $  14,543  $ 12,165  $ 2,378
Sales to affiliates                                     101          84           17                177       232      (55)
                                                   --------   ---------   ----------          ---------  --------  -------
                                                      8,065       6,021        2,044   34%       14,720    12,397    2,323     19%
                                                   --------   ---------   ----------          ---------  --------  -------

Equity in earnings of affiliates                         49          31           18                 95        45       50
Insurance recoveries                                      -          27          (27)                 -       144     (144)
Other income (expense), net                               1           1            -                  1        16      (15)
                                                   --------   ---------   ----------          ---------  --------  -------
                                                      8,115       6,080        2,035   33%       14,816    12,601    2,215     18%
                                                   --------   ---------   ----------          ---------  --------  -------

Cost of sales and operating expenses                  7,735       5,811        1,924             14,276    12,017    2,259
Selling, general and administrative expenses             72          64            8                146       137        9
Interest expense, excluding capital lease                38          33            5                 70        56       14
Capital lease interest charge                             1           2           (1)                 1         3       (2)
                                                   --------   ---------   ----------          ---------  --------  -------
                                                      7,846       5,910        1,936   33%       14,493    12,213    2,280     19%
                                                   --------   ---------   ----------          ---------  --------  -------

Income before income taxes                              269         170           99                323       388      (65)
Income taxes                                             97          61           36                116       139      (23)
                                                   --------   ---------   ----------          ---------  --------  -------
Net income                                         $    172   $     109   $       63   58%    $     207  $    249  $   (42)   -17%
                                                   ========   =========   ==========          =========  ========  =======

Gulf Coast 3/2/1 crack spread ($ per bbl) (1)      $   8.98   $    3.56   $     5.42  152%    $    7.60  $   4.51  $  3.09     69%
Average price per gallon of gasoline (2)           $   1.29   $    0.89   $     0.40   45%    $    1.19  $   0.94  $  0.25     27%
Average cost per barrel of crude oil (3)           $  34.39   $   25.04   $     9.35   37%    $   32.76  $  27.35  $  5.41     20%

(1) The Gulf Coast 3/2/1 crack spread is the value of two-thirds barrel of gasoline plus one-third barrel of distillate minus one barrel of crude (West Texas Intermediate or "WTI"). Heavy crude refiners also evaluate the light/heavy crude spread (WTI minus Maya). The sum of these benchmarks is the heavy crack spread. During the second quarter of 2004, the heavy crack spread was $17.63 per barrel versus $10.73 per barrel during the second quarter of 2003.

      The values used to calculate the Gulf Coast 3/2/1 crack spread and the heavy crack spread are obtained from Platts using an average of daily prices for the three-month and six-month periods ended June 30, 2004 (excluding weekends and holidays).

(2) The average price per gallon of gasoline is based on CITGO gasoline sales revenue divided by CITGO gasoline sales volume. See the "CITGO Sales Revenues and Volumes" table that follows.

(3) The average cost per barrel of crude oil is based on CITGO's crude oil cost divided by CITGO refinery crude inputs. See the "CITGO Cost of Sales and Operating Expenses" table that follows.

      Sales revenues and volumes. Sales increased $2.0 billion, or approximately 34%, in the three-month period ended June 30, 2004 as compared to the same period in 2003. This increase was primarily due to an increase in average sales price of 38%. Sales increased $2.3 billion, or approximately 19% in the six-month period ended June 30, 2004 as compared to the same period in 2003. This increase was primarily due to an increase in average sales price of 20%. The following table summarizes the sources of our sales revenues and sales volumes for the three-month and six-month periods ended June 30, 2004 and 2003:

                        CITGO SALES REVENUES AND VOLUMES

                                            THREE MONTHS             SIX MONTHS             THREE MONTHS         SIX MONTHS
                                            ENDED JUNE 30,         ENDED JUNE 30,           ENDED JUNE 30,       ENDED JUNE 30,
                                         --------------------    --------------------     -----------------  ---------------------
                                           2004         2003       2004        2003        2004      2003       2004       2003
                                         ---------    --------    -------    -------      ------    -------    -------   --------
                                                      ($ in millions)                               (Gallons in millions)

Gasoline                                 $  4,713     $  3,534    $  8,437   $  6,896      3,659      3,988      7,098      7,354
Jet fuel                                      602          421       1,190        938        574        555      1,172      1,094
Diesel/#2 fuel                              1,413        1,202       2,821      2,870      1,411      1,558      2,908      3,283
Asphalt                                       284          206         389        276        396        266        561        358
Petrochemicals and industrial products        835          516       1,491      1,083        757        636      1,425      1,253
Lubricants and waxes                          177          149         329        291         73         61        137        127
                                         ---------------------    -------------------      ----------------     -----------------
  Total refined product sales               8,024        6,028      14,657     12,354      6,870      7,064     13,301     13,469
Other sales                                    41           (7)         63         43
                                         ---------------------    -------------------      ----------------     -----------------
  Total sales                            $  8,065     $  6,021    $ 14,720   $ 12,397      6,870      7,064     13,301     13,469
                                         =====================    ===================      ================     =================



      Equity in earnings of affiliates. The table below shows the changes during the three months and six months ended June 30, 2004 compared to the same periods in 2003 in the equity in earnings of affiliates. The increase in LYONDELL-CITGO's earnings in the second quarter and the first six months of 2004 as compared to the same periods in 2003 was due primarily to higher margins on crude oil refining and aromatics. LYONDELL-CITGO also benefited from higher crude processing rates in the first six months of 2004 as compared to the same period in 2003.



                       THREE MONTHS                 SIX MONTHS      INCREASE
                       ENDED JUNE 30,   INCREASE   ENDED JUNE 30,  (DECREASE)
                       --------------  (DECREASE)  --------------  ----------
                       2004    2003    OVER 2003   2004    2003    OVER 2003
                       ----    ----    ---------   ----    ----    ---------

                                        ($ in millions)

LYONDELL-CITGO         $ 41    $ 22      $ 19      $ 76    $ 31      $ 45
Pipeline investments      9       9         -        19      16         3
Other                    (1)      -        (1)        -      (2)        2
                       ----    ----      ----      ----    ----      ----
  Total                $ 49    $ 31      $ 18      $ 95    $ 45      $ 50
                       ====    ====      ====      ====    ====      ====

      Cost of sales and operating expenses. The following table summarizes our cost of sales and operating expenses for the three-month and six-month periods ended June 30, 2004 and 2003:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                              THREE MONTHS                          SIX MONTHS
                                                             ENDED JUNE 30,                        ENDED JUNE 30,
                                                      ---------------------------          -----------------------------
                                                        2004              2003                2004               2003
                                                      -------           ----------         ---------         -----------
                                                                                ($ in millions)

Crude oil                                             $ 2,282           $    1,606         $    3,915        $     3,386
Refined products                                        4,307                3,326              8,081              6,832
Intermediate feedstocks                                   551                  481              1,252                939
Refining and manufacturing costs                          382                  326                745                640
Other operating costs and expenses                        213                   72                283                220
                                                      -------           ----------         ----------        -----------
   Total cost of sales and operating expenses         $ 7,735           $    5,811         $   14,276        $    12,017
                                                      =======           ==========         ==========        ===========


      We purchase refined products to supplement the production from our refineries in order to meet marketing demands and to optimize distribution. Refined product purchases represented 56% and 57% of total cost of sales and operating expenses for the second quarter of 2004 and 2003, respectively, and 57% of total cost of sales for both of the six month periods ended June 30, 2004 and 2003. Margins on purchased products, on average, are lower than margins on refinery produced products because refinery produced products benefit from the whole supply chain upgrade and purchased refined products do not. However, purchased products are not segregated from our produced products and margins may vary due to market conditions and other factors beyond our control. In the near term, other than normal refinery turnaround maintenance, we do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond our control which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

      Gross margin. Gross margin increased approximately 1.8 cents per gallon in the quarter ended June 30, 2004 compared to the same period in 2003 and five-tenths of one cent per gallon in the six months ended June 30, 2004 compared to the same period in 2003. Gross margin for the quarter ended June 30, 2004 was approximately 4.8 cents per gallon compared to gross margin of approximately 3.0 cents per gallon for the same period in 2003. Gross margin for the six months ended June 30, 2004 was approximately 3.4 cents per gallon compared to the gross margin of approximately 2.8 cents per gallon for the same period in 2003.

      Revenue per gallon for the second quarter 2004 increased approximately 38% compared to the second quarter 2003 and increased approximately 20% for the first six months of 2004 compared to the first six months of 2003. Cost of sales and operating expenses per gallon for the quarter ended June 30, 2004 increased approximately 37% compared to the same period in 2003 and for the six months ended June 30, 2004 increased approximately 20% compared to the same period in 2003.

      A change in the price of crude oil, feedstocks and blending products generally results in a corresponding change in the sales price of refined products. The impact of changes in crude oil and feedstock prices on our consolidated income before taxes depends, in part, on how quickly refined product prices are adjusted to reflect these changes in feedstock costs.

      Our 60% increase in gross margin for the second quarter of 2004 versus the second quarter of 2003 compares to the 65% increase in the industry heavy crack spread over the same period. Gross margin for the six months ended June 30, 2004 increased 21% over the same period for 2003. Although industry heavy crack spreads during the first six months of 2004 were 40% higher than 2003, we did not capture the full benefit of improved industry margins in the six months ended June 30, 2004 due to the heavy turnaround activities at our fuels refineries during the first quarter of 2004.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $8 million, or 13% from $64 million in the second quarter of 2003 to $72 million in the second quarter of 2004. Selling, general and administrative expenses increased $9 million, or 7% from $137 million in the first six months of 2003 to $146 million in the first six months of 2004. The increase in selling, general and administrative expenses for both periods is related to an increase in employee benefit expense.

      Interest expense. Interest expense, including capital lease interest charge, increased $4 million in the three-month period ended June 30, 2004 as compared to the same period in 2003 and increased $12 million in the six-month period ended June 30, 2004 as compared to the same period in 2003. The increase in the second quarter of 2004 was due primarily to a $4 million prepayment penalty on the senior secured term loan. The increase in the six-month period ended June 30, 2004 was primarily due to the net increase in the outstanding debt balance and higher overall interest rates resulting from the issuance of the $550 million senior notes and the closing of the $200 million secured term loan in February 2003.


LIQUIDITY AND CAPITAL RESOURCES

      The following summarizes cash flows during the six-month periods ended June 30, 2004 and 2003:


                                                              Six Months
                                                             Ended June 30,
                                                      -----------------------------
                                                         2004               2003
                                                      ---------          ---------
                                                             ($ in millions)

Net cash provided by/(used in):
      Operating activities                            $     549          $     327
      Investing activities                            $    (148)         $    (225)
      Financing activities                            $    (211)         $     111


Cash Provided by Operating Activities

      Consolidated net cash provided by operating activities totaled approximately $549 million for the six-month period ended June 30, 2004. Operating cash flows were derived primarily from net income of $207 million, depreciation and amortization of $180 million, distributions in excess of equity in earnings of affiliates of $34 million, increase in deferred taxes of $12 million, and changes in operating assets and liabilities of $103 million. The more significant changes in operating assets and liabilities include an increase in current liabilities and an increase in income taxes payable offset, in part, by an increase in notes and accounts receivable and an increase in inventories.

Cash Used in Investing Activities

      Net cash used in investing activities in the six month period ended June 30, 2004 totaled $148 million consisting primarily of capital expenditures of $139 million. These capital expenditures consisted of:

                                                   Six Months Ended
                                                    June 30, 2004
                                                  ------------------
                                                   ($ in millions)
Regulatory requirements                                  $ 50
Maintenance capital projects                               40
Strategic capital expenditures                             49
                                                         ----
   Total capital expenditures                            $139
                                                         ====

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in our Form 10-K for the year ended December 31, 2003 for additional information concerning projected capital expenditures.

Cash Used in Financing Activities

      Net cash used in financing activities totaled $211 million for the six-month period ended June 30, 2004, consisting primarily of the repayment of the senior secured term loan of $200 million, the payment of $20 million on master shelf agreement notes and $25 million on taxable bonds. These payments were offset by proceeds of approximately $37 million from the issuance of tax-exempt bonds.

      As of June 30, 2004, capital resources available to us included cash on hand totaling $392 million generated by operations and other sources, and available borrowing capacity under our committed bank facilities of $257 million.

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

      We are in compliance with the covenants under our debt financing arrangements at June 30, 2004.

      Upon the occurrence of a change of control of our Company, as defined in the Indenture governing our 11-3/8% senior notes due 2011, the holders of those notes have the right to require us to repurchase them at a price equal to 101% of the principal amount plus accrued interest. In addition, our bank credit agreements and the reimbursement agreements governing various of the letters of credit issued to provide liquidity support for our tax-exempt bonds provide that, unless lenders holding two-thirds of the commitments thereunder otherwise agree, a change in control of our Company, as defined in those agreements, will constitute a default under those credit agreements.

      Various of our debt agreements, including the agreements governing the Private Placement Senior Notes and the Master Shelf Agreement Senior Notes and the reimbursement agreements relating to various letters of credit that provide liquidity support for our tax-exempt bonds, contain provisions requiring that we equally and ratably secure those instruments if we issue secured debt other than as permitted by those instruments.

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

      Three of our affiliates entered into agreements to advance excess cash to us from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, $30 million from PDV America and $10 million from PDV Holding. At June 30, 2004 and December 31, 2003, there was no outstanding balance on these notes.

      Our debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

                                        Unsecured       Secured
                                        ---------      --------
Moody's Investor's Services               Ba3             Ba2
Standard & Poor's Ratings Group           BB              BB+
Fitch Investors Services, Inc.            BB-             BB+

      On February 28, 2003, an accounts receivable sales facility was established. This facility allows for the non-recourse sale of certain accounts receivable to independent third parties. A maximum of $275 million in accounts receivable may be sold at any one time. As of June 30, 2004, no receivables had been sold under this facility.

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

NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The applicable provisions of FIN 46R had no impact on financial position or results of operations for the six-month period ended June 30, 2004 and CITGO expects that the application of FIN 46R will not have a material impact on its financial position or results of operations in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at June 30, 2004, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. As of June 30, 2004, CITGO's total crude and refined products inventory was 50 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 1 million barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. At June 30, 2004 none of the Company's commodity derivatives were accounted for as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                         Open Positions at June 30, 2004

                                                          MATURITY     NUMBER OF       CONTRACT     MARKET
        COMMODITY                  DERIVATIVE               DATE       CONTRACTS         VALUE      VALUE(3)
        ---------                  ----------               ----       ---------        -----      --------
                                                                      Long/(Short)      Asset/(Liability)
                                                                      ------------    -----------------------
                                                                                         ($ in millions)
No Lead Gasoline (1)       Futures Purchased                2004           240        $     12.0   $   11.8
                           Futures Sold                     2004          (140)       $     (6.7)  $   (6.9)
                           Listed Put Options Sold          2004          (950)       $        -   $   (2.2)
                           Forward Purchase Contracts       2004         5,963        $    291.7   $  287.8
                           Forward Sales Contracts          2004        (3,674)       $   (178.2)  $ (177.6)

Distillates (1)            Futures Purchased                2004           677        $     27.1   $   29.4
                           Futures Purchased                2005           417        $     16.8   $   17.6
                           Futures Sold                     2004          (206)       $     (8.8)  $   (8.9)
                           Forward Purchase Contracts       2004           964        $     40.2   $   40.6
                           Forward Sale Contracts           2004        (1,652)       $    (87.9)  $  (89.7)
                           Forward Sale Contracts           2005          (419)       $    (17.7)  $  (18.0)

Crude Oil (1)              Futures Purchased                2004           325        $     12.2   $   12.0
                           Futures Sold                     2004          (585)       $    (21.5)  $  (21.7)
                           Forward Purchase Contracts       2004           549        $     19.8   $   19.0
                           Forward Sale Contracts           2004          (496)       $    (18.0)  $  (17.1)

Natural Gas (2)            Futures Purchased                2004            10        $      0.7   $    0.6
                           Futures Sold                     2004           (10)       $     (0.6)  $   (0.6)
                           Listed Call Options Purchased    2004           100        $        -   $    0.1
                           Listed Put Options Sold          2004          (250)       $        -   $   (0.1)

-----------------------

(1)   Thousands of barrels

(2)   Ten-thousands of mmbtu

(3)   Based on actively quoted prices.

                        NON TRADING COMMODITY DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 2003

                                                                        MATURITY     NUMBER OF       CONTRACT     MARKET
        COMMODITY                        DERIVATIVE                       DATE       CONTRACTS        VALUE      VALUE(4)
        ---------                        ----------                       ----       ---------        -----      --------
                                                                                    Long/(Short)       Asset/(Liability)
                                                                                                        ($ in millions)
No Lead Gasoline (1)       Futures Purchased                              2003            20         $   0.7      $   0.7
                           Forward Purchase Contracts                     2003         2,058         $  70.8      $  72.3
                           Forward Sale Contracts                         2003         1,493         $ (51.1)     $ (53.0)

Distillates (1)            Futures Purchased                              2003         1,035         $  31.9      $  34.7
                           Futures Purchased                              2004           666         $  20.1      $  21.3
                           OTC Swaps (Pay Fixed/Receive Float)(3)         2003             6         $     -      $     -
                           Forward Purchase Contracts                     2003           809         $  24.9      $  25.6
                           Forward Sale Contracts                         2003          (782)        $ (24.8)     $ (25.3)

Crude Oil (1)              Futures Purchased                              2003            10         $   0.3      $   0.3
                           Futures Sold                                   2003          (661)        $ (19.0)     $ (19.7)
                           Forward Purchase Contracts                     2003         1,834         $  55.3      $  55.0
                           Forward Sale Contracts                         2003          (697)        $ (21.6)     $ (21.4)

Natural Gas (2)            Futures Purchased                              2003           230         $  14.5      $  12.8
                           Listed Call Options Purchased                  2003            80         $     -      $   0.5
                           Listed Put Options Sold                        2003           (20)        $     -      $  (0.2)

Heat Crack (1)             OTC Swaps (Pay Fixed/Receive Float)(3)         2003           725         $     -      $  (0.7)
                           OTC Swaps (Pay Float/Receive Fixed)(3)         2003          (725)        $     -      $   0.3

---------------------------
(1)   Thousands of barrels

(2)   Ten-thousands of mmbtu

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4)   Based on actively quoted prices.

      Debt Related Instruments. We have fixed and floating U.S. currency denominated debt. We use interest rate swaps to manage our debt portfolio toward a benchmark of 40 to 70 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing our long-term costs. At June 30, 2004 and 2003, our primary exposures were to LIBOR and floating rates on tax exempt bonds.

      For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                      NON TRADING INTEREST RATE DERIVATIVES
                    OPEN POSITIONS AT JUNE 30, 2004 AND 2003

                                                                                  NOTIONAL
                                  EXPIRATION              FIXED RATE             PRINCIPAL
 VARIABLE RATE INDEX                 DATE                    PAID                  AMOUNT
 -------------------                 ----                    ----                  ------
                                                                              ($ in millions)
J.J. Kenny                      February 2005                  5.30 %              $ 12
J.J. Kenny                      February 2005                  5.27 %                15
J.J. Kenny                      February 2005                  5.49 %                15
                                                                                     --
                                                                                   $ 42
                                                                                   ====

      Changes in the fair value of these agreements are recorded in other income (expense). The fair value of the interest rate swap agreements in place at June 30, 2004, based on the estimated amount that we would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $1 million, the offset of which is recorded in the balance sheet caption other current liabilities.

      For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                                At June 30, 2004

                                                                                                        EXPECTED
                                 FIXED              AVERAGE FIXED              VARIABLE             AVERAGE VARIABLE
EXPECTED MATURITIES            RATE DEBT            INTEREST RATE              RATE DEBT              INTEREST RATE
-------------------            ---------            -------------              ---------              -------------
                            ($ in millions)                                 ($ in millions)
        2004                    $   11                  9.30 %                  $    -                       -
        2005                        11                  9.30 %                       -                       -
        2006                       201                  8.10 %                       -                       -
        2007                        50                  8.94 %                      12                    5.61 %
        2008                        25                  7.17 %                      20                    6.00 %
     Thereafter                    745                 10.40 %                     190                    7.52 %
                                ------                 -----                    ------                    ----
       Total                    $1,043                  9.79 %                  $  222                    7.28 %
                                ======                 =====                    ======                    ====
     Fair Value                 $1,226                                          $  222
                                ======                                          ======

                                DEBT OBLIGATIONS
                                AT JUNE 30, 2003

                                                                                                           EXPECTED
                                 FIXED              AVERAGE FIXED              VARIABLE                AVERAGE VARIABLE
EXPECTED MATURITIES            RATE DEBT            INTEREST RATE              RATE DEBT                 INTEREST RATE
-------------------            ---------            -------------              ---------                 -------------
                            ($ in millions)                                 ($ in millions)
        2003                     $   11                  9.30%                 $   -                          -
        2004                         31                  8.02%                    16                        6.24%
        2005                         11                  9.30%                     -                          -
        2006                        201                  8.10%                   200                        7.05%
        2007                         50                  8.94%                    12                        7.63%
     Thereafter                     769                 10.32%                   177                       10.21%
                                 ------                 -----                  -----                       -----
       Total                     $1,073                  9.75%                 $ 405                        8.42%
                                 ======                 =====                  =====                       =====
     Fair Value                  $1,154                                        $ 405
                                 ======                                        =====

ITEM 4. CONTROLS AND PROCEDURES

      During the second quarter of 2004, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, the Company does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

      Accordingly, as of June 30, 2004, these officers (principal executive officer and principal financial officer) concluded that the Company's disclosure controls and procedures were effective to accomplish their objectives.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The required information is incorporated by reference into Part II of this Report from Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed by the following officers:

            31.1  Filed by Luis Marin, President and Chief Executive Officer.

            31.2 Filed by Jerry E. Thompson, Chief Operating Officer (Acting Chief Financial Officer).

            Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed by the following officers:

            32.1 Filed by Luis Marin, President and Chief Executive Officer.

            32.2 Filed by Jerry E. Thompson, Chief Operating Officer (Acting Chief Financial Officer).

      (b)   Reports on Form 8-K:

            A report on Form 8-K was filed with the Securities and Exchange Commission on April 30, 2004 to announce the retirement of Eddie R. Humphrey, CITGO's Chief Financial and Administration Officer, effective May 31, 2004 and the announcement of Jerry Thompson, Chief Operating Officer as the interim Chief Financial Officer until the Company names a replacement.

            A report on Form 8-K was filed with the Securities and Exchange Commission on May 3, 2004 to furnish information included in our press release on earnings for the first quarter of 2004.

            A report on Form 8-K was filed with the Securities and Exchange Commission on June 25, 2004 to file a copy of a press release announcing CITGO's repayment in full of the amount outstanding under its $200 million senior secured term loan.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CITGO PETROLEUM CORPORATION

Date: August 9, 2004                      /s/ Larry E. Krieg
                                          ----------------------------------
                                              Larry E. Krieg
                                          Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX

      (a)   Exhibits

            Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed by the following officers:

            31.1  Filed by Luis Marin, President and Chief Executive Officer.

            31.2 Filed by Jerry E. Thompson, Chief Operating Officer (Acting Chief Financial Officer).

            Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed by the following officers:

            32.1 Filed by Luis Marin, President and Chief Executive Officer.

            32.2 Filed by Jerry E. Thompson, Chief Operating Officer (Acting Chief Financial Officer).