Form 10-Q
period 2004-09-30
CITGO PETROLEUM CORP
filed 2004-11-08
CIK 1011746

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                    1293 ELDRIDGE PARKWAY, HOUSTON, TX 77077
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (832) 486-4000
                                 --------------
              (Registrant's telephone number, including area code)

         ONE WARREN PLACE, 6100 SOUTH YALE AVENUE, TULSA, OKLAHOMA 74136
         ---------------------------------------------------------------
          (Former name or former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $1.00 PAR VALUE                        1,000
      -----------------------------                        -----
                (Class)                     (outstanding at October 31, 2004)

================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

                                                                                             PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.................................................  1

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets  - September 30, 2004 and
            December 31, 2003................................................................  2

            Condensed Consolidated Statements of Income and Comprehensive Income -
            Three and Nine-Month Periods Ended September 30, 2004 and 2003...................  3

            Condensed Consolidated Statement of Shareholder's Equity - Nine-Month Period
            Ended September 30, 2004.........................................................  4

            Condensed Consolidated Statements of Cash Flows - Nine-Month Periods Ended
            September 30, 2004 and 2003......................................................  5

            Notes to the Condensed Consolidated Financial Statements.........................  6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................................ 18

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................... 25

   Item 4.  Controls and Procedures.......................................................... 30

PART II.     OTHER INFORMATION

   Item 1.  Legal Proceedings................................................................ 31

   Item 6.  Exhibits......................................................................... 31

SIGNATURES................................................................................... 32

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                        2004            2003
                                                                                     (UNAUDITED)
                                                                                     -----------    -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                         $   469,954    $   202,008
   Accounts receivable, net                                                            1,440,053      1,060,333
   Due from affiliates                                                                   109,532         71,336
   Inventories                                                                         1,001,353      1,017,613
   Prepaid expenses and other                                                             48,875         28,003
                                                                                     -----------    -----------
     Total current assets                                                              3,069,767      2,379,293
PROPERTY, PLANT AND EQUIPMENT - Net                                                    3,960,810      3,907,203
RESTRICTED CASH                                                                            2,310          6,886
INVESTMENTS IN AFFILIATES                                                                580,886        647,649
OTHER ASSETS                                                                             356,874        332,462
                                                                                     -----------    -----------
                                                                                     $ 7,970,647    $ 7,273,493
                                                                                     ===========    ===========
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                  $   758,800    $   766,331
   Payables to affiliates                                                                722,001        486,058
   Taxes other than income                                                               238,798        173,932
   Other                                                                                 380,698        255,953
   Current portion of long-term debt                                                      11,364         31,364
   Current portion of capital lease obligation                                             3,403          2,336
                                                                                     -----------    -----------
     Total current liabilities                                                         2,115,064      1,715,974
LONG-TERM DEBT                                                                         1,279,244      1,442,100
CAPITAL LEASE OBLIGATION                                                                  46,285         25,969
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                              349,868        319,911
OTHER NONCURRENT LIABILITIES                                                             315,730        308,248
DEFERRED INCOME TAXES                                                                    931,280        959,807
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDER'S EQUITY:
   Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding             1              1
   Additional capital                                                                  1,659,698      1,659,698
   Retained earnings                                                                   1,293,403        863,093
   Accumulated other comprehensive loss                                                  (19,926)       (21,308)
                                                                                     -----------    -----------
     Total shareholder's equity                                                        2,933,176      2,501,484
                                                                                     -----------    -----------
                                                                                     $ 7,970,647    $ 7,273,493
                                                                                     ===========    ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS                NINE MONTHS
                                                                       ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                    --------------------------   ------------------------
                                                                        2004          2003          2004         2003
                                                                    -----------   ------------   -----------  -----------
REVENUES:
     Net sales                                                      $ 8,749,338   $  6,430,568   $23,292,869  $18,595,453
     Sales to affiliates                                                129,952         71,763       306,832      303,627
                                                                    -----------   ------------   -----------  -----------
                                                                      8,879,290      6,502,331    23,599,701   18,899,080
     Equity in earnings of affiliates                                    71,036         35,398       166,229       79,973
     Insurance recoveries                                                     -          1,863             -      146,165
     Other income (expense) - net                                         1,560          1,208         2,135       16,899
                                                                    -----------   ------------   -----------  -----------
                                                                      8,951,886      6,540,800    23,768,065   19,142,117
COST OF SALES AND EXPENSES:
     Cost of sales and operating expenses (including
             purchases of $3,554,449, $2,450,149, $9,201,366,
             and $6,680,122 from affiliates)                          8,532,015      6,267,004    22,792,607   18,284,027
     Selling, general and administrative expenses                        78,165         80,788       218,813      218,115
     Interest expense, excluding capital lease                           28,493         31,264        98,736       87,124
     Capital lease interest charge                                          955          1,011         2,481        3,806
                                                                    -----------   ------------   -----------  -----------
                                                                      8,639,628      6,380,067    23,112,637   18,593,072
                                                                    -----------   ------------   -----------  -----------
INCOME BEFORE INCOME TAXES                                              312,258        160,733       655,428      549,045
INCOME TAXES                                                            107,248         57,864       225,118      197,656
                                                                    -----------   ------------   -----------  -----------
NET INCOME                                                              205,010        102,869       430,310      351,389
                                                                    -----------   ------------   -----------  -----------
OTHER COMPREHENSIVE INCOME (LOSS):
         Cash flow hedges:
                 Reclassification adjustment for derivative losses
                     included in net income, net of related income
                     taxes of $38, $39, $123 and $127                        79             70           236          225
         Foreign currency translation (loss) gain, net of related
                 income taxes of $(5), $(83), $375 and $591                 (11)          (147)          718        1,050
         Minimum pension liability adjustment, net of deferred
                 taxes of $241                                                -              -           428            -
                                                                    -----------   ------------   -----------  -----------
OTHER COMPREHENSIVE INCOME (LOSS)                                            68            (77)        1,382        1,275
                                                                    -----------   ------------   -----------  -----------
COMPREHENSIVE INCOME                                                $   205,078   $    102,792   $   431,692  $   352,664
                                                                    ===========   ============   ===========  ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

                                                                             ACCUMULATED
                                     COMMON STOCK                              OTHER
                                    --------------  ADDITIONAL   RETAINED   COMPREHENSIVE
                                    SHARES  AMOUNT   CAPITAL     EARNINGS   INCOME (LOSS)    TOTAL
                                    ------  ------  ----------   --------   -------------    -----
BALANCE, DECEMBER 31, 2003              1     $1    $1,659,698  $  863,093    $(21,308)    $2,501,484
Net income                              -      -             -     430,310           -        430,310
Other comprehensive income (loss)       -      -             -           -       1,382          1,382
                                        -     --    ----------  ----------    --------     ----------
BALANCE, SEPTEMBER 30, 2004             1     $1    $1,659,698  $1,293,403    $(19,926)    $2,933,176
                                        =     ==    ==========  ==========    ========     ==========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                         NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                    ---------------------
                                                                                      2004         2003
                                                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $ 430,310   $ 351,389
     Depreciation and amortization                                                    270,220     245,397
     Other adjustments to reconcile net income to net cash
         provided by operating activities                                              88,872     180,203
     Changes in operating assets and liabilities                                      (92,425)     69,373
                                                                                    ---------   ---------
             Net cash provided by operating activities                                696,977     846,362
                                                                                    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (226,549)   (315,105)
     Proceeds from sales of property, plant and equipment                                 539       3,845
     Decrease (increase) in restricted cash                                             4,576      (1,162)
     Investments in LYONDELL-CITGO Refining LP                                        (19,511)    (17,083)
     Investments in and advances to other affiliates                                   (1,554)     (2,537)
                                                                                    ---------   ---------
             Net cash used in investing activities                                   (242,499)   (332,042)
                                                                                    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from senior notes due 2011                                                    -     546,590
     (Payment of) proceeds from senior secured term loan                             (200,000)    200,000
     Net repayments of revolving bank loans                                                 -    (279,300)
     Repurchase of senior notes due 2006                                                    -     (47,500)
     Payments on master shelf agreement senior notes                                  (20,000)    (50,000)
     Proceeds from (payments on) tax-exempt bonds                                      61,800    (126,050)
     Payments on taxable bonds                                                        (25,000)    (90,000)
     Payments on loans from affiliates                                                      -     (39,000)
     Payments of capital lease obligations                                             (2,604)    (11,860)
     Dividend paid                                                                          -    (500,000)
     Debt issuance costs                                                                 (728)    (19,136)
                                                                                    ---------   ---------
             Net cash used in financing activities                                   (186,532)   (416,256)
                                                                                    ---------   ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 267,946      98,064

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        202,008      33,025
                                                                                    ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 469,954   $ 131,089
                                                                                    =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
                 Interest, net of amounts capitalized                               $ 111,643   $  66,578
                                                                                    =========   =========
                 Income taxes (net of refunds of $231 in 2004 and $47,769 in 2003)  $ 137,554   $  45,305
                                                                                    =========   =========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) NINE-MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

      The financial information for CITGO subsequent to December 31, 2003 and with respect to the interim three-month and nine-month periods ended September 30, 2004 and 2003 is unaudited. In management's opinion, such interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2003 on Form 10-K.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The applicable provisions of FIN 46R had no impact on financial position or results of operations for the nine-month period ended September 30, 2004 and CITGO expects that the application of FIN 46R will not have a material impact on its financial position or results of operations in the future.

3.    ACCOUNTS RECEIVABLE

      The Company has a limited purpose consolidated subsidiary, CITGO Funding Corporation ("CITGO Funding"), which established a non-recourse agreement to sell an undivided interest in specified trade accounts receivables ("pool") to independent third parties. Under the terms of the agreement, new receivables are added to the pool as collections (administered by CITGO) reduce previously sold receivables. CITGO pays specified fees related to its sale of receivables under the program. The amount sold to third-parties at any one time under the trade accounts receivable sales agreement is limited to a maximum of $275 million.

      As of September 30, 2004, none of the receivables in the designated pool had been sold to the third party and the entire amount was retained by CITGO Funding.

4.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                        SEPTEMBER 30,   DECEMBER 31,
                            2004           2003
                        (UNAUDITED)
                        -------------   ------------
                               (000S OMITTED)
Refined products         $  746,535     $  686,483
Crude oil                   162,775        239,974
Materials and supplies       92,043         91,156
                         ----------     ----------
                         $1,001,353     $1,017,613
                         ==========     ==========

5.    RESTRICTED CASH

      CITGO issued $30 million of tax-exempt environmental facilities revenue bonds in June 2002 and $39 million in May 2003. The proceeds from these bonds are being used for spending on qualified projects at the Lemont and Corpus Christi refineries. Restricted cash of approximately $2 million at September 30, 2004 represents highly liquid investments held in trust accounts in accordance with these bond agreements. Funds may be released solely to finance the qualified capital expenditures as defined in the related bond agreements.

6.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

      Long-term debt consists of the following:

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    2004          2003
                                                                (UNAUDITED)
                                                                ------------   ------------
                                                                      (000S OMITTED)
Senior Secured Term Loan, due 2006 with variable interest rate  $         -    $   200,000

Senior Notes, $150 million face amount, due 2006 with
    interest rate of 7-7/8%                                         149,964        149,946

Senior Notes, $550 million face amount, due 2011 with
    interest rate of 11-3/8%                                        547,272        546,949

Private Placement Senior Notes, due 2004 to 2006 with an
    interest rate of 9.30%                                           34,091         34,091

Master Shelf Agreement Senior Notes, due 2006 to
    2009 with interest rates from 7.17% to 8.94%                    165,000        185,000

Tax-Exempt Bonds, due 2007 to 2031 with variable
    and fixed interest rates                                        394,281        332,478

Taxable Bonds, due 2028 with variable interest rate                       -         25,000
                                                                -----------    -----------

                                                                  1,290,608      1,473,464
Current portion of long-term debt                                   (11,364)       (31,364)
                                                                -----------    -----------
                                                                $ 1,279,244    $ 1,442,100
                                                                ===========    ===========

      CITGO has a $260 million unsecured revolving credit facility maturing in December 2005. There was no outstanding balance under this credit facility at September 30, 2004.

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

      In May 1996, CITGO issued $200 million aggregate principal amount of 7-7/8% unsecured senior notes due 2006. These notes were issued under a shelf-registration statement covering $600 million of debt securities that was filed with the Securities and Exchange Commission. Due to CITGO's credit ratings, the shelf registration statement is not presently available.

      Approximately $247 million of the outstanding tax-exempt bonds are supported by letters of credit issued by various banks. In February 2004, CITGO reissued $11.8 million of tax-exempt revenue bonds due 2007 which had been repurchased by the Company during 2003 due to lack of letter of credit support. In

      September 2004, CITGO reissued $25 million of tax-exempt revenue bonds due 2031 which had been repurchased by the Company during 2003 due to lack of letter of credit support.

      On May 3, 2004, CITGO issued $25 million of tax-exempt environmental revenue bonds due 2032 through a governmental issuer that refunded $25 million of taxable environmental revenue bonds due 2028 previously issued through that issuer. The tax-exempt bonds are supported by a letter of credit issued by a bank.

      Our various debt instruments require maintenance of a specified minimum net worth and impose restrictions on our ability to: incur additional debt unless we meet specified interest coverage and debt to capitalization ratios; place liens on our property, subject to specified exceptions; sell assets, subject to specified exceptions; make restricted payments, including dividends, repurchases of capital stock and specified investments; and merge, consolidate or transfer assets. Various of our debt agreements, including the agreements governing the Private Placement Senior Notes and the Master Shelf Agreement Senior Notes and the reimbursement agreements relating to various letters of credit that provide liquidity support for our tax-exempt bonds, contain provisions requiring that we equally and ratably secure those instruments if we issue secured debt other than as permitted by those instruments. CITGO is in compliance with its covenants under its debt financing arrangements at September 30, 2004.

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

      As of September 30, 2004, CITGO has a note receivable from LYONDELL-CITGO of $35 million. The note bears interest at market rates, which was approximately 1.8 percent at September 30, 2004. Principal and interest are due January 1, 2008. Accordingly, the note and related accrued interest are included in the balance sheet caption other assets, noncurrent, in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                     (000s omitted)
                                                 September 30,   December 31,
                                                    2004            2003
                                                 -------------   ------------
                                                  (Unaudited)
Carrying value of investment                     $  392,831       $  454,679
Notes receivable                                     35,278           35,278
Participation interest                                   41%              41%

Summary of LYONDELL-CITGO's financial position:
     Current assets                              $  409,000       $  316,000
     Non current assets                           1,271,000        1,321,000
     Current liabilities                            662,000          386,000
     Noncurrent liabilities                         814,000          828,000
     Partners' capital                              204,000          423,000

                                                       Nine Months Ended
                                                         September 30,
                                                 ---------------------------
                                                    2004             2003
                                                 ----------       ----------
                                                          (Unaudited)
Equity in net income                             $  133,910       $   56,552
Cash distribution received                          215,944          150,904

Summary of LYONDELL-CITGO's operating results:
     Revenue                                     $4,038,659       $3,117,794
     Gross profit                                   409,970          224,145
     Net income                                     341,292          155,360

      On May 21, 2004, LYONDELL-CITGO closed on a three-year, $550 million credit facility to replace its expiring $520 million credit facility. The new credit facility is comprised of a $450 million senior secured term loan and a $100 million senior secured revolver, both with an interest rate of the London Interbank Offered Rate ("LIBOR") plus 2.5 percent. The facility is secured by substantially all of the assets of LYONDELL-CITGO and contains covenants that require LYONDELL-CITGO to maintain specified financial ratios. In September 2004, LYONDELL-CITGO obtained an amendment to the new facility which reduces the interest rate to LIBOR plus 2 percent and eases certain financial covenants, including the debt to total capitalization ratio. There was no outstanding balance under the working capital revolving credit facility at September 30, 2004.

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

      CITGO, along with most of the other major oil companies, is a defendant in a number of federal and state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a gasoline additive. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek injunctive relief to abate the contamination. CITGO intends to defend all of the MTBE lawsuits vigorously. CITGO's MTBE litigation can be divided into two categories -- pre and post-September 30, 2003 litigation. In the six pre-September 30, 2003 cases, CITGO is defending itself in Madison County, Illinois state court and in two New York county state courts. In several of the New York cases, the judge on March 26, 2004, granted CITGO's Motion for Summary Judgment. As of early October 2004, settlements in principle had been reached in both Madison County, Illinois cases. There will be no effect on results of operations because the accrual for these cases was adequate. The post-September 30, 2003 cases were filed after new federal legislation was proposed that would have precluded plaintiffs from filing lawsuits based on the theory that gasoline with MTBE is a defective product. These approximately 60 cases, the majority of which were filed by municipal authorities, were removed to federal court and at the defendants' request consolidated in Multi-District Litigation ("MDL") 1358. On March 16, 2004, the judge in MDL 1358 denied the plaintiffs' motion to remand the cases to state court. The remaining New York state case has been removed to federal court and consolidated with the MDL 1358 cases and the judge has denied plaintiffs' motion to remand that case. It is not possible to estimate the loss or range of loss, if any, related to these cases.

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

      At September 30, 2004, CITGO's balance sheet included an accrual for lawsuits and claims of $24 million compared with $27 million at December 31, 2003. Unrelated to the reduction in the accrual, CITGO estimates that an additional loss of $17 million is reasonably possible in connection with such lawsuits and claims.

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

      In 1992, CITGO reached an agreement with the Louisiana Department of Environmental Quality ("LDEQ") to cease usage of certain surface impoundments at the Lake Charles refinery by 1994. The remediation commenced in December 1993. CITGO is complying with a June 2002 LDEQ administrative order about the development and implementation of a corrective action or closure plan. Based on currently available information and proposed remedial approach, CITGO currently anticipates closure and post-closure costs related to these surface impoundments and related solid waste management units to range from $32 million to $37 million in addition to the approximately $49 million already expended. CITGO and the former owner of the refinery are participating in the closure and sharing the related costs based on estimated contributions of waste and ownership periods.

      CITGO's Corpus Christi, Texas refinery is being investigated by state and federal agencies for alleged criminal violations of federal environmental statutes and regulations, including the CAA and the Migratory Bird Act. CITGO is cooperating with the investigation. CITGO believes that it has defenses to any such charges. At this time, CITGO cannot predict the outcome of or the amount or range of any potential loss that would ensue from any such charges.

      In June 1999, CITGO and numerous other industrial companies received notice from the United States Environmental Protection Agency ("U.S. EPA") that the U.S. EPA believes these companies have contributed to contamination in the Calcasieu Estuary, near Lake Charles, Louisiana and are potentially responsible parties ("PRPs") under CERCLA. The U.S. EPA made a demand for payment of its past investigation costs from CITGO and other PRPs and since 1999 has been conducting a remedial investigation/feasibility study ("RI/FS") under its CERCLA authority. While CITGO disagrees with many of the U.S. EPA's earlier allegations and conclusions, CITGO and other industrial companies signed in December 2003, a Cooperative Agreement with the LDEQ on issues relative to the Bayou D'Inde tributary section of the Calcasieu Estuary, and the companies are proceeding with a Feasibility Study Work Plan.

      CITGO will continue to deal separately with the LDEQ on issues relative to its refinery operations on another section of the Calcasieu Estuary. The Company still intends to contest this matter if necessary.

      In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries, electric utilities and other industrial sources modified air emission sources. Without admitting any violation CITGO reached a settlement with the United States and the states of Louisiana, Illinois, New Jersey, and Georgia. The settlement has been memorialized in a Consent Decree lodged in the District court for the Southern District of Texas on October 6, 2004. The Consent Decree requires the implementation of control equipment at CITGO's refineries and a Supplemental Environment Project at CITGO's Corpus Christi, Texas refinery. CITGO estimates that the costs of the settlement could range up to $325 million which includes a civil penalty of $3.6 million, split between the U.S. EPA and the states. CITGO accrued for the civil penalty during 2003. The capital costs will be incurred over a period of time, primarily between 2004 and 2009.

      In June 1999, an NOV was issued by the U.S. EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants regulations covering benzene emissions from wastewater treatment operations at CITGO's Lemont, Illinois refinery. CITGO is in settlement discussions with the U.S. EPA. This matter has been consolidated with the matters described in the previous paragraph.

      In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging violations of the Louisiana air quality regulations at CITGO's Lake Charles, Louisiana refinery during 2001. The majority of the alleged violations related to the leak detection and repair program. CITGO is in settlement discussions with the LDEQ. This matter has been consolidated with the matters described in the previous paragraph related to the U.S. EPA's enforcement initiative.

      In October 2004, the New Jersey Land Trust voted to reject the donation by CITGO of a conservation easement covering the 365 acre Petty's Island, which is located in the Delaware River in Pennsauken, New Jersey and owned by CITGO. Petty's Island contains a CITGO closed petroleum terminal and other industrial facilities, but it is also the habitat for endangered species like the bald eagle. The City of Pennsauken through a private developer wants to condemn Petty's Island through eminent domain and to redevelop Petty's Island into residential and commercial uses. The granting of the conservation easement would have mitigated the amount of remediation that CITGO would have to perform on Petty's Island. The ultimate outcome cannot be determined at this time.

      At September 30, 2004, CITGO's balance sheet included an environmental accrual of $65 million compared with $63 million at December 31, 2003. Results of operations reflect an increase in the accrual during 2004 due primarily to a revision of the Company's estimated share of costs related to two sites indicating higher costs offset in part, by spending on environmental projects. CITGO estimates that an additional loss of $36 million is reasonably possible in connection with environmental matters.

      Various regulatory authorities have the right to conduct, and from time to time do conduct, environmental compliance audits or inspections of CITGO and its subsidiaries' facilities and operations. Those compliance audits or inspections have the potential to reveal matters that those authorities believe represent non-compliance in one or more respects with regulatory requirements and for which those authorities may seek corrective actions and/or penalties in an administrative or judicial proceeding. Based upon current information, CITGO does not believe that any such prior compliance audit or inspection or any resulting proceeding will have a material adverse effect on its future business and operating results, other than matters described above.

      Conditions which require additional expenditures may exist with respect to CITGO's various sites including, but not limited to, its operating refinery complexes, former refinery sites, service stations and crude oil and petroleum product storage terminals. Based on currently available information, CITGO cannot determine the amount of any such future expenditures.

      DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of September 30, 2004, CITGO's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options and over-the-counter swaps. At September 30, 2004, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $25 million and $22 million, respectively, related to the fair values of open commodity derivatives.

      CITGO has also entered into various interest rate swaps to manage the Company's risk related to interest rate changes on its debt. The fair value of the interest rate swap agreements in place at September 30, 2004, based on the estimated amount that the Company would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $1 million, the offset of which is recorded in the balance sheet caption other current liabilities. In connection with the determination of fair market value, the Company considered the creditworthiness of the counterparties, but no adjustment was determined to be necessary as a result.

      GUARANTEES - As of September 30, 2004, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an equity investment, bank debt of customers, customer debt related to the acquisition of marketing equipment and financing debt incurred by an equity investment as shown in the following table:

                                                     Expiration
                                                        Date
                                                     ----------
                                     (000s omitted)
Letters of credit                        $32,981      2004-2005
Bank debt
     Equity investment                     5,500        none
     Customers                             1,729        2006
Financing debt of customers
     Customer equipment acquisition          389      2004-2007
     Equipment acquisition - NISCO        10,047        2008
                                         -------
     Total                               $50,646
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

9.    RELATED PARTY TRANSACTIONS

      CITGO purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. CITGO and PDVSA are evaluating possible changes to certain provisions and conditions of these supply agreements, including the pricing mechanisms, volumes and term. If PDVSA and CITGO determine to pursue these changes and are able to successfully negotiate any related amendments to the supply agreements, the effectiveness of these amendments may require the consent of some of the holders of CITGO's outstanding debt.

      These crude supply agreements contain force majeure provisions that excuse the performance by either party of its obligations under the agreement under specified circumstances.

      Three affiliates entered into agreements to advance excess cash to the Company from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875% payable quarterly. At September 30, 2004 and December 31, 2003, there was no outstanding balance on these notes.

10.   EMPLOYEE BENEFIT PLANS

      COMPONENTS OF NET PERIODIC BENEFIT COST

            For the three months ended September 30:

                                          PENSION BENEFITS       OTHER BENEFITS
                                         -------------------   -------------------
                                          2004       2003        2004       2003
                                                      (000S OMITTED)
Service cost                             $  5,743   $  4,975   $  2,285   $  2,200
Interest cost                               7,954      7,332      5,767      5,556
Expected return on plan assets             (7,285)    (6,563)       (18)       (18)
Amortization of Transition Asset              (12)       (38)         -          -
Amortization of prior service cost           (193)      (192)      (130)         -
Amortization of net loss                      818        806      4,911     12,537
                                         --------   --------   --------   --------
Net periodic benefit cost                $  7,025   $  6,320   $ 12,815   $ 20,275
                                         ========   ========   ========   ========

            For the nine months ended September 30:

                                          PENSION BENEFITS       OTHER BENEFITS
                                         -------------------   -------------------
                                          2004       2003        2004       2003
                                                      (000S OMITTED)
Service cost                             $ 17,229   $ 14,925   $  6,855   $  6,600
Interest cost                              23,862     21,996     17,301     16,668
Expected return on plan assets            (21,855)   (19,689)       (54)       (54)
Amortization of Transition Asset              (36)      (114)         -          -
Amortization of prior service cost           (579)      (576)      (390)         -
Amortization of net (gain) loss             2,454      2,418     14,734     37,611
                                         --------   --------   --------   --------
Net periodic benefit cost                $ 21,075   $ 18,960   $ 38,446   $ 60,825
                                         ========   ========   ========   ========

      EFFECT OF RECENT LEGISLATION ON OTHER BENEFITS COST

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Reform") was signed into law. Medicare Reform introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB Staff issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The Staff Position permits a sponsor to report the effects of Medicare Reform prospectively in the third quarter of 2004 or retrospectively to the measurement date following enactment of the legislation. CITGO has chosen to use the retrospective method to reflect Medicare Reform as of January 1, 2004. The effect of this legislation at that date was to reduce the benefit obligation by approximately $40 million. The service cost and interest cost components of that reduction total approximately $3 million. Under CITGO's accounting policy for recognizing actuarial gains, net periodic benefit cost for the third quarter and nine months ended September 30, 2004 have been reduced $10 million and $30 million, respectively, related to this actuarial gain.

      EMPLOYER CONTRIBUTIONS

      CITGO previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $58 million to its pension plan in 2004. Through October 15, 2004, CITGO has contributed approximately $41 million to its pension plan in 2004.

11.   CORPORATE HEADQUARTERS RELOCATION

      In April 2004, CITGO announced its strategic decision to move its corporate headquarters from Tulsa, Oklahoma to Houston, Texas. The transfer of approximately 700 positions from a total of approximately 1,000 positions in Tulsa began in August 2004. At September 30, 2004, 106 positions have been transferred. The relocation is expected to be complete in July 2005.

                                    Expected    Amount       Cumulative
                                     Total     Incurred        Amount
                                     Amount   this Quarter    Incurred
                                    --------  ------------   ----------
                                             ($ in millions)
Relocation costs                     $ 27         $   7        $   7
Severance and related costs            21             3            3
Property and infrastructure costs      33             1            1
                                     ----         -----        -----
     Total                           $ 81         $  11        $  11
                                     ====         =====        =====


      Relocation costs and severance and related costs are included in CITGO's condensed consolidated statement of income and comprehensive income as a component of the caption selling, general and administrative expense. An accrual of $2 million related to relocation costs is included in CITGO's condensed consolidated balance sheet as a component of the caption current liabilities other. Costs related to property and infrastructure are included in CITGO's condensed consolidated balance sheet as a component of the caption property, plant and equipment.

      CITGO expects to spend approximately $36 million in the fourth quarter of 2004 related to this relocation.

12.   SUBSEQUENT EVENT

      On October 22, 2004, CITGO issued $250 million of 6% unsecured senior notes due October 15, 2011. In connection with this transaction, CITGO repurchased approximately $540 million principal amount of its 11-3/8% senior notes due 2011 as part of a tender offer for such notes. CITGO will record, as charges to interest expense in the fourth quarter of 2004, a $121.9 million tender premium, $10.6 million unamortized fees and $2.7 million unamortized discounts. As a result of this transaction, CITGO's weighted average cost of fixed rate borrowing was reduced from 8.8% to 6.7%.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            This discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report.

            We generated net income of $205.0 million on total revenue of $9.0 billion in the quarter ended September 30, 2004 compared to net income of $102.9 million on total revenue of $6.5 billion (which included $2 million in insurance recoveries) for the same period last year. We generated net income of $430.3 million on total revenue of $23.8 billion in the nine months ended September 30, 2004 compared to net income of $351.4 million on total revenue of $19.1 billion (which included $146 million in insurance recoveries) for the same period in 2003. (See "Gross margin").

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

RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED       INCREASE        NINE MONTHS ENDED       INCREASE
                                                        SEPTEMBER 30,        (DECREASE)          SEPTEMBER 30,       (DECREASE)
                                                      2004       2003         FROM 2003        2004        2003       FROM 2003
                                                   ---------- ----------- ---------------- ------------ ---------- ---------------
(DOLLARS IN MILLIONS)
Net sales                                          $    8,749 $     6,431 $      2,318     $     23,293 $   18,595 $   4,698
Sales to affiliates                                       130          72           58              307        304         3
                                                   ---------- ----------- ------------     ------------ ---------- ---------
                                                        8,879       6,503        2,376 37%       23,600     18,899     4,701   25%
                                                   ---------- ----------- ------------     ------------ ---------- ---------
Equity in earnings of affiliates                           71          35           36              166         80        86
Insurance recoveries                                        -           2           (2)               -        146      (146)
Other income (expense), net                                 2           1            1                2         17       (15)
                                                   ---------- ----------- ------------     ------------ ---------- ---------
                                                        8,952       6,541        2,411 37%       23,768     19,142     4,626   24%
                                                   ---------- ----------- ------------     ------------ ---------- ---------

Cost of sales and operating expenses                    8,532       6,267        2,265           22,793     18,284     4,509
Selling, general and administrative expense                78          81           (3)             219        218         1
Interest expense, excluding capital lease                  29          31           (2)              99         87        12
Capital lease interest charge                               1           1            -                2          4        (2)
                                                   ---------- ----------- ------------     ------------ ---------- ---------
                                                        8,640       6,380        2,260 35%       23,113     18,593     4,520   24%
                                                   ---------- ----------- ------------     ------------ ---------- ---------

Income before income taxes                                312         161          151              655        549       106
Income taxes                                              107          58           49              225        198        27
                                                   ---------- ----------- ------------     ------------ ---------- ---------
Net income                                         $      205 $       103 $        102 99% $        430 $      351 $      79   23%
                                                   ========== =========== ============     ============ ========== =========

Gulf Coast 3/2/1 crack spread ($ per bbl) (1)      $     6.16 $      5.21 $       0.95 18% $       7.12 $     4.75 $    2.37   50%
Average price per gallon of gasoline (2)           $     1.28 $      0.98 $       0.30 31% $       1.22 $     0.95 $    0.27   28%
Average cost per barrel of crude oil (3)           $    37.46 $     26.76 $      10.70 40% $      34.45 $    27.15 $    7.30   27%

----------
(1) The Gulf Coast 3/2/1 crack spread is the value of two-thirds barrel of gasoline plus one-third barrel of distillate minus one barrel of crude (West Texas Intermediate or "WTI"). Heavy crude refiners also evaluate the light /heavy crude spread (WTI minus Maya). The sum of these benchmarks is the heavy crack spread. During the third quarter of 2004, the heavy crack spread was $17.91 per barrel versus $11.00 per barrel during the third quarter of 2003. The values used to calculate the Gulf Coast 3/2/1 crack spread and the heavy crack spread are obtained from Platts using an average of daily prices for the three-month and nine-month periods ended September 30, 2004 (excluding weekends and holidays).

(2) The average price per gallon of gasoline is based on CITGO gasoline sales revenue divided by CITGO gasoline sales volume. See the "CITGO Sales Revenues and Volumes" table that follows.

(3) The average cost per barrel of crude oil is based on CITGO's crude oil cost divided by CITGO refinery crude inputs. See the "CITGO Cost of Sales and Operating Expenses" table that follows.

            Sales revenues and volumes. Sales increased $2.4 billion, or approximately 37%, in the three-month period ended September 30, 2004 as compared to the same period in 2003. This increase was primarily due to an increase in average sales price of 36%. Sales increased $4.7 billion, or approximately 25% in the nine-month period ended September 30, 2004 as compared to the same period in 2003. This increase was almost entirely due to an increase in average sales price of 26%. The following table summarizes the sources of our sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 2004 and 2003:

                                       CITGO SALES REVENUES AND VOLUMES

                                         THREE MONTHS     NINE MONTHS      THREE MONTHS     NINE MONTHS
                                           ENDED            ENDED             ENDED            ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                        --------------  ----------------  -------------   ----------------
                                         2004    2003    2004     2003     2004    2003     2004     2003
                                        ------  ------  -------  -------  ------  -----   -------   ------
                                                ($ in millions)                (Gallons in millions)
Gasoline                                $4,866  $3,831  $13,303  $10,727  3,791   3,918    10,889   11,272
Jet fuel                                   692     513    1,882    1,451    564     640     1,736    1,734
Diesel/#2 fuel                           1,773   1,173    4,594    4,043  1,488   1,479     4,396    4,762
Asphalt                                    334     238      723      514    422     331       983      689
Petrochemicals and industrial products   1,012     570    2,503    1,653    789     662     2,214    1,915
Lubricants and waxes                       188     157      517      448     77      67       214      194
                                        ------  ------  -------  -------  -----   -----    ------   ------
   Total refined product sales           8,865   6,482   23,522   18,836  7,131   7,097    20,432   20,566
Other sales                                 14      20       78       63
                                        ------  ------  -------  -------  -----   -----    ------   ------
   Total sales                          $8,879  $6,502  $23,600  $18,899  7,131   7,097    20,432   20,566
                                        ======  ======  =======  =======  =====   =====    ======   ======

            Equity in earnings of affiliates. The table below shows the changes during the three months and nine months ended September 30, 2004 compared to the same periods in 2003 in the equity in earnings of affiliates. The increase in LYONDELL-CITGO's earnings in the third quarter and the first nine months of 2004 as compared to the same periods in 2003 was due primarily to higher margins on crude oil refining and aromatics. LYONDELL-CITGO also benefited from higher crude processing rates in the first nine months of 2004 as compared to the same period in 2003.

                               THREE MONTHS                NINE MONTHS
                                  ENDED                       ENDED
                               SEPTEMBER 30,   INCREASE    SEPTEMBER 30,   INCREASE
                              --------------   (DECREASE)  -------------   (DECREASE)
                              2004      2003   OVER 2003   2004     2003   OVER 2003
                              ----      ----   ---------   ----     ----   ---------
                                               ($ in millions)
LYONDELL-CITGO              $      58  $  26      $   32  $   134  $  57   $  77
Pipeline investments               10     10           -       29     26       3
Other                               3     (1)          4        3     (3)      6
                            ---------  -----      ------  -------  -----   -----
   Total                    $      71  $  35      $   36  $   166  $  80   $  86
                            =========  =====      ======  =======  =====   =====

            Cost of sales and operating expenses. The following table summarizes our cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 2004 and 2003:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                               ------------------  ---------------------
                                                2004      2003      2004          2003
                                                ----      ----      ----          ----
                                                          ($ in millions)
Crude oil                                      $ 2,502   $ 1,724   $  6,417   $    5,110
Refined products                                 4,749     3,577     12,830       10,409
Intermediate feedstocks                            739       481      1,991        1,420
Refining and manufacturing costs                   378       323      1,123          963
Other operating costs and expenses                 164       162        432          382
                                               -------   -------   --------   ----------
  Total cost of sales and operating expenses   $ 8,532   $ 6,267   $ 22,793   $   18,284
                                               =======   =======   ========   ==========

            We purchase refined products to supplement the production from our refineries in order to meet marketing demands and to optimize distribution. Refined product purchases represented 56% and 57% of total cost of sales and operating expenses for the third quarter of 2004 and 2003, respectively, and 56% and 57% of total cost of sales for the nine month periods ended September 30, 2004 and 2003, respectively. Margins on purchased products, on average, are lower than margins on refinery produced products because refinery produced products benefit from the whole supply chain upgrade and purchased refined products do not. However, purchased products are not segregated from our produced products and margins may vary due to market conditions and other factors beyond our control. In the near term, other than normal refinery turnaround maintenance, we do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond our control which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

            Gross margin. Gross margin increased approximately 1.6 cents per gallon in the quarter ended September 30, 2004 compared to the same period in 2003 and one cent per gallon in the nine months ended September 30, 2004 compared to the same period in 2003. Gross margin for the quarter ended September 30, 2004 was approximately 4.9 cents per gallon compared to gross margin of approximately 3.3 cents per gallon for the same period in 2003. Gross margin for the nine months ended September 30, 2004 was approximately 4.0 cents per gallon compared to the gross margin of approximately 3.0 cents per gallon for the same period in 2003.

            Revenue per gallon for the third quarter 2004 increased approximately 36% compared to the third quarter 2003 and increased approximately 26% for the first nine months of 2004 compared to the first nine months of 2003. Cost of sales and operating expenses per gallon for the quarter ended September 30, 2004 increased approximately 35% compared to the same period in 2003 and for the nine months ended September 30, 2004 increased approximately 25% compared to the same period in 2003.

            A change in the price of crude oil, feedstocks and blending products generally results in a corresponding change in the sales price of refined products. The impact of changes in crude oil and feedstock prices on our consolidated income before taxes depends, in part, on how quickly refined product prices are adjusted to reflect these changes in feedstock costs.

            Our 48% increase in gross margin for the third quarter of 2004 versus the third quarter of 2003 compares to the 63% increase in the industry heavy crack spread over the same period. Gross margin for the nine months ended September 30, 2004 increased 33% over the same period for 2003. Although industry heavy crack spreads during the first nine months of 2004 were 47% higher than 2003, we did not capture the full benefit of improved industry margins in the nine months ended September 30, 2004 due to the heavy turnaround activities at our fuels refineries during the first quarter of 2004.

            Selling, general and administrative expenses. Selling, general and administrative expenses decreased $3 million, or 4% from $81 million in the third quarter of 2003 to $78 million in the third quarter of 2004. Selling, general and administrative expenses increased $1 million, from $218 million in the first nine months of 2003 to $219 million in the first nine months of 2004.

            Interest expense. Interest expense, including capital lease interest charge, decreased $2 million in the three-month period ended September 30, 2004 as compared to the same period in 2003 and increased $10 million in the nine-month period ended September 30, 2004 as compared to the same period in 2003. The decrease in interest expense for the quarter is due to the retirement of the senior secured term loan during the second quarter of 2004. The increase in the nine-month period ended September 30, 2004 was primarily due to the net increase in the average outstanding debt balance and higher overall interest rates resulting from the issuance in February 2003 of the $550 million 11-3/8% senior notes and the closing of the $200 million secured term loan which was based on a floating rate. In addition, a $4 million prepayment penalty, included in interest expense, was paid in the second quarter of 2004 in connection with the early retirement of the senior secured term loan.

LIQUIDITY AND CAPITAL RESOURCES

            The following summarizes cash flows during the nine-month periods ended September 30, 2004 and 2003:

                                             Nine Months Ended
                                               September 30,
                                            -------------------
                                              2004       2003
                                              ----       ----
                                             ($ in millions)
Net cash provided by/(used in):
   Operating activities                     $   697    $   846
   Investing activities                     $  (242)   $  (332)
   Financing activities                     $  (187)   $  (416)

Cash Provided by Operating Activities

         Consolidated net cash provided by operating activities totaled approximately $697 million for the nine-month period ended September 30, 2004. Operating cash flows were derived primarily from net income of $430 million, depreciation and amortization of $270 million, distributions in excess of equity in earnings of affiliates of $76 million, decrease in deferred taxes of $4 million, and changes in operating assets and liabilities of $(92) million. The more significant changes in operating assets and liabilities include an increase in notes and accounts receivable and an increase in noncurrent assets offset, in part, by an increase in current liabilities and an increase in income taxes payable.

Cash Used in Investing Activities

            Net cash used in investing activities in the nine month period ended September 30, 2004 totaled $243 million consisting primarily of capital expenditures of $227 million. These capital expenditures consisted of:

                                             Nine Months Ended
                                             September 30, 2004
                                             ------------------
                                              ($ in millions)
Regulatory requirements                            $  76
Maintenance capital projects                          64
Strategic capital expenditures                        87
                                                   -----
   Total capital expenditures                      $ 227
                                                   =====

            See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in our Form 10-K for the year ended December 31, 2003 for additional information concerning projected capital expenditures.

Cash Used in Financing Activities

            Net cash used in financing activities totaled $187 million for the nine-month period ended September 30, 2004, consisting primarily of the early retirement of the senior secured term loan of $200 million, the payment of $20 million on master shelf agreement notes and $25 million on taxable bonds. These payments were offset by proceeds of approximately $62 million from the issuance of tax-exempt bonds.

            As of September 30, 2004, capital resources available to us included cash on hand totaling $470 million generated by operations and other sources, and available borrowing capacity under our committed bank facilities of $256 million.

            On October 22, 2004, we issued $250 million aggregate principal amount of our 6% unsecured senior notes due October 15, 2011. On that date, we used the net proceeds from that note issue, together with cash on hand, to repurchase approximately $540 million aggregate principal amount of our 11-3/8% senior notes due 2011 that had been tendered to us in accordance with a tender offer we made for those notes. We also received the necessary consents of the holders of those notes to amend the indenture governing those notes to remove substantially all of the restrictive covenants and specified events of default. CITGO will record, as charges to interest expense in the fourth quarter of 2004, a $121.9 million tender premium, $10.6 million unamortized fees and $2.7 million unamortized discounts. However, this transaction will reduce annual interest expense by approximately $50 million and our weighted average cost of fixed rate borrowing was reduced from 8.8% to 6.7%. In addition, this transaction removes the restrictive covenants provided for in the $550 million 11-3/8% senior notes.

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

            We are in compliance with the covenants under our debt financing arrangements at September 30, 2004.

            Upon the occurrence of a change of control of our Company, as defined in the indenture governing our 6% senior notes due 2011, coupled with a rating decline on these notes, the holders of those notes have the right to require us to repurchase them at a price equal to 101% of the principal amount plus accrued interest. In addition, our bank credit agreements and the reimbursement agreements governing various of the letters of credit issued to provide liquidity support for our tax-exempt bonds provide that, unless lenders holding two-thirds of the commitments thereunder otherwise agree, a change in control of our Company, as defined in those agreements, will constitute a default under those credit agreements.

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

            Three of our affiliates entered into agreements to advance excess cash to us from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, $30 million from PDV America and $10 million from PDV Holding. At September 30, 2004 and December 31, 2003, there was no outstanding balance on these notes.

            Our debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

                                       Unsecured
                                       ---------
Moody's Investor's Services              Ba2
Standard & Poor's Ratings Group          BB
Fitch Investors Services, Inc.           BB

            On February 28, 2003, we established an accounts receivable sales facility. This facility allows the non-recourse sale of specified accounts receivable to independent third parties. A maximum of $275 million in accounts receivable may be sold at any one time. As of September 30, 2004, no receivables had been sold under this facility.

            Our debt instruments do not contain any covenants that trigger increased costs or burdens as a result of an adverse change in our securities ratings. However, certain of our guarantee agreements, which support approximately $33 million letters of credit of PDV Texas, an affiliate, require us to cash collateralize the applicable letters of credit upon a reduction of our credit rating below a stated level.

            We believe that we have adequate liquidity from existing sources to support our operations for the foreseeable future.

NEW ACCOUNTING STANDARDS

            In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The applicable provisions of FIN 46R had no impact on financial position or results of operations for the nine-month period ended September 30, 2004 and CITGO expects that the application of FIN 46R will not have a material impact on its financial position or results of operations in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at September 30, 2004, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. As of September 30, 2004, CITGO's total crude and refined products inventory was 46 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 1.5 million barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives, with initial terms of 90 days or greater and notional amounts of $25 million or greater. At September 30, 2004 none of the Company's commodity derivatives were accounted for as hedges.

                              NON TRADING COMMODITY DERIVATIVES
                              OPEN POSITIONS AT SEPTEMBER 30, 2004

                                                     MATURITY   NUMBER OF     CONTRACT     MARKET
   COMMODITY                 DERIVATIVE                DATE     CONTRACTS      VALUE       VALUE(3)
   ---------                 ----------              --------   -----------   --------     --------
                                                                Long/(Short)    Asset/(Liability)
                                                                              ----------------------
                                                                                 ($ in millions)
No Lead Gasoline (1)  Listed Put Options Purchased     2004          225      $      -     $      -
                      Listed Put Options Sold          2004         (450)     $      -     $      -
                      Listed Call Options Purchased    2004          200      $      -     $      -
                      Forward Purchase Contracts       2004        3,967      $  216.3     $  216.8
                      Forward Sales Contracts          2004       (2,365)     $ (131.7)    $ (132.2)

Distillates (1)       Futures Purchased                2004          938      $   45.0     $   54.6
                      Futures Purchased                2005        1,159      $   52.7     $   63.5
                      Futures Sold                     2004         (150)     $   (8.0)    $   (8.7)
                      Forward Purchase Contracts       2004        1,352      $   78.2     $   80.2
                      Forward Sale Contracts           2004       (2,521)     $ (133.3)    $ (143.5)
                      Forward Sale Contracts           2005       (1,153)     $  (54.9)    $  (64.4)

Crude Oil (1)         Listed Put Options Purchased     2004          600      $      -     $    0.3
                      Listed Put Options Sold          2004         (400)     $      -     $      -
                      Forward Purchase Contracts       2004          336      $   13.4     $   14.1
                      Forward Sale Contracts           2004         (270)     $  (12.5)    $  (13.4)

Natural Gas (2)       Futures Purchased                2004           24      $    1.5     $    1.7
                      Listed Call Options Purchased    2004          100      $      -     $      -
                      Listed Put Options Sold          2004         (100)     $      -     $      -

----------
(1) Thousands of barrels

(2) Ten-thousands of mmbtu

(3) Based on actively quoted prices.

                       NON TRADING COMMODITY DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 2003

                                                             MATURITY   NUMBER OF    CONTRACT     MARKET
   COMMODITY                 DERIVATIVE                        DATE     CONTRACTS     VALUE       VALUE(4)
   ---------                 ----------                      --------  ------------  --------     --------
                                                                       Long/(Short)    Asset/(Liability)
                                                                       ------------  ----------------------
                                                                                        ($ in millions)
No Lead Gasoline (1)  Futures Purchased                       2003          452      $    14.8   $    15.3
                      Futures Sold                            2003         (450)     $   (14.7)  $   (15.2)
                      Forward Purchase Contracts              2003        6,745      $   223.8   $   223.1
                      Forward Sale Contracts                  2003       (5,203)     $  (174.3)  $  (171.1)

Distillates (1)       Futures Purchased                       2003        1,551      $    49.9   $    51.8
                      Futures Purchased                       2004        1,457      $    45.5   $    47.3
                      Futures Sold                            2003          (75)     $    (2.5)  $    (2.5)
                      OTC Call Options Purchased              2003           12      $       -   $       -
                      OTC Put Options Purchased               2003           12      $       -   $     0.1
                      OTC Call Options Sold                   2003          (12)     $       -   $    (0.1)
                      OTC Put Options Sold                    2003          (12)     $       -   $       -
                      OTC Swaps (Pay Fixed/Receive Float)(3)  2003            3      $       -   $       -
                      Forward Purchase Contracts              2003          675      $    21.2   $    21.8
                      Forward Sale Contracts                  2003         (965)     $   (31.4)  $   (31.9)

Crude Oil (1)         OTC Swaps (Pay Fixed/Receive Float)(3)  2003          900      $       -   $     0.1
                      OTC Swaps (Pay Float/Receive Fixed)(3)  2003       (1,100)     $       -   $     0.2
                      Forward Purchase Contracts              2003        1,550      $    40.2   $    43.0
                      Forward Sale Contracts                  2003       (1,032)     $   (28.3)  $   (29.9)

Natural Gas (2)       Listed Call Options Purchased           2003          100      $       -   $       -
                      Listed Put Options Sold                 2003         (100)     $       -   $       -


----------
(1) Thousands of barrels

(2) Ten-thousands of mmbtu

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4) Based on actively quoted prices.

            Debt Related Instruments. We have fixed and floating U.S. currency denominated debt. We use interest rate swaps to manage our debt portfolio toward a benchmark of 40 to 70 percent fixed rate debt to total fixed and floating rate debt. These instruments have the effect of changing the interest rate with the objective of minimizing our long-term costs. At September 30, 2004 and 2003, our primary exposures were to LIBOR and floating rates on tax exempt bonds.

            For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                     NON TRADING INTEREST RATE DERIVATIVES
                 OPEN POSITIONS AT SEPTEMBER 30, 2004 AND 2003

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
                                                     ----
                                                     $ 42
                                                     ====

            Changes in the fair value of these agreements are recorded in other income (expense). The fair value of the interest rate swap agreements in place at September 30, 2004, based on the estimated amount that we would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of $1 million, the offset of which is recorded in the balance sheet caption other current liabilities.

         For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT SEPTEMBER 30, 2004

                                                                      EXPECTED
                         FIXED        AVERAGE FIXED    VARIABLE   AVERAGE VARIABLE
EXPECTED MATURITIES    RATE DEBT      INTEREST RATE    RATE DEBT   INTEREST RATE
-------------------  ---------------  ---------------  ---------  ----------------
                     ($ in millions)                ($ in millions)
      2004             $       11         9.30%          $   -           -
      2005                     11         9.30%              -           -
      2006                    201         8.10%              -           -
      2007                     50         8.94%             12        5.58%
      2008                     25         7.17%             20        5.86%
   Thereafter                 745        10.40%            215        7.08%
                       ----------        -----           -----        ----
     Total             $    1,043         9.79%          $ 247        6.91%
                       ==========        =====           =====        ====
   Fair Value          $    1,229                        $ 247
                       ==========                        =====

                                DEBT OBLIGATIONS
                             AT SEPTEMBER 30, 2003

                                                                    EXPECTED
                         FIXED        AVERAGE FIXED    VARIABLE   AVERAGE VARIABLE
EXPECTED MATURITIES    RATE DEBT      INTEREST RATE    RATE DEBT  INTEREST RATE
-------------------  ---------------  ---------------  ---------  ----------------
                     ($ in millions)                ($ in millions)
      2003             $      11          9.30%         $   -            -
      2004                    31          8.02%             -            -
      2005                    11          9.30%             -            -
      2006                   201          8.10%           200         7.41%
      2007                    50          8.94%             -            -
   Thereafter                770         10.30%           178         9.39%
                       ---------         -----          -----         ----
     Total             $   1,074          9.74%         $ 378         8.34%
                       =========         =====          =====         ====
   Fair Value          $   1,166                        $ 378
                       =========                        =====

ITEM 4.  CONTROLS AND PROCEDURES

            During the third quarter of 2004, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, the Company does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

            Accordingly, as of September 30, 2004, these officers (principal executive officer and principal financial officer) concluded that the Company's disclosure controls and procedures were effective to accomplish their objectives.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            The required information is incorporated by reference into Part II of this Report from the information under the subheadings "Litigation and Injury Claims" and "Environmental Compliance and Remediation" in Note 8 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.

ITEM 6. EXHIBITS

        a)   Exhibits

             Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed by the following officers:

             31.1  Filed by Luis Marin, President and Chief Executive
                   Officer.

             31.2 Filed by Larry E. Krieg, Vice President Finance (chief financial officer).

             Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed by the following officers:

             32.1  Filed by Luis Marin, President and Chief Executive
                   Officer.

             32.2 Filed by Larry E. Krieg, Vice President Finance (chief financial officer).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CITGO PETROLEUM CORPORATION

Date: November 8, 2004                     /s/     Larry E. Krieg
                                           ----------------------------------
                                                   Larry E. Krieg
                                                Vice President Finance
                                             (principal financial officer)

                                 EXHIBIT INDEX

Exhibits                           Description
--------                           -----------
31.1        Filed by Luis Marin, President and Chief Executive Officer.

31.2 Filed by Larry E. Krieg, Vice President Finance (chief financial officer).

32.1        Filed by Luis Marin, President and Chief Executive Officer.

32.2 Filed by Larry E. Krieg, Vice President Finance (chief financial officer).