Form 10-K
period 2004-12-31
CITGO PETROLEUM CORP
filed 2005-03-31
CIK 1011746

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

         For the transition period from _____________ to ______________

                         COMMISSION FILE NUMBER 1-14380

                           CITGO PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      73-1173881
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   1293 ELDRIDGE PARKWAY, HOUSTON, TEXAS 77077
               (Address of principal executive office) (Zip Code)

                                 (832) 486-4000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004: NONE

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                               1,000
-----------------------------                 ----------------------------------
           (Class)                            (outstanding at February 28, 2005)

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

CITGO PETROLEUM CORPORATION

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

                                                                                                 PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS..................................................     1

PART I.

Items 1. and 2. Business and Properties.......................................................     2
Item 3.   Legal Proceedings...................................................................    16
Item 4.   Submission of Matters to a Vote of Security Holders.................................    17

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............    18
Item 6.   Selected Financial Data.............................................................    19
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................................    20
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........................    37
Item 8.   Financial Statements and Supplementary Data.........................................    41
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..........................................................................    42
Item 9A.  Controls and Procedures.............................................................    42
Item 9B.  Other Information...................................................................    42

PART III.

Item 10.  Directors and Executive Officers of the Registrant..................................    43
Item 11.  Executive Compensation..............................................................    43
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................    43
Item 13.  Certain Relationships and Related Transactions......................................    44
Item 14.  Principal Accountant Fees and Services..............................................    45

PART IV.

Item 15.  Exhibits and Financial Statement Schedules..........................................    46

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

      CITGO purchases approximately one-half of its crude oil requirements from Petroleos de Venezuela, S.A. (as defined herein), its ultimate parent corporation, under long-term supply agreements and spot purchases. The table on page 8 shows the history of deliveries of crude oil from PDVSA over the past three years and can be compared to contract volume deliveries shown on page 9.

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

REFINING

      CITGO's aggregate net interest in rated crude oil refining capacity is 865 thousand barrels per day ("MBPD"). The following table shows the capacity of each refinery in which CITGO holds an interest and CITGO's share of such capacity as of December 31, 2004.

                             CITGO REFINING CAPACITY

                                                           TOTAL         NET
                                                           RATED        CITGO        SOLOMON
                                                           CRUDE       OWNERSHIP     PROCESS
                                                CITGO     REFINING    IN REFINING   COMPLEXITY
                                 OWNER         INTEREST   CAPACITY     CAPACITY       RATING
                                 -----         --------   --------    -----------   ----------
                                                 (%)       (MBPD)       (MBPD)
LOCATION
   Lake Charles, LA              CITGO           100         320          320          18.2
   Corpus Christi, TX            CITGO           100         157          157          16.5
   Lemont, IL                    CITGO           100         167          167          11.7
   Paulsboro, NJ                 CITGO           100          84           84             -
   Savannah, GA                  CITGO           100          28           28             -
                                                           -----          ---
   CITGO Wholly owned                                        756          756

   Houston, TX               LYONDELL-CITGO       41         265          109          15.5
                                                           -----          ---

     Total Rated Crude Refining Capacity                   1,021          865
                                                           =====          ===

      The Lake Charles, Corpus Christi and Lemont refineries and the Houston refinery each have the capability to process large volumes of heavy crude oil into a flexible slate of refined products. They have Solomon Process Complexity Ratings of 18.2, 16.5, 11.7 and 15.5, respectively, as compared to an average of
14.0 for U.S. refineries in the most recently available Solomon Associates, Inc. survey. The rating is an industry measure of a refinery's ability to produce higher value products from a lower value feedstock, with a higher rating indicating a greater capability to produce such products from such feedstocks.

         The following table shows CITGO's aggregate interest in refining capacity, refinery input, and product yield for the three years ended December 31, 2004.

                          CITGO REFINERY PRODUCTION (1)

                                                               YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                      2004                 2003             2002
                                                 ---------------       ------------     ------------
                                                        (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END        865                   865              865
Refinery Input
  Crude oil                                      796          84%      801       84%    674       84%
  Other feedstocks                               155          16%      152       16%    131       16%
                                                 ---         ---       ---      ---     ---      ---
    Total                                        951         100%      953      100%    805      100%
                                                 ===         ===       ===      ===     ===      ===

Product Yield
  Light fuels
    Gasoline                                     404          42%      414       43%    379       46%
    Jet fuel                                      71           7%       75        8%     76        9%
    Diesel/#2 fuel                               188          20%      193       20%    153       19%
  Asp halt                                        52           5%       43        4%     16        2%
  Petrochemicals and industrial products         246          26%      241       25%    194       24%
                                                 ---         ---       ---      ---     ---      ---
    Total                                        961         100%      966      100%    818      100%
                                                 ===         ===       ===      ===     ===      ===

UTILIZATION OF RATED CRUDE REFINING CAPACITY                  92%                93%              78%

----------
(1) Includes 41.25% of the Houston refinery production.

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

      The following table shows the rated refining capacity, refinery input and product yield at the Lake Charles refinery for the three years ended December 31, 2004.

                        LAKE CHARLES REFINERY PRODUCTION

                                                             YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                      2004           2003             2002
                                                  -----------     -----------     ------------
                                                     (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END         320             320             320
Refinery Input
  Crude oil                                       309      88%    313      85%    320       92%
  Other feedstocks                                 42      12%     56      15%     28        8%
                                                  ---     ---     ---     ---     ---      ---
    Total                                         351     100%    369     100%    348      100%
                                                  ===     ===     ===     ===     ===      ===

Product Yield
  Light fuels
    Gasoline                                      177      49%    179      47%    184       51%
    Jet fuel                                       64      18%     67      18%     68       19%
    Diesel/#2 fuel                                 53      15%     55      15%     45       13%
  Petrochemicals and industrial products           64      18%     77      20%     60       17%
                                                  ---     ---     ---     ---     ---      ---
    Total                                         358     100%    378     100%    357      100%
                                                  ===     ===     ===     ===     ===      ===

Utilization of Rated Crude Refining Capacity               97%             98%             100%

      A project to increase the crude oil distillation capacity of the Lake Charles refinery by 105 MBPD was completed in February 2005.

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

      The following table shows rated refining capacity, refinery input and product yield at the Corpus Christi refinery for the three years ended December 31, 2004.

                       CORPUS CHRISTI REFINERY PRODUCTION

                                                             YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                      2004             2003            2002
                                                  -----------      -----------      ----------
                                                      (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END         157              157              157
Refinery Input
  Crude oil                                       138      66%     154      71%     154     73%
  Other feedstocks                                 71      34%      62      29%      57     27%
                                                  ---     ---      ---     ---      ---    ---
    Total                                         209     100%     216     100%     211    100%
                                                  ===     ===      ===     ===      ===    ===

Product Yield
  Light fuels
    Gasoline                                       86      42%      95      44%      93     44%
    Diesel/#2 fuel                                 56      27%      60      28%      59     28%
  Petrochemicals and industrial products           65      31%      60      28%      58     28%
                                                  ---     ---      ---     ---      ---    ---
    Total                                         207     100%     215     100%     210    100%
                                                  ===     ===      ===     ===      ===    ===

Utilization of Rated Crude Refining Capacity               88%              98%             98%

      CITGO operates the West Plant under a sublease agreement (the "Sublease") from Anadarko Petroleum Corporation ("Anadarko"). The basic term of the Sublease ended on January 1, 2004, but CITGO renewed the lease for a two year term and may continue to renew the Sublease for successive renewal terms through January 31, 2011. CITGO has the right to purchase the West Plant from Anadarko at the end of the basic term, the end of any renewal term, or on January 31, 2011 at a nominal price. (See Consolidated Financial Statements of CITGO - Note 13 in Item
15a).

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

      The following table shows the rated refining capacity, refinery input and product yield at the Lemont refinery for the three years ended December 31, 2004.

                           LEMONT REFINERY PRODUCTION

                                                             YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                     2004             2003             2002
                                                  -----------      -----------      ----------
                                                      (MBPD, EXCEPT AS OTHERWISE INDICATED)
RATED REFINING CRUDE CAPACITY AT YEAR END         167              167              167
Refinery Input
  Crude oil                                       160      89%     162      92%      69     73%
  Other feedstocks                                 20      11%      15       8%      25     27%
                                                  ---     ---      ---     ---      ---    ---
    Total                                         180     100%     177     100%      94    100%
                                                  ===     ===      ===     ===      ===    ===

Product Yield
  Light fuels
    Gasoline                                       94      53%      92      52%      54     59%
    Diesel/#2 fuel                                 40      22%      43      25%      16     17%
  Petrochemicals and industrial products           44      25%      41      23%      22     24%
                                                  ---     ---      ---     ---      ---    ---
    Total                                         178     100%     176     100%      92    100%
                                                  ===     ===      ===     ===      ===    ===

Utilization of Rated Refining Crude Capacity               96%              97%             41%

      Petrochemical products at the Lemont refinery include benzene, toluene and xylenes, plus a range of ten different aliphatic solvents.

      In August 2001, a fire occurred at the crude oil distillation unit of the Lemont refinery. A new crude unit was operational in May 2002. See Consolidated Financial Statements of CITGO - Note 15 in Item 15a for further information.

      LYONDELL-CITGO Refining LP. Subsidiaries of CITGO and Lyondell Chemical Company ("Lyondell") are partners in LYONDELL-CITGO Refining LP ("LYONDELL-CITGO"), which owns and operates a 265 MBPD refinery previously owned by Lyondell and located on the ship channel in Houston, Texas. At December 31, 2004, CITGO's investment in LYONDELL-CITGO was $410 million. In addition, at December 31, 2004, CITGO held a note receivable from LYONDELL-CITGO in the approximate amount of $35 million. (See Consolidated Financial Statements of CITGO -- Note 3 in Item 15a). A substantial amount of the crude oil processed by this refinery is supplied by PDVSA under a long-term crude oil supply agreement that expires in the year 2017. For the years ended December 31, 2004 and 2002, LYONDELL-CITGO constituted a significant investment for CITGO as defined under SEC regulations. As such, the financial statements for LYONDELL-CITGO are included in this annual report. See separate financial statements for LYONDELL-CITGO in Item 15a.

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

      Crude Oil Purchases. The following chart shows CITGO's net purchases of crude oil for the three years ended December 31, 2004:

                            CITGO CRUDE OIL PURCHASES

                   LAKE CHARLES, LA       CORPUS CHRISTI, TX        LEMONT, IL          PAULSBORO, NJ        SAVANNAH, GA
                  ------------------      ------------------    -------------------   ------------------   -----------------
                  2004   2003   2002      2004   2003   2002    2004    2003   2002   2004    2003  2002   2004   2003  2002
                  ----   ----   ----      ----   ----   ----    ----    ----   ----   ----    ----  ----   ----   ----  ----
                        (MBPD)                  (MBPD)                 (MBPD)                (MBPD)             (MBPD)
SUPPLIERS
PDVSA (2)         155    139    125       115    134    126       -       3     11     51      39    36     26     21    22
Other sources     155    178    190        24     20     29     160     158     62      1       2     7      -      -     -
                  ---    ---    ---       ---    ---    ---     ---     ---     --     --      --    --     --     --    --
   Total (1)      310    317    315       139    154    155     160     161     73     52      41    43     26     21    22
                  ===    ===    ===       ===    ===    ===     ===     ===     ==     ==      ==    ==     ==     ==    ==

(1) Total crude oil purchases do not equal crude oil refinery inputs because of changes in inventory.

(2) Includes total of contract volume and volume purchased on a spot basis. Contract volumes for each refinery are shown in the table on page 9. PDVSA works very closely with CITGO to assure total volume commitments are met.

      CITGO's largest single supplier of crude oil is PDVSA. CITGO has entered into long-term crude oil supply agreements with PDVSA with respect to the crude oil requirements for each of CITGO's Lake Charles, Corpus Christi, Paulsboro and Savannah refineries. The following table shows the base and incremental volumes of crude oil contracted for delivery and the volumes of crude oil actually delivered under these contracts in the three years ended December 31, 2004.

                   CITGO CRUDE OIL SUPPLY CONTRACTS WITH PDVSA

                                                             VOLUMES OF
                                                         CRUDE OIL PURCHASED
                                  CONTRACT CRUDE         FOR THE YEAR ENDED
                                    OIL VOLUME              DECEMBER 31,                  CONTRACT
                               --------------------    ----------------------            EXPIRATION
                               BASE   INCREMENTAL(1)   2004     2003     2002               DATE
                               ----   --------------   ----     ----     ----            ----------
                                      (MBPD)                    (MBPD)                     (YEAR)
LOCATION
Lake Charles, LA (2)           120         70          122      123      109                2006
Corpus Christi, TX (2)         130          -          129      134      114                2012
Paulsboro, NJ (2)               30          -           29       29       27                2010
Savannah, GA (2)                12          -           11       12       12                2013

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

      These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO for a fixed period. The supply agreements differ somewhat for each refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced from each particular grade of crude oil or feedstock, less (i) specified deemed refining costs; (ii) specified actual costs, including transportation charges, actual cost of natural gas and electricity, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by CITGO under the various supply agreements will vary depending on, among other things, the efficiency with which CITGO conducts its operations during such period. These crude supply agreements contain force majeure provisions which excuse the performance by either party of its obligations under the agreement under specified circumstances. The price we pay for crude oil purchased under these crude oil supply agreements is not directly related to the market price of any other crude oil. Thus there are periods in which the price paid for crude oil purchased under those agreements may be higher or lower than the price that might have been paid in the spot market.

      PDVSA and we have been evaluating possible changes to certain terms and conditions of these supply agreements, including the price mechanisms, volumes and term. If PDVSA and we determine to pursue those changes and we are able to successfully negotiate any related amendments to the supply agreements, the effectiveness of those amendments may require the consent of some of the holders of our outstanding debt.

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

      The following table shows CITGO's purchases of refined products for the three years ended December 31, 2004.

                         CITGO REFINED PRODUCT PURCHASES

                                YEAR ENDED DECEMBER 31,
                             ------------------------------
                             2004        2003          2002
                             ----        ----          ----
                                        (MBPD)
LIGHT FUELS
   Gasoline                  573         636           689
   Jet fuel                   86          83            61
   Diesel/ #2 fuel           235         246           239
                             ---         ---           ---
     Total                   894         965           989
                             ===         ===           ===

      As of December 31, 2004, CITGO purchased substantially all of the gasoline, diesel/ #2 fuel, and jet fuel produced at the LYONDELL-CITGO refinery under a contract which extends through the year 2017. LYONDELL-CITGO was a major supplier in 2004 providing CITGO with 113 MBPD of gasoline, 95 MBPD of diesel/#2 fuel, and 17 MBPD of jet fuel. See "--Refining--LYONDELL-CITGO Refining LP".

      In October 1998, PDVSA V.I., Inc., an affiliate of PDVSA, acquired a 50% equity interest in HOVENSA, L.L.C. ("HOVENSA"), a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands. Under the related product sales agreement, CITGO acquired approximately 128 MBPD of refined products from the refinery during 2004, approximately one-half of which was gasoline.

MARKETING

      CITGO's major products are light fuels (including gasoline, jet fuel, and diesel fuel), industrial products and petrochemicals, asphalt, lubricants and waxes. The following table shows revenues and volumes of each of these product categories for the three years ended December 31, 2004.

                CITGO REFINED PRODUCT SALES REVENUES AND VOLUMES

                                                  YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                                           -------------------------------------      -----------------------------
                                             2004          2003          2002          2004       2003        2002
                                           ---------    ----------    ----------      ------     ------      ------
                                                      ($ IN MILLIONS)                     (GALLONS IN MILLIONS)
LIGHT FUELS
   Gasoline                                $  17,597    $   14,320    $   11,758      14,194     15,257      15,026
   Jet fuel                                    2,707         1,951         1,402       2,318      2,315       2,003
   Diesel / #2 fuel                            6,590         5,287         3,462       5,854      6,238       5,031
ASPHALT                                          971           711           597       1,300        990         902
PETROCHEMICALS AND INDUSTRIAL PRODUCTS         3,369         2,272         1,485       2,865      2,643       2,190
LUBRICANTS AND WAXES                             684           598           561         280        261         261
                                           ---------    ----------    ----------      ------     ------      ------
     Total                                 $  31,918    $   25,139    $   19,265      26,811     27,704      25,413
                                           =========    ==========    ==========      ======     ======      ======

      Light Fuels. Gasoline sales accounted for 55% of CITGO's refined product sales revenue in 2004, 57% in 2003, and 61% in 2002. CITGO supplies CITGO branded gasoline to approximately 14,000 independently owned and operated CITGO branded retail outlets located throughout the United States, primarily east of the Rocky Mountains. CITGO purchases gasoline to supply this marketing network, as the gasoline production from the Lake Charles, Corpus Christi and Lemont refineries was only equivalent to approximately 54%, 57% and 54% of the volume of CITGO branded gasoline sold in 2004, 2003 and 2002, respectively. Purchases of gasoline from CITGO's affiliates, PDVSA, LYONDELL-CITGO and Hovensa, provide 32%, 36% and 32% of the volume of CITGO branded gasoline sold in 2004, 2003 and 2002, respectively. See "--Crude Oil and Refined Product Purchases -- Refined Product Purchases".

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

      Sales to independent branded marketers typically are made under contracts that range from three to seven years. Sales to 7-Eleven(TM) convenience stores are made under a contract that extends through August 31, 2006. Under this contract, CITGO arranges all transportation and delivery of motor fuels and handles all product ordering.

      CITGO markets jet fuel directly to airline customers at 20 airports, including such major hub cities as Chicago, Dallas/Fort Worth, Miami, and New York.

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

INTERNATIONAL OPERATIONS

      CITGO, through its wholly-owned subsidiary, CITGO International, Inc., sells lubricants, gasoline and distillates in various Latin American markets including Puerto Rico, Brazil, Ecuador and Mexico.

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

EMPLOYEES

      CITGO and its subsidiaries have a total of approximately 4,000 employees, approximately 1,500 of whom are covered by union contracts. Most of the union employees are employed in refining operations. The remaining union employees are located primarily at a lubricant plant and various refined product terminals. All our union contracts will expire between November 2005 and July 2006.

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

      The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulfur gasoline and diesel fuel that require additional capital and operating expenditures, and alters significantly the U.S. refining industry and the return realized on refinery investments.

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

      CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, to the extent required, will be made as more refined information becomes available. CITGO believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of probable and estimable liabilities and obligations. However, there can be no assurance that the actual amounts required to discharge alleged liabilities and obligations and to comply with applicable laws and regulations will not exceed amounts provided for or will not have a material adverse affect on CITGO's consolidated results of operations, financial condition and cash flows.

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

      CITGO's Corpus Christi, Texas refinery and current and former employees are being investigated by state and federal agencies for alleged criminal violations of federal environmental statutes and regulations, including the CAA and the Migratory Bird Act. CITGO is cooperating with the investigation. CITGO believes that it has defenses to any such charges. At this time, CITGO cannot predict the outcome of or the amount or range of any potential loss that would ensue from any such charges.

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

      In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries, electric utilities and other industrial sources modified air emission sources. Without admitting any violation CITGO reached a settlement with the United States and the states of Louisiana, Illinois, New Jersey, and Georgia. A Consent Decree was approved in the District court for the Southern District of Texas in January 2005. The Consent Decree requires the implementation of control equipment at CITGO's refineries and a Supplemental Environment Project at CITGO's Corpus Christi, Texas refinery. CITGO estimates that the costs of the settlement could range up to $325 million which includes a civil penalty of $3.6 million, split between the U.S. EPA and the states. CITGO accrued for the civil penalty during 2003 and paid it in February 2005. The capital costs will be incurred over a period of time, primarily between 2004 and 2009.

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

      In October 2004, the New Jersey Land Trust voted to reject the donation by CITGO of a conservation easement covering the 365 acre Petty's Island, which is located in the Delaware River in Pennsauken, New Jersey and owned by CITGO. Petty's Island contains a CITGO closed petroleum terminal and other industrial facilities, but it is also the habitat for the bald eagle and other wildlife. The City of Pennsauken through a private developer wants to condemn Petty's Island through eminent domain and to redevelop Petty's Island into residential and commercial uses. The granting of the conservation easement would have mitigated the amount of remediation that CITGO would have to perform on Petty's Island. The ultimate outcome cannot be determined at this time.

      At December 31, 2004, CITGO's balance sheet included an environmental accrual of $65 million compared with $63 million at December 31, 2003. Results of operations reflect an increase in the accrual during 2004 due primarily to a revision of the Company's estimated share of costs related to two sites indicating higher costs offset in part, by spending on environmental projects. CITGO estimates that an additional loss of $33 million is reasonably possible in connection with environmental matters.

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

      Increasingly stringent environmental regulatory provisions and obligations periodically require additional capital expenditures. During 2004, CITGO spent approximately $113 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $1.1 billion for environmental and regulatory capital projects over the five-year period 2005-2009.

                                      2005       2006     2007      2008       2009      TOTAL
                                     -------   -------   -------   -------   -------    -------
                                                          (IN MILLIONS)
Tier 2 gasoline (1)                  $    59   $    54   $     -   $     -   $     -    $   113
Ultra low sulfur diesel (2)               47       121        45       120       225        558
Other environmental (3)                  155       146        42        77        27        447
                                     -------   -------   -------   -------   -------    -------
   Total regulatory/environmental    $   261   $   321   $    87   $   197   $   252    $ 1,118
                                     =======   =======   =======   =======   =======    =======

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

(3) Other environmental spending assumes approximately $289 million in spending to comply with New Source Review standards under the Clean Air Act.

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

      CITGO, along with most of the other major oil companies, is a defendant in a number of federal and state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a gasoline additive. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek injunctive relief to abate the contamination. CITGO intends to defend all of the MTBE lawsuits vigorously. CITGO's MTBE litigation can be divided into two categories--pre and post-September 30, 2003 litigation. Of the pre-September 30, 2003 cases, CITGO is defending itself in Madison County, Illinois state court and in a New York county state court. As of early October 2004, settlements in principle had been reached in both Madison County, Illinois cases and one of the cases has been settled subsequent to year-end. There will be no effect on results of operations because the accrual for these cases was adequate. The post-September 30, 2003 cases were filed after new federal legislation was proposed that would have precluded plaintiffs from filing lawsuits based on the theory that gasoline with MTBE is a defective product. These approximately 72 cases, the majority of which were filed by municipal authorities, were removed to federal court and at the defendants' request consolidated in Multi-District Litigation ("MDL") 1358. On March 16, 2004, the judge in MDL 1358 denied the plaintiffs' motion to remand the cases to state court. Subsequently, the judge denied the plaintiffs' motion to certify her rulings on the remand motion for an interlocutory appeal. It is not possible to estimate the loss or range of loss, if any, related to these cases.

      Claims have been made against CITGO in approximately 350 asbestos lawsuits pending in state and federal courts. These cases, most of which involve multiple defendants, are brought by former employees or contractor employees seeking damages for asbestos related illnesses allegedly caused, at least in part, from exposure at refineries owned or operated by CITGO in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, the plaintiffs' alleged exposure occurred over a period of years extending back to a time before CITGO owned or operated the premises at issue. CITGO does not believe that the resolution of these cases will have a material adverse effect on its financial condition or results of operations.

      In 2001, Miami-Dade County sued seventeen defendants for the costs of remediation of pollution rising from jet fuel operations during the past decades at the Miami International Airport ("the Airport"). Although not a defendant in this case, CITGO along with approximately 250 other former jet fuel operators at the Airport has received a payment demand from Miami-Dade County for the remediation costs for alleged pollution occurring while CITGO had jet fuel operations at the Airport. CITGO is exploring settlement discussions with Miami-Dade County. CITGO is contesting the amount of damages that Miami-Dade County claims are attributed CITGO's jet fuel operations at the Airport and will vigorously defend itself should no settlement be reached. CITGO does not believe that the resolution of this matter will have a material adverse effect on its financial condition or results of operations.

      At December 31, 2004, CITGO's balance sheet included an accrual for lawsuits and claims of $24 million compared with $27 million at December 31, 2003. CITGO estimates that an additional loss of $35 million is reasonably possible in connection with such lawsuits and claims.

      In mid-March 2005, representatives of a special commission of the Venezuelan National Assembly (the "VNA Commission") visited CITGO's Houston, Texas offices for the purpose of interviewing several CITGO employees as part of an investigation that the VNA Commission had been charged with conducting. CITGO has not received any direct statements from the VNA Commission describing the scope of their investigation. CITGO understands from the interviewed employees that the questions were directed at the rationale for, and analysis underlying, note financings that CITGO completed in 2003 and 2004, the relocation of its corporate headquarters to Houston, Texas, and several minor transactions. The questions did not identify any unlawful or unrecorded activities, and CITGO is not aware of any such activities. CITGO is cooperating with the VNA Commission's investigation. Shortly following the VNA Commission's visit, a CITGO employee sent a memorandum to both CITGO's auditors and the SEC referencing the VNA Commission's investigation and other matters. CITGO is not aware of any improper activities, but has engaged counsel to investigate the employee's allegations.

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

Dividends

      On December 10, 2004, CITGO made a $400 million dividend payment to PDV America.

      See Consolidated Financial Statements of CITGO - Note 9 in Item 15a for a description of restrictions applicable to dividend payments by CITGO.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth certain selected historical consolidated financial and operating data of CITGO as of the end of and for each of the five years in the period ended December 31, 2004. The following table should be read in conjunction with the consolidated financial statements of CITGO as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, included in "Item 8. Financial Statements and Supplementary Data".

                                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------
                                                        2004           2003           2002            2001           2000
                                                    -----------     ----------     ----------      ----------     ----------
                                                                              (DOLLARS IN MILLIONS)
INCOME STATEMENT DATA
   Net sales and sales to affiliates                $    32,028     $   25,216     $   19,358      $   19,601     $   22,157
   Equity in earnings of affiliates                         242            118            101             109             59
   Other income (including insurance recoveries)              7            162            387              (5)           (26)
   Net revenues                                          32,277         25,496         19,846          19,705         22,190
   Income before cumulative effect of change
     in accounting principle                                625            439            180             392            312
   Net income                                               625            439            180             405            312
   Other comprehensive income (loss)                         (4)             4            (22)             (1)             1
   Comprehensive income                                     621            443            158             404            313
Ratio of Earnings to Fixed Charges (1)                     4.23 x         5.53 x         3.66 x          7.08 x         5.62 x
BALANCE SHEET DATA
   Total assets                                     $     7,644     $    7,273     $    6,987      $    6,509     $    6,806
   Long-term debt (excluding current portion)(2)          1,164          1,468          1,134           1,351          1,087
   Total debt (3)                                         1,180          1,502          1,347           1,479          1,199
   Shareholder's equity                                   2,722          2,501          2,559           2,401          2,476

----------
(1) For the purpose of calculating the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and cumulative effect of accounting changes plus fixed charges (excluding capitalized interest), amortization of previously capitalized interest and certain adjustments to equity in income of affiliates. "Fixed charges" include interest expense, capitalized interest, amortization of debt issuance costs and a portion of operating lease rent expense deemed to be representative of interest. Interest expense in 2004 includes one-time prepayment premiums for the early retirement of the senior secured term loan and the tender of the 11-3/8% senior notes.

(2)   Includes long-term debt to third parties and capital lease obligations.

(3) Includes short-term bank loans, current portion of capital lease obligations and long-term debt, long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

      CITGO is in the refining and marketing business. We refine crude oil and other feedstocks into a variety of products which include gasoline, diesel, fuel oil, and jet fuel, petrochemicals and industrial products, lubricants and waxes, and asphalt. Products are transported from our refineries primarily by pipeline and barge and then through terminals to our customers. These products are sold to wholesale marketers, convenience stores, airlines, end-users and to other manufacturers as feedstock. We sell more of these products than we refine and as a result, we supplement our own production with purchases from others.

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

      CITGO's financial results are a function of making full use of its refining capacity, maintaining margins on the products it sells, operating its facilities in a safe manner and maintaining strong cost control wherever possible. We assess our financial condition by various liquidity measures including interest coverage, debt coverage, debt-to-capitalization, return on capital employed and available borrowing capacity.

      CITGO's primary opportunities currently are based on enhancing our revenues through increasing our crude oil refining capacity, expanding the processing capacity of other refinery equipment and increasing the sales volume of fuels and asphalt and through reduction of expenses.

      Changes in environmental regulations present the most difficult challenges to CITGO management for the intermediate term. The regulations include site specific measures as well as more stringent product specifications. Site specific changes are aimed at reducing emission from CITGO facilities such as refineries, pipelines, terminals and other industrial facilities. On the product front, Tier II Gasoline, Ultra Low Sulfur Diesel, and the switch from MTBE to ethanol for oxygen addition for Reformulated Gasoline required by certain states are all examples of changes in fuels regulations. In addition, Group II and III Lube base oils and high performance asphalts are being required by the market place over the next 4 to 6 years. As stated above, some of these changes are being mandated by federal and state regulatory agencies, others are the indirect result of regulations, but ultimately our customers will require all these products plus possibly others not currently defined.

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

      CITGO continues to evaluate technology improvements, and believes that by staggering our implementation of new quality fuels production capabilities, we will benefit from technology improvements over time. We have estimated we will spend $1.1 billion in regulatory capital between 2005 and 2009, of which, approximately 70% is aimed at producing new quality products. This estimate is based on the cost of current technology. We believe our systems approach to this challenge increases the likelihood that we may reduce this cost.

      The refined products business is inherently volatile, and the primary business risk for any company engaged in the business is a sudden and radical movement in market prices. CITGO's supply and distribution of feedstocks and acquired and produced refinery products results in a significant number of marine chartered movements. Regulations and limited vessel availability may from time to time cause fluctuations in transportation expenses. These expenses are typical of our industry but can be a large portion of overall manufacturing expenditures. Another major risk in the refined products business is operational risk, that is the risk of mechanical failure at any operating asset used to serve customers. A final area of risk is political risk. In the short term, geopolitical actions could upset the availability or price of crude oil or products creating market upsets. Over the longer term, changes in laws or regulations could radically increase the cost of being in the refined products business.

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

      Political risk is almost impossible to totally avoid. However, CITGO's large and diverse refining and distribution system provides the flexibility to react to crude and product shortages should they occur. CITGO's refineries are complex and flexible enough to process almost any type of crude oil traded on the world market. CITGO can compete for supply with any U.S based refiner. And while Lemont currently processes primarily Canadian crude, it can be and periodically is supplied from the U.S. mid-continent or the Gulf Coast as dictated by economics. CITGO also operates product terminals with import capability in New York Harbor, Miami-Fort Lauderdale, Tampa, Boston and a number of other locations if it becomes necessary to further supplement refinery production with increased product imports.

      Risk associated with increased regulation can only be addressed on an issue specific basis. CITGO is active in several industry and state specific associations to monitor statutory and regulatory trends which might affect the business.

      The refined products business continues to be very competitive. Industry analysts predict demand growth at 1% to 2% per year in the U.S. market and approximately double these numbers for the world market over the next 5 to 10 years. This forecasted demand growth creates opportunities for U.S. refineries which are currently operating at near capacity throughput. While this growth trend would appear to be positive for refining and marketing companies, the industry has always exhibited strong competitive tendencies, and recent corporate consolidations have resulted in cost reduction synergies and economies of scale which translated to competitive pricing in the market place.

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

      Financially, 2004 was an excellent year for CITGO as a result of a high utilization rate of refining capacity, excellent safety performance and favorable market conditions. As CITGO continues to emphasize the importance of efficient refinery operations and its commitment to safety and environmental stewardship, we will again take advantage of expected favorable market conditions in 2005. However, CITGO operates in an industry subject to volatility in earnings. Conditions can change quickly and results may differ markedly from management's expectations. For example, because CITGO does not produce any of the crude oil processed at its refineries, it is exposed to the risk of supply disruption or price spikes resulting from world events. A supply disruption could require CITGO to reduce its rate of crude oil processing and/or purchase higher priced crude oils and feedstocks. This would have a negative effect on profitability. In a similar manner, a spike in crude oil prices that was not quickly followed by a similar increase in product prices would reduce profitably. In addition, reactions to perceived credit risks by CITGO's suppliers and creditors can quickly affect the Company's liquidity should credit lines or payment terms be restricted.

      In February 2003, CITGO issued $550 million of 11-3/8% unsecured senior notes due in 2011 and CITGO closed on a three year, $200 million senior secured term loan. In July 2003, CITGO made a dividend payment of $500 million to its parent, PDV America. In June 2004, CITGO retired the $200 million senior secured term loan. In October 2004, CITGO issued $250 million of 6% unsecured senior notes due October 15, 2011. In connection with this transaction, CITGO repurchased approximately $540 million principal amount of its 11-3/8% senior notes due 2011 as part of a tender offer for such notes. In December 2004, CITGO made a dividend payment of $400 million to its parent, PDV America.

      CITGO has sufficient liquidity (defined as cash, available borrowing capacity and access to an accounts receivable sales facility) to maintain its current operations and to complete capital projects that are underway. Estimated capital expenditures for 2005 are approximately $515 million. Of this amount, $261 million is for regulatory projects, $162 million for strategic projects and $92 million is for maintenance projects. Liquidity at year end was approximately $553 million. Although CITGO has debt maturities during 2005 of approximately $11 million, it routinely evaluates financing opportunities that not only mature in 2005 but also future years.

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

      In general, prices for refined products are influenced by the price of crude oil, feedstocks and blending components, inventory levels and consumer demand. Although an increase or decrease in the price for crude oil, feedstocks and blending components generally results in a corresponding increase or decrease in prices for refined products, inventory levels and consumer demand can create a lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on CITGO's consolidated operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. Although the pricing formulas under CITGO's crude supply agreements with PDVSA are designed to provide a measure of stability to CITGO's refining margins, CITGO receives approximately 40% of its crude oil requirements under these agreements. Therefore, a substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, or a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on CITGO's earnings and cash flows.

      CITGO also purchases significant volumes of refined products to supplement the production from its refineries to meet marketing demands and to resolve logistical issues. CITGO's earnings and cash flows are also affected by the cyclical nature of petrochemical prices. As a result of the factors described above, the earnings and cash flows of CITGO may experience substantial fluctuations. Inflation was not a significant factor in the operations of CITGO during the three years ended December 31, 2004.

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

      Health Care Costs. The cost of providing health care to current employees and retired employees continues to increase at a significant rate. Historically, CITGO has absorbed the majority of these cost increases which reduce profitability and increase the Company's liability. There is no indication that the trend of increasing health care costs will be reversed in future periods. In 2003, federal legislation introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of certain retiree health care benefit plans. In May 2004, the FASB Staff issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The Staff Position permits a sponsor to report the effects of Medicare Reform prospectively in the third quarter of 2004 or retrospectively to the measurement date following enactment of the legislation. CITGO has chosen to use the retrospective method to reflect Medicare Reform as of January 1, 2004. The effect of this legislation at that date was to reduce the benefit obligation by approximately $40 million. The Company's liability for such health care costs is based on actuarial calculations that could be subject to significant revision as the underlying assumptions regarding future health care costs and interest rates change.

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

RESULTS OF OPERATIONS -- 2004 COMPARED TO 2003

                                                 FOR THE YEAR ENDED         INCREASE
                                                     DECEMBER 31,          (DECREASE)
                                                 2004          2003         FROM 2003
                                               ---------    ----------   ---------------
(DOLLARS IN MILLIONS)

Net sales                                      $  31,572    $   24,829   $   6,743
Sales to affiliates                                  456           387          69
                                               ---------    ----------   ---------
                                                  32,028        25,216       6,812   27%
                                               ---------    ----------   ---------

Equity in earnings of affiliates                     242           118         124
Insurance recoveries                                   -           146        (146)
Other income (expense), net                            7            16          (9)
                                               ---------    ----------   ---------
                                                  32,277        25,496       6,781   27%
                                               ---------    ----------   ---------

Cost of sales and operating expenses              30,767        24,391       6,376
Selling, general and administrative expenses         328           296          32
Interest expense, excluding capital lease            255           120         135
Capital lease interest charge                          4             5          (1)
                                               ---------    ----------   ---------
                                                  31,354        24,812       6,542   26%
                                               ---------    ----------   ---------

Income before income taxes                           923           684         239
Income taxes                                         298           245          53
                                               ---------    ----------   ---------
Net income                                     $     625    $      439   $     186   42%
                                               =========    ==========   =========

Gulf Coast 3/2/1 crack spread ($ per bbl)(1)   $    6.31    $     4.46   $    1.85   41%
Average price per gallon of gasoline (2)       $    1.24    $     0.94   $    0.30   32%
Average cost per barrel of crude oil (3)       $   35.37    $    26.41   $    8.96   34%

----------
(1) The Gulf Coast 3/2/1 crack spread is the value of two-thirds barrel of gasoline plus one-third barrel of distillate minus one barrel of crude (West Texas Intermediate or "WTI"). Heavy crude refiners also evaluate the light/heavy crude spread (WTI minus Maya). The sum of these benchmarks is the heavy crack spread. During 2004, the heavy crack spread was $17.82 per barrel versus $11.27 per barrel during 2003. The values used to calculate the Gulf Coast 3/2/1 crack spread and the heavy crack spread are obtained from Platts using an average of daily prices for the annual period ended December 31, 2004 and 2003 (excluding weekends and holidays).

(2) The average price per gallon of gasoline is based on CITGO gasoline sales revenue divided by CITGO gasoline sales volume. See the "CITGO Sales Revenues and Volumes" table that follows.

(3) The average cost per barrel of crude oil is based on CITGO's crude oil cost divided by CITGO refinery crude inputs. See the "CITGO Cost of Sales and Operating Expenses" table that follows.

      Sales revenues and volumes. Sales increased $6.8 billion, or approximately 27%, in 2004 as compared to 2003. This increase was primarily due to an increase in average sales price of 31%. The following table summarizes the sources of our sales revenues and sales volumes for 2004, 2003 and 2002:

                        CITGO SALES REVENUES AND VOLUMES

                                                     YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                            -------------------------------------      -------------------------------
                                               2004         2003          2002          2004         2003        2002
                                            ---------    -----------   ----------      ------       ------      ------
                                                        (IN MILLIONS)                       (GALLONS IN MILLIONS)
Gasoline                                    $  17,597    $    14,320   $   11,758      14,194       15,257      15,026
Jet fuel                                        2,707          1,951        1,402       2,318        2,315       2,003
Diesel / #2 fuel                                6,590          5,287        3,462       5,854        6,238       5,031
Asphalt                                           971            711          597       1,300          990         902
Petrochemicals and industrial products          3,369          2,272        1,485       2,865        2,643       2,190
Lubricants and waxes                              684            598          561         280          261         261
                                            ---------    -----------   ----------      ------       ------      ------
   Total refined product sales              $  31,918    $    25,139   $   19,265      26,811       27,704      25,413
Other sales                                       110             77           93           -            -           -
                                            ---------    -----------   ----------      ------       ------      ------
   Total sales                              $  32,028    $    25,216   $   19,358      26,811       27,704      25,413
                                            =========    ===========   ==========      ======       ======      ======

Equity in earnings of affiliates. The table below shows the changes during 2004 compared to 2003 in the equity in earnings of affiliates. The increase in LYONDELL-CITGO's earnings in 2004 as compared to 2003 was due primarily to higher margins on crude oil refining and aromatics. LYONDELL-CITGO also benefited from higher crude processing rates in 2004 as compared to 2003.

                              FOR THE YEAR
                                 ENDED
                              DECEMBER 31,           INCREASE
                         ---------------------      (DECREASE)
                          2004          2003         OVER 2003
                         ------        -------      ----------
                            ($ in millions)
LYONDELL-CITGO           $  197        $    84        $  113
Pipeline investments         39             36             3
Other                         6             (2)            8
                         ------        -------        ------
   Total                 $  242        $   118        $  124
                         ======        =======        ======

      Cost of sales and operating expenses. The following table summarizes our cost of sales and operating expenses for 2004, 2003 and 2002:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                                        YEAR ENDED DECEMBER 31,
                                                                    2004          2003         2002
                                                                 ----------     ---------    ---------
                                                                             ($ IN MILLIONS)
Crude oil                                                        $    8,883     $   6,807    $   5,098
Refined products                                                     17,096        14,075       11,077
Intermediate feedstocks                                               2,697         1,657        1,489
Refining and manufacturing costs                                      1,509         1,307        1,233
Other operating costs and expenses and inventory changes                582           545          314
                                                                 ----------     ---------    ---------
   Total cost of sales and operating expenses                    $   30,767     $  24,391    $  19,211
                                                                 ==========     =========    =========

      We purchase refined products to supplement the production from our refineries in order to meet marketing demands and to optimize distribution. Refined product purchases represented 56% and 58% of total cost of sales and operating expenses for 2004 and 2003, respectively. Margins on purchased products, on average, are lower than margins on refinery produced products because refinery produced products benefit from the whole supply chain upgrade and purchased refined products do not. However, purchased products are not segregated from our produced products and margins may vary due to market conditions and other factors beyond our control. In the near term, other than normal refinery turnaround maintenance, we do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond our control which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

      Gross margin. The gross margin for 2004 was $1.3 billion, or 3.9% of net sales, compared to $825 million or 3.3% of net sales, for 2003. The gross margin increased from 3.0 cents per gallon in 2003 to 4.7 cents per gallon in 2004 as a result of general market conditions and a high utilization rate of refining capacity.

      A change in the price of crude oil, feedstocks and blending products generally results in a corresponding change in the sales price of refined products. The impact of changes in crude oil and feedstock prices on our consolidated income before taxes depends, in part, on how quickly refined product prices are adjusted to reflect these changes in feedstock costs.

      Our 57% increase in gross margin for 2004 versus 2003 compares to the 58% increase in the industry heavy crack spread over the same period.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $32 million, or 11% from $296 million in 2003 to $328 million in 2004. The increase is primarily a result of the decision to relocate the corporate headquarters.

      Interest expense. Interest expense, including capital lease interest charge, increased $134 million in 2004 as compared to 2003. The increase in interest expense for 2004 is primarily attributable to prepayment premiums paid in connection with the early retirement of the $200 million senior secured term loan in the second quarter of 2004 and costs associated with a tender for the $550 million 11-3/8% senior notes in the fourth quarter of 2004, which resulted in the repurchase of approximately $543 million of such notes. Those prepayment premiums and tender costs are included in interest expense. Future years will reflect the lower amount of outstanding debt and the lower associated interest cost.

      Income taxes. CITGO's provision for income taxes in 2004 was $298 million representing an effective tax rate of 32%. In 2003, CITGO's provision for income taxes was $245 million, representing an effective tax rate of 36%. The decrease in the effective tax rate in 2004 is attributable to the permanent tax difference related to the Medicare subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as well as an adjustment to the deferred state tax balance.

RESULTS OF OPERATIONS -- 2003 COMPARED TO 2002

                                                   FOR THE YEAR ENDED              INCREASE
                                                      DECEMBER 31,                (DECREASE)
                                                  2003            2002             FROM 2002
                                               ----------      ----------      -----------------
(DOLLARS IN MILLIONS)

Net sales                                      $   24,829      $   19,081      $   5,748
Sales to affiliates                                   387             277            110
                                               ----------      ----------      ---------
                                                   25,216          19,358          5,858      30%
                                               ----------      ----------      ---------

Equity in earnings of affiliates                      118             101             17
Insurance recoveries                                  146             407           (261)
Other income (expense), net                            16             (20)            36
                                               ----------      ----------      ---------
                                                   25,496          19,846          5,650      28%
                                               ----------      ----------      ---------

Cost of sales and operating expenses               24,391          19,211          5,180
Selling, general and administrative expenses          296             285             11
Interest expense, excluding capital lease             120              67             53
Capital lease interest charge                           5               7             (2)
                                               ----------      ----------      ---------
                                                   24,812          19,570          5,242      27%
                                               ----------      ----------      ---------

Income before income taxes                            684             276            408
Income taxes                                          245              96            149
                                               ----------      ----------      ---------
Net income                                     $      439      $      180      $     259     144%
                                               ==========      ==========      =========

Gulf Coast 3/2/1 crack spread ($ per bbl)(1)   $     4.46      $     3.15      $    1.31      42%
Average price per gallon of gasoline (2)       $     0.94      $     0.78      $    0.16      21%
Average cost per barrel of crude oil (3)       $    26.41      $    23.01      $    3.40      15%

----------
(1) The Gulf Coast 3/2/1 crack spread is the value of two-thirds barrel of gasoline plus one-third barrel of distillate minus one barrel of crude (West Texas Intermediate or "WTI"). Heavy crude refiners also evaluate the light/heavy crude spread (WTI minus Maya). The sum of these benchmarks is the heavy crack spread. During 2003, the heavy crack spread was $11.27 per barrel versus $8.37 per barrel during 2002. The values used to calculate the Gulf Coast 3/2/1 crack spread and the heavy crack spread are obtained from Platts using an average of daily prices for the annual period ended December 31, 2004 and 2003 (excluding weekends and holidays).

(2) The average price per gallon of gasoline is based on CITGO gasoline sales revenue divided by CITGO gasoline sales volume. See the "CITGO Sales Revenues and Volumes" table that follows.

(3) The average cost per barrel of crude oil is based on CITGO's crude oil cost divided by CITGO refinery crude inputs. See the preceding "CITGO Cost of Sales and Operating Expenses" table at page 27.

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

      Other income (expense) net. Other income (expense) increased $36 million from $(20) million in 2002 to $16 million in 2003. The change relates primarily to miscellaneous income recorded during 2003 for the sale of use tax credits and a gain on the early retirement of debt. In contrast, during 2002, miscellaneous expenses were recorded primarily relating to the loss on the sale and retirement of assets.

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

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $11 million, or 4% in 2003. The increase is primarily related to an increase in benefit costs, incentive compensation, and expenses related to an early retirement program.

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

LIQUIDITY AND CAPITAL RESOURCES

      The following summarizes cash flows during the years ended December 31, 2004 and 2003:

                                             For the Year Ended
                                                 December 31,
                                            ---------------------
                                              2004          2003
                                            ---------     -------
                                               ($ in millions)
Net cash provided by/(used in):
   Operating activities                     $     933     $   995
   Investing activities                     $    (382)    $  (418)
   Financing activities                     $    (730)    $  (408)

Cash Provided by Operating Activities

      Consolidated net cash provided by operating activities totaled approximately $933 million in 2004. Operating cash flows were derived primarily from net income of $625 million, depreciation and amortization of $375 million, distributions in excess of equity in earnings of affiliates of $67 million and changes in working capital of $(146) million. The change in working capital is primarily the result of increases in accounts receivable and due from affiliates and inventory offset, in part, by increases in accounts payable and current liabilities. The change in distributions in excess of equity in earnings of affiliates is primarily due to the cash distributions received in 2004 from LYONDELL-CITGO, of which approximately $15 million related to distributions which were payable to CITGO at December 31, 2003. Accounts receivable increased primarily due to the rising price of refined product prices in 2004 versus the price of products at the end of 2003. The increase in inventories is due to a build of 2.6 million barrels during 2004 related to operational needs and anticipated market demands for 2005. The increase in accounts payable was primarily attributable to the increase in prices of crude oil, feedstocks, and refined products in 2004 as compared to 2003.

Cash Used in Investing Activities

      Net cash used in investing activities in 2004 totaled $382 million consisting primarily of capital expenditures of $341 million. These capital expenditures consisted of:

                                            For the year ended
                                             December 31, 2004
                                            ------------------
                                              ($ in millions)
Regulatory requirements                          $    113
Maintenance capital projects                           93
Strategic capital expenditures                        135
                                                 --------
   Total capital expenditures                    $    341
                                                 ========

Cash Used in Financing Activities

      Net cash used in financing activities in 2004 totaled $730 million, consisting primarily of dividend payments of $400 million to PDV America; the payment of the $200 million senior secured term loan; and the redemption of $543 million of the 11-3/8% senior notes due 2011. These payments were offset by the proceeds from our 6% senior notes due in 2011 of $248 million and proceeds of $127 million from tax-exempt bonds.

      As of December 31, 2004, we had an aggregate of $1.1 billion of indebtedness outstanding that matures on various dates through the year 2033. As of December 31, 2004, our contractual commitments to make principal payments on this indebtedness were $11 million, $201 million and $62 million for 2005, 2006 and 2007, respectively. As of December 31, 2004, we have a $260 million, three year, unsecured revolving bank loan which matures in December 2005. There was no outstanding balance under this credit agreement at December 31, 2004. As of December 31, 2004, our other principal indebtedness consisted of (i) $248 million in 6% senior notes issued in 2004, (ii) $7 million in 11-3/8% senior notes issued in 2003, (iii) $150 million in 7-7/8% senior notes issued in 1996,
(iv) $165 million in senior notes issued pursuant to a master shelf agreement with an insurance company, (v) $23 million in private placement senior notes issued in 1991, (vi) $459 million in obligations related to tax exempt bonds issued by various governmental units, and (vii) $80 million in obligations related to taxable bonds issued by various governmental units. (See Consolidated Financial Statements of CITGO - Note 9 in Item 15a.)

      As of December 31, 2004, capital resources available to us included cash on hand totaling $23 million generated by operations and other sources, and available borrowing capacity under our committed bank facilities of $255 million.

      On October 22, 2004, we issued $250 million aggregate principal amount of our 6% unsecured senior notes due October 15, 2011. On that date, we used the net proceeds from that note issue, together with cash on hand, to repurchase approximately $540 million aggregate principal amount of our 11-3/8% senior notes due 2011 that had been tendered to us in accordance with a tender offer we made for those notes. We also received the necessary consents of the holders of those notes to amend the indenture governing those notes to remove substantially all of the restrictive covenants and specified events of default. We recorded, as charges to interest expense in the fourth quarter of 2004, a $121.9 million tender premium, $10.6 million unamortized fees and $2.7 million unamortized discounts. However, this transaction will reduce annual interest expense by approximately $50 million and our weighted average cost of fixed rate borrowing was reduced from 8.8% to 6.7%. In addition, this transaction removes some and modifies other restrictive covenants provided for in the $550 million 11-3/8% senior notes.

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

      Upon the occurrence of a change of control of our Company, as defined in the indenture governing our 6% senior notes due 2011, coupled with a rating decline on these notes, the holders of those notes have the right to require us to repurchase them at a price equal to 101% of the principal amount plus accrued interest. In addition, our bank credit agreements and the reimbursement agreements governing various of the letters of credit issued to provide liquidity support for our tax-exempt bonds provide that, unless lenders holding two-thirds of the commitments there under otherwise agree, a change in control of our Company, as defined in those agreements, will constitute a default under those credit agreements.

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

      CITGO is in compliance with its obligations under its debt financing arrangements at December 31, 2004.

      Capital expenditure projected amounts for 2005 and 2006 through 2009 are as follows:

            CITGO ESTIMATED CAPITAL EXPENDITURES - 2005 THROUGH 2009

                                                     2006-
                                      2005           2009
                                  PROJECTED(1)     PROJECTED         TOTAL
                                  ------------     ---------        --------
                                                (IN MILLIONS)
Strategic                           $   162        $     648        $    810
Maintenance                              92              393             485
Regulatory / Environmental              261              857           1,118
                                    -------        ---------        --------
   Total                            $   515        $   1,898        $  2,413
                                    =======        =========        ========

----------
(1) These estimates may change as future regulatory events unfold. See "Factors Affecting Forward Looking Statements."

      Estimated capital expenditures necessary to comply with the Clean Air Act and other environmental laws and regulations are summarized below. See "Factors Affecting Forward Looking Statements."

                                     2005       2006      2007      2008      2009       TOTAL
                                    -------   --------   -------   -------   -------    --------
                                                      (IN MILLIONS)
Tier 2 gasoline (1)                 $    59   $     54   $     -   $     -   $     -    $    113
Ultra low sulfur diesel (2)              47        121        45       120       225         558
Other environmental (3)                 155        146        42        77        27         447
                                    -------   --------   -------   -------   -------    --------
   Total regulatory/environmental   $   261   $    321   $    87   $   197   $   252    $  1,118
                                    =======   ========   =======   =======   =======    ========

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

(3) Other environmental spending assumes approximately $289 million in spending to comply with New Source Review standards under the Clean Air Act.

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

      We have outstanding letters of credit that support taxable and tax-exempt bonds that were issued previously for our benefit. During 2003, we repurchased $90 million of taxable bonds and $165 million of tax-exempt bonds due to the non-renewal of these letters of credit. We have not repurchased any bonds in 2004. We have reissued the bonds that were repurchased during 2003 with replacement letters of credit in support or, alternatively, we have replaced these bonds with new bonds that do not require letter of credit support. As of December 31, 2004, we have $409 million of letters of credit outstanding that back or support bond issues that we have issued through governmental entities, which are subject to renewal during the year ending December 31, 2005.

      In August 2002, three of the Company's affiliates entered into agreements to advance excess cash to CITGO from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, Inc., $30 million from PDV America and $10 million from PDV Holding. At December

31, 2004, the amounts outstanding on these notes were $7 million, $14 million and $5 million from PDV Texas, PDV America and PDV Holding, respectively. There were no amounts outstanding on these notes at December 31, 2003.

      As of December 31, 2004, CITGO had an effective shelf registration with the SEC under which it could have publicly offered up to $400 million principal amount of debt securities. Due to CITGO's current credit ratings, the shelf registration statement is not presently available.

      Our unsecured debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table summarizes future payments for CITGO's contractual obligations at December 31, 2004.

                             CONTRACTUAL OBLIGATIONS
                              AT DECEMBER 31, 2004

                                               2005      2006       2007       2008       2009     THEREAFTER
                                            ---------   -------    -------   --------   ---------  ----------
                                                                     ($ in millions)
Long-term debt (1)                          $      11   $   201    $    62   $     45   $      50  $     763
Interest expense (2)                               72        63         51         48          44        472
Capital lease obligations (3)                       8         8          8          8           7         33
Operating leases (4)                              100        61         32         21           6         25
Estimated crude purchase obligations (5)        3,641     3,003      1,960      1,964       1,960      4,074
Estimated product purchase obligations (6)      7,405     3,799      3,799      3,797       3,797          *
Estimated capital project spending
   commitments                                     54         -          -          -           -          -
Other commitments (7)                             387       265        111        105         104        235
                                            ---------   -------    -------   --------   ---------  ---------
Total contractual cash obligations          $  11,678   $ 7,400    $ 6,023   $  5,988   $   5,968  $   5,602 *
                                            =========   =======    =======   ========   =========  =========

----------
(1)   Includes maturities of principal, but excludes interest payments.

(2) Includes interest on fixed and variable rate debt. Variable rate debt was estimated using the all-in rate at December 31, 2004.

(3)   Includes amounts classified as interest.

(4) Represents future minimum lease payments for noncancelable operating leases.

(5) Represents an estimate of contractual crude oil purchase commitments which assure a portion of CITGO's supply requirements. These supply contracts specify minimum volumes to be purchased. Prices were estimated using actual prices paid in December 2004.

(6) Represents an estimate of contractual refined product purchase commitments which assure a portion of CITGO's supply requirements. These supply contracts specify minimum volumes to be purchased. Prices were estimated using actual prices paid in December 2004 or December 2004 market prices as appropriate.

(7) Represents an estimate of contractual commitments to purchase various commodities and services including hydrogen, electricity, steam, fuel gas and vessel freight service.

  * CITGO intends to continue purchasing a portion of its refined product supply from related parties. Such purchases currently amount to approximately $4 billion annually.

(See Consolidated Financial Statements of CITGO--Notes 4, 9 and 13 in Item 15a).

      The following table summarizes CITGO's contingent commitments at December 31, 2004.

                          OTHER COMMERCIAL COMMITMENTS
                              AT DECEMBER 31, 2004

                                 2005    2006    2007    2008      2009  THEREAFTER
                                 ----    ----    ----    ----      ----  ----------
                                                  ($ in millions)
Letters of credit (1)            $  6    $  -    $  -    $  -      $  -     $  -
Guarantees                         39       1       -      10         -        -
Surety bonds                       47       7       3       -         -        -
                                 ----    ----    ----    ----      ----     ----
Total commercial commitments     $ 92    $  8    $  3    $ 10      $  -     $  -
                                 ====    ====    ====    ====      ====     ====

----------
(1) The Company has outstanding letters of credit totaling approximately $415 million, which includes $409 million related to the Company's tax-exempt and taxable revenue bonds shown in the table of contractual obligations above.

(See Consolidated Financial Statements of CITGO--Note 12 in Item 15a).

NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The applicable provisions of FIN 46R had no impact on financial position or results of operations for the year ended December 31, 2004 and CITGO expects that the application of FIN 46R to interests currently held in other entities will not have a material impact on its financial position or results of operations in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. To manage these exposures, management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at December 31, 2004, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. As of December 31, 2004 CITGO's total crude and refined products inventory was 49 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 1.4 million barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

      Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives with initial terms of 90 days or greater and notional amounts of $25 million or greater. At December 31, 2004, none of the Company's commodity derivatives were accounted for as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2004

                                                                    NUMBER OF     CONTRACT     MARKET
                                                                    CONTRACTS      VALUE      VALUE (2)
                                                     MATURITY      ------------   -------     ---------
     COMMODITY                  DERIVATIVE             DATE        Long/(Short)     Asset/(Liability)
--------------------    --------------------------   --------      ------------   ---------------------
                                                                                    ($ in millions)
No Lead Gasoline (1)    Futures Purchased              2005             600       $  33.5     $   31.1
                        Forward Purchase Contracts     2005           2,600       $  90.9     $   89.2
                        Forward Sale Contracts         2005          (1,864)      $ (67.3)    $  (64.6)

Distillates (1)         Futures Purchased              2005           1,885       $  92.2     $   96.0
                        Futures Purchased              2006              30       $   1.4     $    1.5
                        Futures Sold                   2005            (700)      $ (35.4)    $  (33.7)
                        Forward Purchase Contracts     2005           1,367       $  57.9     $   54.0
                        Forward Sale Contracts         2005          (2,457)      $(122.3)    $ (120.4)
                        Forward Sale Contracts         2006             (17)      $  (0.9)    $   (0.8)

Crude Oil (1)           Forward Purchase Contracts     2005             446       $  17.9     $   17.4
                        Forward Sale Contracts         2005            (446)      $ (18.7)    $  (18.5)

----------
(1)   1,000 barrels per contract

(2)   Based on actively quoted prices.

                        NON TRADING COMMODITY DERIVATIVES
                       OPEN POSITIONS AT DECEMBER 31, 2003

                                                                     NUMBER OF      CONTRACT      MARKET
                                                                     CONTRACTS        VALUE      VALUE (2)
                                                         MATURITY   ------------    --------     ---------
    COMMODITY                    DERIVATIVE                DATE     Long/(Short)       Asset/(Liability)
--------------------    -----------------------------    --------   ------------    ----------------------
                                                                                       ($ in millions)
No Lead Gasoline (1)    Futures Purchased                  2004          315        $   12.2     $   12.4
                        Futures Sold                       2004         (396)       $  (15.6)    $  (15.6)
                        Listed Call Options Purchased      2004          750        $      -     $    1.8
                        Listed Call Options Sold           2004         (750)       $      -     $   (1.2)
                        Forward Purchase Contracts         2004        2,117        $   80.2     $   83.0
                        Forward Sale Contracts             2004       (1,842)       $  (71.2)    $  (73.3)

Distillates (1)         Futures Purchased                  2004        2,211        $   73.6     $   82.7
                        Futures Purchased                  2005            4        $    0.1     $    0.1
                        Futures Sold                       2004         (400)       $  (15.3)    $  (15.4)
                        OTC Call Options Purchased         2004            6        $      -     $      -
                        OTC Put Options Purchased          2004            6        $      -     $      -
                        OTC Call Options Sold              2004           (6)       $      -     $      -
                        OTC Put Options Sold               2004           (6)       $      -     $      -
                        Forward Purchase Contracts         2004        1,643        $   60.5     $   60.7
                        Forward Sale Contracts             2004       (1,273)       $  (46.2)    $  (46.8)

Crude Oil (1)           Futures Purchased                  2004          100        $    3.3     $    3.3
                        Futures Sold                       2004         (100)       $   (3.3)    $   (3.3)
                        Forward Purchase Contracts         2004        1,287        $   39.0     $   39.4
                        Forward Sale Contracts             2004         (822)       $  (27.0)    $  (26.7)

----------
(1)   1,000 barrels per contract

(2)   Based on actively quoted prices.

      Debt Related Instruments. CITGO has fixed and floating U.S. currency denominated debt. CITGO uses interest rate swaps to manage its debt portfolio and variable interest rate exposure with the objective of minimizing CITGO's long-term costs. At December 31, 2004 and 2003, CITGO's primary exposures were to LIBOR and floating rates on tax exempt bonds.

      For interest rate swaps, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                     NON TRADING INTEREST RATE DERIVATIVES
                  OPEN POSITIONS AT DECEMBER 31, 2004 AND 2003

                                                       NOTIONAL
                                          FIXED        PRINCIPAL
VARIABLE RATE INDEX   EXPIRATION DATE   RATE PAID       AMOUNT
-------------------   ---------------   ---------   ---------------
                                                    ($ in millions)
J.J. Kenny            February 2005       5.30%     $            12
J.J. Kenny            February 2005       5.27%                  15
J.J. Kenny            February 2005       5.49%                  15
                                                    ---------------
                                                    $            42
                                                    ===============

      Changes in the fair value of these agreements are recorded in other income (expense). The fair value of the interest rate swap agreements in place at December 31, 2004, based on the estimated amount that we would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of approximately $400 thousand, the offset of which is recorded in the balance sheet caption other current liabilities.

      For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2004

                                                                          EXPECTED
 EXPECTED           FIXED         AVERAGE FIXED        VARIABLE       AVERAGE VARIABLE
MATURITIES        RATE DEBT       INTEREST RATE       RATE DEBT         INTEREST RATE
----------     ---------------    -------------    ---------------    ----------------
               ($ in millions)                     ($ in millions)
  2005         $            11         9.30%       $             -             -
  2006                     201         8.10%                     -             -
  2007                      50         8.94%                    12          5.53%
  2008                      25         7.17%                    20          5.73%
  2009                      50         7.22%                     -             -
Thereafter                 403         6.77%                   360          6.95%
               ---------------         ----        ---------------          ----
  Total        $           740         7.36%       $           392          6.85%
               ===============         ====        ===============          ====
Fair Value     $           769                     $           392
               ===============                     ===============

                                DEBT OBLIGATIONS
                              AT DECEMBER 31, 2003

                                                                          EXPECTED
 EXPECTED           FIXED         AVERAGE FIXED        VARIABLE       AVERAGE VARIABLE
MATURITIES        RATE DEBT       INTEREST RATE       RATE DEBT        INTEREST RATE
----------     ---------------    -------------    ---------------    ----------------
               ($ in millions)                     ($ in millions)
  2004         $            31        8.02%        $             -             -
  2005                      11        9.30%                      -             -
  2006                     201        8.10%                    200          7.17%
  2007                      50        8.94%                      -             -
  2008                      25        7.17%                     20          7.67%
Thereafter                 745       10.40%                    190          8.04%
               ---------------       -----         ---------------          ----
  Total        $         1,063        9.74%        $           410          7.60%
               ===============       =====         ===============          ====
Fair Value     $         1,195                     $           410
               ===============                     ===============

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 15a of this report.

QUARTERLY RESULTS OF OPERATIONS

      The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

                                            1ST QTR.         2ND QTR.          3RD QTR.           4TH QTR.
                                                                   ($ IN THOUSANDS)
2004

Sales                                    $   6,655,229    $    8,065,182    $    8,879,290    $     8,427,947
                                         =============    ==============    ==============    ===============
Cost of sales and operating
  expenses, as previously reported       $   6,540,842    $    7,734,801    $    8,532,015    $     7,974,766
Effect of Medicare subsidy (1)                  (7,525)           (7,525)                -                  -
                                         -------------    --------------    --------------    ---------------
Cost of sales and operating
  expenses, as adjusted                  $   6,533,317    $    7,727,276    $    8,532,015    $     7,974,766
                                         =============    ==============    ==============    ===============

Gross margin, as previously reported     $     114,387    $      330,381    $      347,275    $       453,181
Effect of Medicare subsidy (1)                   7,525             7,525                 -                  -
                                         -------------    --------------    --------------    ---------------
Gross margin, as adjusted                $     121,912    $      337,906    $      347,275    $       453,181
                                         =============    ==============    ==============    ===============

Net income, as previously reported       $      34,689    $      172,096    $      205,010    $       194,693
Effect of Medicare subsidy (1)                   7,482            11,033                 -                  -
                                         -------------    --------------    --------------    ---------------
Net income, as adjusted                  $      42,171    $      183,129    $      205,010    $       194,693
                                         =============    ==============    ==============    ===============

(1) In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Reform") was signed into law. Medicare Reform introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB Staff issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The Staff Position permits a sponsor to report the effects of Medicare Reform prospectively in the third quarter of 2004 or retrospectively to the measurement date following enactment of the legislation. CITGO has chosen to use the retrospective method to reflect Medicare Reform as of January 1, 2004. The first and second quarter financial information included herein has been adjusted to retrospectively reflect the effects of Medicare Reform in accordance with the Staff Position. The effect of this legislation at that date was to reduce the benefit obligation by approximately $40 million. The service cost and interest cost components of that reduction total approximately $3 million. Under CITGO's accounting policy for recognizing actuarial gains, net periodic benefit cost for the year ended December 31, 2004 has been reduced $40 million related to this actuarial gain.

                                           1ST QTR.          2ND QTR.          3RD QTR.           4TH QTR.
                                                                  ($ IN THOUSANDS)
2003

Sales                                   $    6,375,681    $    6,021,068    $    6,502,331    $     6,317,280
                                        ==============    ==============    ==============    ===============

Cost of sales and operating expenses    $    6,205,790    $    5,811,233    $    6,267,004    $     6,106,916
                                        ==============    ==============    ==============    ===============

Gross margin                            $      169,891    $      209,835    $      235,327    $       210,364
                                        ==============    ==============    ==============    ===============

Net income                              $      139,811    $      108,709    $      102,869    $        87,385
                                        ==============    ==============    ==============    ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      During the fourth quarter of 2004, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is accumulated and made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the Company does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

      Accordingly, as of December 31, 2004, these officers (principal executive officer and principal financial officer) concluded that the Company's disclosure controls and procedures were effective to accomplish their objectives.

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B. OTHER INFORMATION

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      CITGO has entered into several transactions with PDVSA or affiliates of PDVSA, including crude oil and feedstock supply agreements, agreements for the purchase of refined products and transportation agreements. Under these agreements, CITGO purchased approximately $5.8 billion of crude oil, feedstocks and refined products at market related prices from PDVSA in 2004. At December 31, 2004, $429 million was included in CITGO's current payable to affiliates as a result of its transactions with PDVSA.

      Most of the crude oil and feedstocks purchased by CITGO from PDVSA are delivered on tankers owned by PDV Marina, S.A., a wholly-owned subsidiary of PDVSA. In 2004, 74% of the PDVSA contract crude oil delivered to the Lake Charles and Corpus Christi refineries was delivered on tankers operated by this PDVSA subsidiary.

      LYONDELL-CITGO owns and operates a 265 MBPD refinery in Houston, Texas. LYONDELL-CITGO was formed in 1993 by subsidiaries of CITGO and Lyondell ("the Owners"). The heavy crude oil processed by the Houston refinery is supplied by PDVSA under a long-term crude oil supply agreement through the year 2017. Under this agreement, LYONDELL-CITGO purchased approximately $2.6 billion of crude oil and feedstocks at market related prices from PDVSA in 2004. CITGO purchases substantially all of the gasoline, diesel and jet fuel produced at the Houston refinery under a long-term contract. (See Consolidated Financial Statements of CITGO -- Notes 3 and 4 in Item 15a). Various disputes exist between LYONDELL-CITGO and the Owners and their affiliates concerning the interpretation of these and other agreements between the parties relating to the operation of the refinery.

      CITGO's participation interest in LYONDELL-CITGO was approximately 41% at December 31, 2004, in accordance with agreements between the Owners concerning such interest. CITGO held a note receivable from LYONDELL-CITGO of $35 million at December 31, 2004. The note bears interest at market rates which were approximately 2.7% at December 31, 2004. Principal and interest are due January 1, 2008.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners. Cash distributions are allocated to the owners based on participation interest.

      In October 1998, PDVSA V.I., Inc., an affiliate of PDVSA, acquired a 50% equity interest in HOVENSA and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50% of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (See Consolidated Financial Statements of CITGO -- Notes 2 and 4 in Item 15a). Pursuant to the above arrangement, CITGO acquired approximately 128 MBPD of refined products, approximately one-half of which was gasoline, and 34 MBPD of intermediates from the refinery during 2004.

      The refined product purchase agreements with LYONDELL-CITGO and HOVENSA incorporate various formula prices based on published market prices and other factors. Such purchases totaled $6.8 billion for 2004. At December 31, 2004, $183 million was included in payables to affiliates as a result of these transactions.

      CITGO had refined product, feedstock, crude oil and other product sales of $456 million to affiliates, including LYONDELL-CITGO and Mount Vernon Phenol Plant Partnership, in 2004. At December 31, 2004, $107 million was included in due from affiliates as a result of these and related transactions.

      CITGO has guaranteed approximately $50 million of debt of certain affiliates, including $10 million related to NISCO and $33 million related to PDV Texas, Inc. (See Consolidated Financial Statements of CITGO -- Note 12 in
Item 15a).

      Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and termination value due under the lease of the Corpus Christi Refinery West Plant facilities. (See Consolidated Financial Statements of CITGO -- Note 4 in Item 15a).

      In August 2002, three affiliates entered into agreements to advance excess cash to CITGO from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc., $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875% payable quarterly. At December 31, 2004, the amounts outstanding on these notes were $7 million, $14 million and $5 million from PDV Texas, PDV America and PDV Holding, respectively.

      The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the members according to the agreement and bills each member accordingly. Each member records its amounts due or payable to CITGO in a related party payable account. At December 31, 2004, CITGO had net related party receivables related to federal income taxes of $28 million.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      The following table presents fees for professional audit services rendered for the audit of the Company's financial statements for the years ended December 31, 2004 and 2003, respectively, and fees billed for other services rendered during the same periods.

                                    2004          2003
                                  ---------      -------
                                       (000s omitted)
Audit fees                        $   2,718      $ 1,899
Audit related fees (1)                  244          450
Tax fees                                132          127
All other fees                           69            -
                                  ---------      -------
    Total                         $   3,163      $ 2,476
                                  =========      =======

----------
(1) Audit related fees in 2004 include approximately $139 thousand in fees related to CITGO's registration of $250 million 6% unsecured senior notes. Audit related fees in 2003 include approximately $360 thousand in fees related to CITGO's registration of $550 million 11-3/8% unsecured senior notes.

      CITGO has an audit committee of its board of directors. That committee, in accordance with their pre-approval policy, pre-approves each engagement of the independent accountants for any audit or non-audit services before the accountants are engaged to render those services. A committee member has been designated to represent the entire committee for purposes of approving any services not previously approved by the committee. Any services approved by the designated committee member are reported to the full committee at the next scheduled audit committee meeting. No de minimis exceptions to this approval process are allowed under the audit committee's pre-approval policy, and thus, none of the services described in the preceding table were approved pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

      (1) Financial Statements:

                                                                                               Page
                                                                                               ----
CITGO Petroleum Corporation

 Report of Independent Registered Public Accounting Firm - KPMG LLP                            F-1
 Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP               F-2
 Consolidated Balance Sheets at December 31, 2004 and 2003                                     F-3
 Consolidated Statements of Income and Comprehensive Income
    for the years ended December 31, 2004, 2003 and 2002                                       F-4
 Consolidated Statements of Shareholder's Equity for the years
    ended December 31, 2004, 2003 and 2002                                                     F-5
 Consolidated Statements of Cash Flows for the years ended
    December 31, 2004, 2003 and 2002                                                           F-6
 Notes to Consolidated Financial Statements                                                    F-8

LYONDELL-CITGO Refining LP

 Report of Independent Registered Public Accounting Firm                                       F-33
 Statements of Income for the years ended December 31, 2004, 2003 and 2002                     F-34
 Balance Sheets at December 31, 2004 and 2003                                                  F-35
 Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002                 F-36
 Statements of Partners' Capital for the years ended December 31, 2004, 2003 and 2002          F-37
 Notes to Financial Statements                                                                 F-38

      (2) Exhibits:

      The Exhibit Index in part b. below lists the exhibits that are filed as part of, or incorporated by reference into, this report.

b. EXHIBITS

Exhibit
Number                                     Description
------                                     -----------
3.1         Restated Certificate of Incorporation, as amended (incorporated by reference to the Registrant's Registration Statement on Form 10, File No.
            333-3226, Exhibit 3.1 filed with the Commission on April 4, 1996).

3.2         By-laws of CITGO Petroleum Corporation as amended on March 13, 2001
            (incorporated by reference to Registrant's 2000 Form 10-K, File No.
            1-14380, Exhibit 3.1(i) filed with the Commission on March 21, 2001).

4.1         Master Shelf Agreement (1994) by and between Prudential Insurance Company of America and CITGO Petroleum Corporation ($100,000,000), dated March 4,
            1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226, Exhibit 10.16 filed with the Commission on
            April 4, 1996).

4.2         Letter Agreement by and between the Company and Prudential Insurance
            Company of America, dated March 4, 1994 (incorporated by reference to the
            Registrant's Registration Statement on Form 10, File No. 333-3226, Exhibit
            10.17(i) filed with the Commission on April 4, 1996).

4.3         Letter Amendment No. 1 to Master Shelf Agreement with Prudential Insurance
            Company of America, dated November 14, 1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226,
            Exhibit 10.17(ii) filed with the Commission on April 4, 1996).

4.4         CITGO Senior Debt Securities (1991) Agreement (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1, File No.
            33-63742, Exhibit 10.18 filed with the Commission on June 2, 1993).

4.5         Indenture, dated as of May 1, 1996, between CITGO Petroleum Corporation and the First National Bank of Chicago, relating to the 7-7/8% Senior
            Notes due 2006 of CITGO Petroleum Corporation, including the form of
            Senior Note (incorporated by reference to the Registrant's Registration
            Statement on Form 10, File No. 333-3226, Exhibit 4.1 filed with the
            Commission on April 4, 1996).

4.6         Indenture, dated as of February 27, 2003, between CITGO Petroleum
            Corporation, as Issuer, and The Bank of New York, as Trustee, relating to the $550,000,000 11-3/8% Senior Notes due 2011 of CITGO Petroleum
            Corporation (incorporated by reference to the Registrant's 2002 Form 10-K,
            File No. 1-14380, Exhibit 4.2 filed with the Commission on March 24,
            2003).

4.7         Supplemental Indenture dated as of October 20, 2004 between CITGO
            Petroleum Corporation, as Issuer, and The Bank of New York, as Trusted,
            relating to the $550,000,000 11-3/8% Senior Notes due 2011 of CITGO
            Petroleum Corporation (incorporated by reference to the Registrant's Form
            8-K dated October 22, 2004, File No. 1-14380, Exhibit 4.1 filed with the
            Commission on October 28, 2004).

4.8         Indenture, dated as of October 22, 2004, between CITGO Petroleum
            Corporation, as Issuer, and J.P. Morgan Trust Company, National
            Association, as Trustee, relating to the $250,000,000 6% Senior Notes due
            2011 of CITGO Petroleum Corporation (incorporated by reference to the
            Registrant's Registration Statement on Form S-4, File No. 333-122100,
            Exhibit 4.1 filed with the Commission on January 18, 2005).

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

10.14       Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated
            December 31, 1998 (incorporated by reference to the Registrant's 1998 Form
            10-K, File No. 1-14380, Exhibit 10.24 filed with the Commission on March
            17, 1999).

10.15       $260,000,000 Three-Year Credit Agreement dated as of December 11, 2002 among CITGO Petroleum Corporation, Bank of America, N.A., as
            Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, Societe
            Generale, as Documentation Agent and the other lenders party thereto
            (incorporated by reference to the Registrant's 2002 Form 10-K, File No.
            1-14380, Exhibit 10.22 filed with the Commission on March 24, 2003).

10.16       First Amendment to Three-Year Credit Agreement entered into January 29,
            2003, but effective as of December 11, 2002, among CITGO Petroleum
            Corporation, Bank of America, N.A., as Administrative Agent and the other lenders party thereto (incorporated by reference to the Registrant's 2002
            Form 10-K, File No. 1-14380, Exhibit 10.23 filed with the Commission on
            March 24, 2003).

10.17       Purchase and Sale Agreement dated as of February 28, 2003 between CITGO
            Petroleum Corporation and CITGO Funding Company, L.L.C. (incorporated by reference to the Registrant's 2003 Form 10-K, File No. 1-14380, Exhibit
            10.23 filed with the Commission on March 30, 2004).

10.18       Amendment No. 1 dated as of November 26, 2003 to Purchase and Sale
            Agreement dated as of February 28, 2003 (incorporated by reference to the
            Registrant's 2003 Form 10-K, File No. 1-14380, Exhibit 10.24 filed with the Commission on March 30, 2004).

10.19       Receivables Purchase Agreement dated as of February 28, 2003 among CITGO
            Funding Company, L.L.C., CITGO Petroleum Corporation, Asset One
            Securitization, LLC and Societe Generale (incorporated by reference to the
            Registrant's 2003 Form 10-K, File No. 1-14380, Exhibit 10.25 filed with the Commission on March 30, 2004).

10.20       Amendment No. 1 dated as of November 26, 2003 to Receivables Purchase
            Agreement dated as of February 28, 2003 (incorporated by reference to the
            Registrant's 2003 Form 10-K, File No. 1-14380, Exhibit 10.26 filed with the Commission on March 30, 2004).

10.21       Amendment No. 2 dated as of November 24, 2004 to Receivables Purchase
            Agreement dated as of February 28, 2003.

12.1*       Computation of Ratio of Earnings to Fixed Charges.

23.1*       Consent of Independent Registered Public Accounting Firm of CITGO
            Petroleum Corporation.

23.2*       Consent of Independent Registered Public Accounting Firm of CITGO
            Petroleum Corporation.

23.3*       Consent of Independent Registered Public Accounting Firm of CITGO
            Petroleum Corporation.

23.4*       Consent of Independent Registered Public Accounting Firm of CITGO
            Petroleum Corporation.

23.5*       Consent of Independent Registered Public Accounting Firm of LYONDELL-CITGO
            Refining LP.

23.6*       Consent of Independent Registered Public Accounting Firm of LYONDELL-CITGO
            Refining LP.

31.1*       Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities
            Exchange Act of 1934 as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by Felix Rodriguez, President and Chief
            Executive Officer.

31.2*       Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities
            Exchange Act of 1934 as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by Larry E. Krieg, Chief Financial
            Officer.

32.1*       Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United
            States Code as to the Annual Report on Form 10-K for the fiscal year ended
            December 31, 2004 filed by Felix Rodriguez, President and Chief Executive
            Officer.

32.2*       Certification Pursuant to Section 1350 of Chapter 63 of Title 18 United
            States Code as to the Annual Report on Form 10-K for the fiscal year ended
            December 31, 2004 filed by Larry E. Krieg, Chief Financial Officer.

----------
* Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CITGO PETROLEUM CORPORATION

                                           /s/ PAUL LARGESS
                                           -------------------------------------
                                           Paul Largess
                                           Controller (Chief Accounting Officer)

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signatures                       Title                       Date

By /s/ ALEJANDRO GRANADO        Chairman of the Board         March 30, 2005
   ------------------------     and Director
       Alejandro Granado

By /s/ JUAN CARLOS BOUE         Director                      March 30, 2005
   -----------------------
       Juan Carlos Boue

By /s/ EUDOMARIO CARRUYO        Director                      March 30, 2005
   ------------------------
      Eudomario Carruyo

By /s/ ASDRUBAL CHAVEZ          Director                      March 30, 2005
   ------------------------
       Asdrubal Chavez

By /s/ BERNARD MOMMER           Director                      March 30, 2005
   ------------------------
       Bernard Mommer

By /s/ FELIX RODRIGUEZ          President, Chief Executive    March 30, 2005
   ------------------------     Officer and Director
       Felix Rodriguez

By /s/ LARRY E. KRIEG           Vice President Finance and    March 30, 2005
   ------------------------     Chief Financial Officer
       Larry E. Krieg

CITGO PETROLEUM
CORPORATION

Consolidated Financial Statements as of December 31, 2004 and 2003, and for Each of the Three Years in the Period Ended December 31, 2004, and Reports of Independent Registered Public Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

We have audited the accompanying consolidated balance sheets of CITGO Petroleum Corporation and subsidiaries ("the Company") as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of LYONDELL-CITGO Refining, LP ("LCR"), a 41.25 percent owned investee company. The Company's investment in LCR at December 31, 2004 and 2003 was $410 million and $455 million, respectively, and its equity in earnings of LCR was $197 million and $84 million for the years then ended, respectively. The financial statements of LCR were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LCR, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of CITGO Petroleum Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Tulsa, Oklahoma
March 3, 2005, except as to Note 17,
which is as of March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of CITGO Petroleum Corporation:

We have audited the accompanying consolidated statements of income and comprehensive income, shareholder's equity and cash flows of CITGO Petroleum Corporation and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, changes in shareholder's equity, and cash flows of CITGO Petroleum Corporation and subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
February 14, 2003

CITGO PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                              DECEMBER 31,
                                                                                  -----------------------------------
                                                                                       2004                 2003
                                                                                  --------------       --------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                        $       23,033       $      202,008
 Accounts receivable, net                                                              1,292,751            1,060,333
 Due from affiliates                                                                     106,514               71,336
 Inventories                                                                           1,165,660            1,017,613
 Prepaid expenses and other                                                               77,696               28,003
                                                                                  --------------       --------------
   Total current assets                                                                2,665,654            2,379,293

PROPERTY, PLANT AND EQUIPMENT - Net                                                    4,038,505            3,907,203
RESTRICTED CASH                                                                            2,315                6,886
INVESTMENTS IN AFFILIATES                                                                580,647              647,649
OTHER ASSETS                                                                             356,551              332,462
                                                                                  --------------       --------------
                                                                                  $    7,643,672       $    7,273,493
                                                                                  ==============       ==============
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                 $      888,030       $      766,331
 Payables to affiliates                                                                  674,997              486,058
 Taxes other than income                                                                 290,456              173,932
 Other                                                                                   251,451              255,953
 Current portion of long-term debt                                                        11,364               31,364
 Current portion of capital lease obligation                                               4,404                2,336
                                                                                  --------------       --------------
   Total current liabilities                                                           2,120,702            1,715,974

LONG-TERM DEBT                                                                         1,120,527            1,442,100
CAPITAL LEASE OBLIGATION                                                                  43,755               25,969
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                              359,707              319,911
OTHER NONCURRENT LIABILITIES                                                             337,250              308,248
DEFERRED INCOME TAXES                                                                    939,299              959,807
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDER'S EQUITY:
 Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding               1                    1
 Additional capital                                                                    1,659,698            1,659,698
 Retained earnings                                                                     1,088,096              863,093
 Accumulated other comprehensive loss                                                    (25,363)             (21,308)
                                                                                  --------------       --------------
   Total shareholder's equity                                                          2,722,432            2,501,484
                                                                                  --------------       --------------
                                                                                  $    7,643,672       $    7,273,493
                                                                                  ==============       ==============

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)

                                                                              2004               2003               2002
REVENUES:
  Net sales (1)                                                         $      31,571,937    $   24,829,305    $     19,080,845
  Sales to affiliates                                                            455,711           387,055             277,477
                                                                       -----------------    --------------    ----------------
                                                                              32,027,648        25,216,360          19,358,322

  Equity in earnings of affiliates                                               242,108           118,268             101,326
  Insurance recoveries                                                                 -           146,165             406,570
  Other income (expense), net                                                      7,319            14,965             (19,735)
                                                                       -----------------    --------------    ----------------
                                                                              32,277,075        25,495,758          19,846,483
                                                                       -----------------    --------------    ----------------

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including purchases
    of $12,334,523, $9,109,938 and $6,779,798 from affiliates) (1)            30,767,374        24,390,943          19,211,316
  Selling, general and administrative expenses                                   327,830           295,597             284,871
  Interest expense, excluding capital lease                                      254,923           119,737              67,394
  Capital lease interest charge                                                    3,522             5,271               7,017
                                                                       -----------------    --------------    ----------------
                                                                              31,353,649        24,811,548          19,570,598
                                                                       -----------------    --------------    ----------------

INCOME BEFORE INCOME TAXES                                                       923,426           684,210             275,885
INCOME TAXES                                                                     298,423           245,436              95,873
                                                                       -----------------    --------------    ----------------
NET INCOME                                                                       625,003           438,774             180,012

OTHER COMPREHENSIVE INCOME (LOSS):
  Cash flow hedges:
    Reclassification adjustment for derivative losses included in net income, net of related income taxes of $177 in 2004,
      $172 in 2003 and $182 in 2002                                                  315               304                 310

  Foreign currency translation gain (loss), net of related
    income taxes of $114 in 2004, $168 in 2003, and $(78) in 2002                    211               302                (172)

  Minimum pension liability adjustment, net of related
    taxes of $(2,633) in 2004, $2,151 in 2003 and $(12,835) in 2002               (4,581)            3,741             (22,328)
                                                                       -----------------    --------------    ----------------

             Total other comprehensive income (loss)                              (4,055)            4,347             (22,190)
                                                                       -----------------    --------------    ----------------

COMPREHENSIVE INCOME                                                   $         620,948    $      443,121    $        157,822
                                                                       =================    ==============    ================

Supplemental information (billions of dollars)

(1) Includes amounts related to buy/sell arrangements:
     Net sales                                                         $             3.7    $          3.9                   *
     Cost of sales and operating expenses                              $             3.7    $          3.8                   *

*Information is not available for 2002.

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
(DOLLARS AND SHARES IN THOUSANDS)


                                                                                     ACCUMULATED OTHER
                                                                                COMPREHENSIVE INCOME (LOSS)
                                                                     ------------------------------------------------
                             COMMON STOCK                              MINIMUM      FOREIGN       CASH                    TOTAL
                            --------------   ADDITIONAL   RETAINED     PENSION      CURRENCY      FLOW                SHAREHOLDER'S
                            SHARES  AMOUNT    CAPITAL     EARNINGS    LIABILITY   TRANSLATION    HEDGES      TOTAL        EQUITY
BALANCE, JANUARY 1, 2002      1     $    1  $ 1,659,698 $   745,102  $    (2,484) $         -  $    (981) $   (3,465) $   2,401,336

Net income                    -          -            -     180,012            -            -          -           -        180,012

Other comprehensive (loss)
  income                      -          -            -           -      (22,328)        (172)       310     (22,190)       (22,190)
                             --     ------  ----------- -----------  -----------  -----------  ---------  ----------  -------------

BALANCE, DECEMBER 31, 2002    1          1    1,659,698     925,114      (24,812)        (172)      (671)    (25,655)     2,559,158

Net income                    -          -            -     438,774            -            -          -           -        438,774

Other comprehensive income    -          -            -           -        3,741          302        304       4,347          4,347

Dividends paid to
 parent, PDV America          -          -            -    (500,795)           -            -          -           -       (500,795)
                             --     ------  ----------- -----------  -----------  -----------  ---------  ----------  -------------

BALANCE, DECEMBER 31, 2003    1          1    1,659,698     863,093      (21,071)         130       (367)    (21,308)     2,501,484

Net income                    -          -            -     625,003            -            -          -           -        625,003

Other comprehensive (loss)
  income                      -          -            -           -       (4,581)         211        315      (4,055)        (4,055)

Dividends paid to
 parent, PDV America          -          -            -    (400,000)           -            -          -           -       (400,000)
                             --     ------  ----------- -----------  -----------  -----------  ---------  ----------  -------------

BALANCE, DECEMBER 31, 2004    1     $    1  $ 1,659,698 $ 1,088,096  $   (25,652) $       341  $     (52) $  (25,363) $   2,722,432
                             ==     ======  =========== ===========  ===========  ===========  =========  ==========  =============

See notes to consolidated financial statements.

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)

                                                                   2004            2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $   625,003     $   438,774     $    180,012
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                     375,213         333,626          298,686
  Provision for losses on accounts receivable                        12,415          15,066           17,458
  Deferred income taxes                                             (10,519)        159,791           37,642
  Distributions in excess of equity in earnings of affiliates        67,146         100,071           22,313
  Other adjustments                                                   9,142          18,329            3,992
  Changes in operating assets and liabilities:
   Accounts receivable and due from affiliates                     (291,141)       (155,126)         (40,009)
   Inventories                                                     (148,047)         73,302           18,431
   Prepaid expenses and other current assets                        (49,248)          6,478           62,465
   Accounts payable and other current liabilities                   394,102         (68,508)         315,266
   Other assets                                                    (121,114)        (98,568)        (128,466)
   Other liabilities                                                 69,567         171,794           30,483
                                                                -----------     -----------     ------------
    Total adjustments                                               307,516         556,255          638,261
                                                                -----------     -----------     ------------
    Net cash provided by operating activities                       932,519         995,029          818,273
                                                                -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                              (341,349)       (413,704)        (711,834)
 Proceeds from sales of property, plant and equipment                   599           4,015              919
 Decrease (increase) in restricted cash                               4,571          16,600          (23,486)
 Investments in LYONDELL-CITGO Refining LP                          (30,690)        (21,208)         (32,000)
 Investments in and advances to other affiliates                    (14,882)         (3,800)         (22,484)
                                                                -----------     -----------     ------------
    Net cash used in investing activities                          (381,751)       (418,097)        (788,885)
                                                                -----------     -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayments of) proceeds from revolving bank loans                   -        (279,300)        (112,200)
 Proceeds from 6% senior notes due 2011                             248,250               -                -
 (Payments on) proceeds from 11-3/8% senior notes due 2011         (543,355)        546,590                -
 (Payments on) proceeds from senior secured term loan              (200,000)        200,000                -
 Repurchase of senior notes due 2006                                      -         (47,500)               -
 Proceeds from (payments on) loans from affiliates                   26,100         (39,000)          39,000
 Payments on private placement senior notes                         (11,364)        (11,364)         (11,364)
 Payments of master shelf agreement notes                           (20,000)        (50,000)         (25,000)
 Proceeds from (payments on) taxable bonds                           55,000         (90,000)         (31,000)
 Proceeds from (payments on) tax-exempt bonds                       126,805         (93,400)          68,502
 Payments of capital lease obligations                               (4,131)        (23,601)         (20,358)
 Repayments of other debt                                                 -               -           (8,305)
 Dividends paid to parent, PDV America                             (400,000)       (500,795)               -
 Debt issuance costs                                                 (7,048)        (19,579)               -
                                                                -----------     -----------     ------------
    Net cash used in financing activities                          (729,743)       (407,949)        (100,725)
                                                                -----------     -----------     ------------

                                                                     (Continued)

CITGO PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)

                                                          2004             2003              2002
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     $    (178,975)   $      168,983    $      (71,337)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             202,008            33,025           104,362
                                                     -------------    --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $      23,033    $      202,008    $       33,025
                                                     =============    ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest, net of amounts capitalized             $     271,851    $      100,492    $       72,970
                                                     =============    ==============    ==============
    Income taxes, net of refunds of $441 in 2004
      $45,794 in 2003 and $50,733 in 2002            $     348,470    $      110,965    $      (45,745)
                                                     =============    ==============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES:
  Investment in LYONDELL-CITGO Refining LP (Note 3)  $           -    $       (6,840)   $            -
                                                     =============    ==============    ==============

  Assets received upon dissolution of a partnership  $      16,265    $            -    $            -
                                                     =============    ==============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING ACTIVITIES:
  Capital leases (Note 13)                           $      22,740    $            -    $            -
                                                     =============    ==============    ==============

See notes to consolidated financial statements.                      (Concluded)

CITGO PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

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

      SUPPLY AND MARKETING ACTIVITIES - The Company engages in the buying and selling of crude oil to supply its refineries. In order to obtain crude oil of a specific grade and quantity in a certain location, the Company may enter a contract to sell a different grade and quantity at a different location. In the event that the Company does not have the specified crude oil to satisfy its counterparty's needs, it must purchase that crude oil from a third party and sell it to the counterparty. The net results of this activity are recorded in cost of sales.

      The Company also engages in the buying and selling of refined products to facilitate the marketing of its refined products. The results of this activity are recorded in cost of sales and sales.

      In a typical refined product buy/sell transaction, the Company enters into a contract to buy a particular type of refined product at a specified location and date from a particular counterparty and simultaneously agrees to sell a particular type of refined product at a different location on the same or another specified date, generally with the same counterparty. The value of the purchased volume may not equal the value of the sold volume due to grade or quality differentials, location differentials or timing differences.

      The characteristics of the refined product buy/sell transactions include gross invoicing between the Company and its counterparties and cash settlement of the transactions. Nonperformance by one party to deliver does not relieve the other party of its obligation to perform. Both transactions require physical delivery of the product. The risks and rewards of ownership are evidenced by title transfer, assumption of risk of loss and credit risk.

      The Company believes that these refined product buy/sell transactions are monetary in nature and thus outside the scope of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" (APB No. 29"). Additionally, the Company has evaluated Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", ("EITF No. 99-19") and, based on that evaluation believes that the recording of these transactions on a gross basis is appropriate.

      The Emerging Issues Task Force ("EITF") is currently considering Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," ("EITF 04-13") which relates to transactions in which an entity sells inventory to another entity in the same line of business from which it also purchases inventory. The following questions have been raised regarding the accounting for these types of transactions and are expected to be addressed by the EITF:

      a) Under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB No. 29?

      b) If nonmonetary transactions within the scope of APB No. 29 involve inventory, are there any circumstances under which the transactions should be recognized at fair value?

      Depending on the EITF's conclusions on this issue, it is possible that net sales and cost of sales and expenses on the consolidated statement of income would both be reduced by the amount of refined product buy/sell transactions. The Company believes that the impact of such a reduction on net income would result from changes to LIFO inventory calculations and would not be material to the Company's consolidated financial statements.

      Refined product exchange transactions that do not involve the payment or receipt of cash are not accounted for as purchases or sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the Company's last-in, first-out ("LIFO") inventory method. Exchanges that are settled through payment or receipt of cash are accounted for as purchases or sales.

      EXCISE TAXES - The Company collects excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $3.8 billion, $3.5 billion, and $3.2 billion were collected from customers and paid to various governmental entities in 2004, 2003, and 2002, respectively. Excise taxes are not included in sales revenue.

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

      The Company capitalizes interest on projects when construction entails major expenditures over extended time periods. Such interest is allocated to property, plant and equipment and amortized over the estimated useful lives of the related assets. Interest capitalized totaled $7 million, $9 million, and $4 million, during 2004, 2003, and 2002, respectively.

      RESTRICTED CASH - The Company has restricted cash consisting of highly liquid investments held in trust accounts in accordance with tax exempt revenue bonds due 2031. Funds are released solely for financing the qualified capital expenditures as defined in the bond agreement.

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

      REFINERY MAINTENANCE - Costs of major refinery turnaround maintenance are charged to operations over the estimated period between turnarounds. Turnaround periods range approximately from one to seven years. Unamortized costs are included in other assets. Amortization of refinery turnaround costs is included in depreciation and amortization expense. Amortization was $94 million, $88 million, and $75 million for 2004, 2003, and 2002, respectively. Ordinary maintenance is expensed as incurred.

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

      NEW ACCOUNTING STANDARDS - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The applicable provisions of FIN 46R had no impact on financial position or results of operations for the year ended December 31, 2004 and CITGO expects that the application of FIN 46R to interests currently held in other entities will not have a material impact on its financial position or results of operations in the future.

2.    REFINERY AGREEMENTS

      An affiliate of PDVSA has a 50 percent equity interest in a joint venture that owns and operates a refinery in St. Croix, U.S. Virgin Islands ("HOVENSA") and has the right under a product sales agreement to assign periodically to CITGO, or other related parties, its option to purchase 50 percent of the refined products produced by HOVENSA (less a certain portion of such products that HOVENSA will market directly in the local and Caribbean markets). In addition, under the product sales agreement, the PDVSA affiliate has appointed CITGO as its agent in designating which of its affiliates shall from time to time take deliveries of the refined products available to it. The product sales agreement will be in effect for the life of the joint venture, subject to termination events based on default or mutual agreement (Note 4). Pursuant to the above arrangement, CITGO acquired approximately 162 MBPD, 149 MBPD, and 100 MBPD of refined products from HOVENSA during 2004, 2003, and 2002, respectively, approximately one-half of which was gasoline.

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

      As of December 31, 2004 and 2003, CITGO has a note receivable from LYONDELL-CITGO of $35 million. The note bears interest at market rates, which were approximately 2.7 percent and 1.9 percent at December 31, 2004 and 2003. Principal and interest are due in January 1, 2008. Accordingly, the note and related accrued interest are included in the balance sheet caption other assets, noncurrent in the accompanying consolidated balance sheets. In addition, during 2003, CITGO converted $6.8 million of accrued interest related to this note to investments in LYONDELL-CITGO.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                       DECEMBER 31,
                                                       --------------------------------------------
                                                           2004           2003             2002
                                                                      (000s OMITTED)
Carrying value of investment                           $   409,782    $     454,679    $    518,279
Notes receivable                                            35,278           35,278          35,278
Participation interest                                          41%              41%             41%
Equity in net income                                   $   196,889    $      83,503    $     77,902
Cash distributions received                                270,713          177,799          88,663

Summary of LYONDELL-CITGO's financial position:
 Current assets                                        $   359,000    $     316,000    $    357,000
 Noncurrent assets                                       1,288,000        1,321,000       1,400,000
 Current liabilities:
  Current portion of long-term debt                          5,000                -               -
  Distributions payable to partners                        133,000           36,000         181,000
  Other                                                    450,000          350,000         333,000
 Noncurrent liabilities (including debt of $443,000
  at December 31, 2004 and $450,000 at                     819,000          828,000         840,000
  December 31, 2003 and 2002)
 Partners' capital                                         240,000          423,000         403,000

Summary of operating results:
 Revenue                                               $ 5,603,000    $   4,162,000    $  3,392,000
 Gross profit                                              575,000          320,000         299,000
 Net income                                                500,000          228,000         213,000

      On May 21, 2004, LYONDELL-CITGO closed on a three-year, $550 million credit facility to replace its expiring $520 million credit facility. The new credit facility is comprised of a $450 million senior secured term loan and a $100 million senior secured revolver, both with an interest rate of the London Interbank Offered Rate ("LIBOR") plus 2.5 percent. The facility is secured by substantially all of the assets of LYONDELL-CITGO and contains covenants that require LYONDELL-CITGO to maintain specified financial ratios. In September 2004, LYONDELL-CITGO obtained an amendment to the new facility which reduces the interest rate to LIBOR plus 2 percent and eases certain financial covenants, including the debt to total capitalization ratio. There was no outstanding balance under the working capital revolving credit facility at December 31, 2004.

4.    RELATED PARTY TRANSACTIONS

      The Company purchases approximately one-half of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements and spot purchases. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. The Company purchased $5.8 billion, $4.2 billion, and $3.3 billion of crude oil, feedstocks and other products from wholly owned subsidiaries of PDVSA in 2004, 2003, and 2002, respectively, under these and other purchase agreements. At

      December 31, 2004 and 2003, $429 million and $335 million, respectively, were included in payables to affiliates as a result of these transactions.

      These crude oil supply agreements require PDVSA to supply minimum quantities of crude oil and other feedstocks to CITGO. The supply agreements differ somewhat for each refinery but generally incorporate formula prices based on the market value of a slate of refined products deemed to be produced from each particular grade of crude oil or feedstock, less (i) specified deemed refining costs; (ii) specified actual costs, including transportation charges, actual cost of natural gas and electricity, import duties and taxes; and (iii) a deemed margin, which varies according to the grade of crude oil or feedstock delivered. Under each supply agreement, deemed margins and deemed costs are adjusted periodically by a formula primarily based on the rate of inflation. Because deemed operating costs and the slate of refined products deemed to be produced for a given barrel of crude oil or other feedstock do not necessarily reflect the actual costs and yields in any period, the actual refining margin earned by CITGO under the various supply agreements will vary depending on, among other things, the efficiency with which CITGO conducts its operations during such period. The price CITGO pays for crude oil purchased under these crude oil supply agreements is not directly related to the market price of any other crude oil. Thus there are periods in which the price paid for crude oil purchased under those agreements may be higher or lower than the price that might have been paid in the spot market.

      The Company also purchases refined products from various other affiliates including LYONDELL-CITGO and HOVENSA, under long-term contracts. These agreements incorporate various formula prices based on published market prices and other factors. Such purchases totaled $6.8 billion, $4.9 billion, and $3.5 billion for 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, $183 million and $148 million, respectively, were included in payables to affiliates as a result of these transactions.

      The Company had refined product, feedstock, and other product sales to affiliates, primarily at market-related prices, of $456 million, $387 million, and $277 million in 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, $107 million and $71 million, respectively, was included in due from affiliates as a result of these and related transactions.

      Under a separate guarantee of rent agreement, PDVSA has guaranteed payment of rent, stipulated loss value and terminating value due under the lease of the Corpus Christi refinery facilities described in Note 13. The Company has also guaranteed debt of certain affiliates (Note 12).

      In August 2002, three affiliates entered into agreements to advance cash to CITGO from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding, Inc. ("PDV Holding"). The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875%, payable quarterly. At December 31, 2004, the amounts outstanding on these notes were $7 million, $14 million and $5 million from PDV Texas, PDV America and PDV Holding, respectively. There were no amounts outstanding on these notes at December 31, 2003.

      The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the members according to the agreement and bills each member accordingly. Each member records its amounts due from or payable to CITGO in a related party payable account. At December 31, 2004 and 2003, CITGO had net related party receivables related to federal income taxes of $28 million and $35 million, respectively, which is included in due from affiliates.

      At December 31, 2004, CITGO has federal income tax prepayments of $39 million included in other current assets. At December 31, 2003, CITGO has federal income taxes payable of $5 million included in other current liabilities.

5.    ACCOUNTS RECEIVABLE

                                           2004           2003
                                              (000s OMITTED)
Trade                                   $ 1,146,274    $  972,534
Credit card                                 133,586        93,830
Other                                        40,745        18,468
                                        -----------    ----------
                                          1,320,605     1,084,832
Allowance for uncollectible accounts        (27,854)      (24,499)
                                        -----------    ----------

                                        $ 1,292,751    $1,060,333
                                        ===========    ==========

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

      The Company has a limited purpose consolidated subsidiary, CITGO Funding Company L.L.C. ("CITGO Funding"), which established a non-recourse agreement to sell an undivided interest in specified trade accounts receivables ("pool") to independent third parties. Under the terms of the agreement, new receivables are added to the pool as collections (administered by CITGO) reduce previously sold receivables. CITGO pays specified fees related to its sale of receivables under the program. The outstanding invested amount of the interest sold to third-parties at any one time under the trade accounts receivable sales agreement is limited to a maximum of $275 million (increased from $200 million through an amendment in November 2003).

      As of December 31, 2004 and 2003, $755 million and $652 million, respectively, of CITGO's accounts receivable comprised the designated pool of trade receivables owned by CITGO Funding. The pool of receivables had a weighted average life of 2.9 and 4.7 days at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, no outstanding investment in the receivables in the designated pool had been sold to the third party and the entire amount of the receivables was retained by CITGO Funding. This retained interest, which is included in receivables, net in the consolidated balance sheets, is recorded at fair value. Due to (i) a short average collection cycle for such trade receivables, (ii) CITGO's positive collection history, and (iii) the characteristics of such trade accounts receivables, the fair value of CITGO's retained interest approximates the total amount of trade accounts receivable reduced by the outstanding invested amount of the third parties in the trade accounts receivable in which interests are sold to the third-party under the facility.

      CITGO recorded no gains or losses associated with the sales in the years ended December 31, 2004 and 2003 other than the fees incurred by CITGO related to this facility, which were included in other income (expense), net in the consolidated statements of income. Such fees were $4 million, $6 million and $3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The third party's outstanding investments in CITGO trade accounts receivables were never in excess of the sales facility limits at any time under this program.

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

6.    INVENTORIES

                                2004           2003
                                  (000s OMITTED)
Refined product             $   787,795    $    686,483
Crude oil                       284,301         239,974
Materials and supplies           93,564          91,156
                            -----------    ------------

                            $ 1,165,660    $  1,017,613
                            ===========    ============

      At December 31, 2004 and 2003, estimated net market values exceeded historical cost by approximately $1.3 billion and $707 million, respectively.

      The reduction of hydrocarbon LIFO inventory quantities resulted in a liquidation of prior years' LIFO layers and decreased cost of goods sold by $3 million and $66 million in 2004 and 2003, respectively.

7.    PROPERTY, PLANT AND EQUIPMENT

                                                 2004            2003
                                                   (000s OMITTED)
Land                                         $   132,189     $   137,010
Buildings and leaseholds                         445,224         442,765
Machinery and equipment                        5,295,813       4,985,068
Vehicles                                          13,520          35,209
Construction in process                          392,533         300,361
                                             -----------     -----------
                                               6,279,279       5,900,413
Accumulated depreciation and amortization     (2,240,774)     (1,993,210)
                                             -----------     -----------

                                             $ 4,038,505     $ 3,907,203
                                             ===========     ===========

      Depreciation expense for 2004, 2003, and 2002 was $258 million, $237 million, and $223 million, respectively.

      Net losses on disposals and retirements of property, plant and equipment were approximately $4 million, $3 million, and $5 million in 2004, 2003, and 2002, respectively.

8.    INVESTMENTS IN AFFILIATES

      In addition to LYONDELL-CITGO, the Company's investments in affiliates consist primarily of equity interests of 6.8 percent to 50 percent in joint interest pipelines and terminals, including a 15.79 percent interest in Colonial Pipeline Company; a 49.5 percent partnership interest in Nelson Industrial Steam Company ("NISCO"), which is a qualified cogeneration facility; and a 49 percent partnership interest in Mount Vernon Phenol Plant. The carrying value of these investments exceeded the Company's equity in the underlying net assets by approximately $121 million and $125 million at December 31, 2004 and 2003, respectively.

      At December 31, 2004 and 2003, NISCO had a partnership deficit. CITGO's share of this deficit, as a general partner, was $23 million and $31 million at December 31, 2004 and 2003, respectively, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

      Information on the Company's investments, including LYONDELL-CITGO, follows:

                                                                  DECEMBER 31,
                                                       ---------------------------------
                                                          2004        2003       2002
                                                                 (000s OMITTED)
Company's investments in affiliates
   (excluding NISCO)                                   $ 580,647   $ 647,649   $ 716,469
Company's equity in net income of affiliates             242,108     118,268     101,326
Dividends and distributions received from affiliates     313,721     218,338     123,639

      Selected financial information provided by the affiliates is summarized as follows:

                                                                       DECEMBER 31,
                                                    ------------------------------------------------
                                                        2004               2003              2002
                                                                    (000s OMITTED)
Summary of financial position:
   Current assets                                   $    705,057       $    636,379       $  740,019
   Noncurrent assets                                   3,253,469          3,372,509        3,396,209
   Current liabilities (including debt of
     $175,870, $43,902 and $52,417 at
     December 31, 2004, 2003, and 2002,
     respectively)                                     1,099,324            778,974          846,623
   Noncurrent liabilities (including debt of
     $1,940,898, $2,121,018 and $2,185,502
     at December 31, 2004, 2003, and 2002,
     respectively)                                     2,702,698          2,830,317        2,863,505

Summary of operating results:
   Revenues                                         $  7,630,497       $  5,909,974       $4,906,397
   Gross profit                                        1,194,205            918,327          879,907
   Net income                                            802,436            504,548          449,779

9.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

                                                                                                 2004             2003
                                                                                                    (000s OMITTED)
Senior Secured Term Loan, due 2006 with variable interest rate                              $           -     $    200,000

Senior Notes, $250 million face amount, due 2011
   interest rate of 6%                                                                            248,299                -

Senior Notes, $200 million face amount, due 2006 with
   interest rate of 7-7/8%                                                                        149,969          149,946

Senior Notes, $550 million face amount, due 2011 with
   interest rate of 11-3/8%                                                                         6,613          546,949

Private Placement Senior Notes, due 2004 to 2006 with an
   interest rate of 9.30%                                                                          22,727           34,091

Master Shelf Agreement Senior Notes, due 2004 to 2009 with interest
   rates from 7.17% to 8.94%                                                                      165,000          185,000

Tax-Exempt Bonds, due 2004 to 2033 with variable and fixed interest rates                         459,283          332,478

Taxable Bonds, due 2026 to 2028 with variable interest rates                                       80,000           25,000
                                                                                            -------------     ------------

                                                                                                1,131,891        1,473,464
Current portion of long-term debt                                                                 (11,364)         (31,364)
                                                                                            -------------     ------------

                                                                                            $   1,120,527     $  1,442,100
                                                                                            =============     ============

      REVOLVING BANK LOANS - The Company has a $260 million, three-year, unsecured revolving bank loan maturing in December 2005. There was no outstanding balance under this credit agreement at December 31, 2004 and 2003.

      SENIOR SECURED TERM LOAN - The Company had a senior secured term loan under an agreement with a syndication of various lenders. The senior loan was secured by CITGO's equity interest in two pipeline companies. CITGO retired the senior loan on June 25, 2004. The costs to retire the senior loan prior to the maturity date of February 2006 included a prepayment charge of $4 million.

      SHELF REGISTRATION - SENIOR NOTES - In October 2004, the Company issued $250 million of 6% unsecured senior notes due October 15, 2011. In connection with this transaction, CITGO repurchased approximately $543 million principal amount of its 11-3/8% senior notes due 2011 as part of a tender offer for such notes. CITGO recorded, as charges to interest expense, a $121.9 million tender premium, $10.6 million unamortized fees and $2.7 million unamortized discounts.

      In February 2003, the Company issued $550 million aggregate principal amount of 11-3/8% unsecured senior notes due February 1, 2011. In connection with this debt issuance, CITGO redeemed $50 million principal amount of its 7-7/8% senior notes due 2006. After the tender offer for the 11-3/8% notes in October 2004, approximately $6.6 million remain outstanding at December 31, 2004.

In April 1996, the Company filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities. In May 1996, CITGO issued $200 million aggregate principle amount of 7-7/8% unsecured senior notes due 2006. Due to CITGO's credit ratings, the shelf registration is not presently available.

PRIVATE PLACEMENT - At December 31, 2004, the Company has outstanding approximately $23 million of privately placed, unsecured Senior Notes. Principal amounts are payable in annual installments in November and interest is payable semiannually in May and November.

MASTER SHELF AGREEMENT - At December 31, 2004, the Company has outstanding $165 million of privately-placed senior notes under an unsecured Master Shelf Agreement with an insurance company. The notes have various fixed interest rates and maturities.

COVENANTS - The various debt agreements above contain certain covenants that, depending upon the level of the Company's capitalization and earnings, could impose limitations on the Company's ability to pay dividends, incur additional debt, place liens on property, and sell fixed assets. The Company's debt instruments described above do not contain any covenants that trigger prepayment or increased costs as a result of a change in its debt ratings. The Company was in compliance with the debt covenants at December 31, 2004.

TAX-EXEMPT BONDS - At December 31, 2004, through state entities, CITGO has outstanding $196 million of industrial development bonds for certain Lake Charles, Corpus Christi and Lemont port facilities and pollution control equipment and $263 million of environmental revenue bonds to finance a portion of the Company's environmental facilities at its Lake Charles, Corpus Christi and Lemont refineries and at the LYONDELL-CITGO refinery. The bonds bear interest at various fixed and floating rates, which ranged from 2.2 percent to
8.0 percent at December 31, 2004 and ranged from 2.1 percent to 8.3 percent at December 31, 2003. Additional credit support for the variable rate bonds is provided through letters of credit.

TAXABLE BONDS - At December 31, 2004, through a state entity, the Company has outstanding $80 million of taxable environmental revenue bonds to finance a portion of the environmental facilities at the Lake Charles refinery. Such bonds are secured by letter of credit and have a floating interest rate (ranged from 2.3 percent to 2.4 percent at December 31, 2004 and 2.3 percent at December 31,
2003). At the option of the Company and upon the occurrence of certain specified conditions, all or any portion of such taxable bonds may be converted to tax-exempt bonds. During 2004 and 2002, $35 million and $31 million of originally issued taxable bonds were converted to tax-exempt bonds. There were no taxable bonds converted to tax-exempt bonds during 2003.

DEBT MATURITIES - Future maturities of long-term debt as of December 31, 2004, are: 2005 - $11.4 million, 2006 - $201.3 million, 2007 - $61.8 million, 2008 -
$44.9 million, 2009 - $50 million and $762.5 million thereafter.

      INTEREST RATE SWAP AGREEMENTS - The Company has entered into the following interest rate swap agreements to reduce the impact of interest rate changes on its variable interest rate debt:

                                                          NOTIONAL PRINCIPAL AMOUNT
                                                          --------------------------
                         EXPIRATION       FIXED RATE          2004            2003
VARIABLE RATE INDEX         DATE             PAID                (000s OMITTED)
J.J. Kenny             February 2005         5.30%        $    12,000      $  12,000
J.J. Kenny             February 2005         5.27%             15,000         15,000
J.J. Kenny             February 2005         5.49%             15,000         15,000
                                                          -----------      ---------

                                                          $    42,000      $  42,000
                                                          ===========      =========

      Effective January 1, 2001, changes in the fair value of these agreements are recorded in other income (expense). The fair value of these agreements at December 31, 2004, based on the estimated amount that CITGO would receive or pay to terminate the agreements as of that date and taking into account current interest rates, was a loss of approximately $400 thousand, the offset of which is recorded in the balance sheet caption other current liabilities.

10.   EMPLOYEE BENEFIT PLANS

      EMPLOYEE SAVINGS - CITGO sponsors three qualified defined contribution retirement and savings plans covering substantially all eligible salaried and hourly employees. Participants make voluntary contributions to the plans and CITGO makes contributions, including matching of employee contributions, based on plan provisions. CITGO expensed $22 million, $22 million and $23 million related to its contributions to these plans in 2004, 2003 and 2002, respectively.

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

      PDVMR sponsors a qualified and a nonqualified plan, frozen at their then current levels on April 30, 1997. The plans cover former employees of the partnership who were participants in the plans as of April 30, 1997.

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

OBLIGATIONS AND FUNDED STATUS - December 31 is the measurement date used to determine pension and other post retirement benefit measurements for the plans. The following sets forth the changes in benefit obligations and plan assets for the CITGO and PDVMR pension and the CITGO postretirement plans for the years ended December 31, 2004 and 2003, and the funded status of such plans reconciled with amounts reported in the Company's consolidated balance sheets:

                                                                      PENSION BENEFITS                   OTHER BENEFITS
                                                               ------------------------------     ----------------------------
                                                                    2004             2003             2004            2003
                                                                       (000s OMITTED)                    (000s OMITTED)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                        $     515,900      $   449,655     $    414,525    $    334,151
Service cost                                                          22,972           19,901            9,139           8,800
Interest cost                                                         31,814           29,330           23,069          22,223
Amendments                                                                 -           (8,764)               -          (4,020)
Actuarial liability (gain) loss                                       34,915           39,183          (18,331)         62,320
Plan merger/acquisitions                                                   -            5,337                -               -
Curtailment loss                                                           -                -              381               -
Benefits paid                                                        (19,439)         (18,742)         (10,666)         (8,949)
                                                               -------------      -----------     ------------    ------------

Benefit obligation at end of year                                    586,162          515,900          418,117         414,525
                                                               -------------      -----------     ------------    ------------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year                       343,341          290,594            1,173           1,182
Actual return on plan assets                                          34,549           59,519               52              (9)
Plan merger/acquisitions                                                   -            4,594                -               -
Employer contribution                                                 44,130           23,747           10,666           8,949
Benefits paid                                                        (19,439)         (18,742)         (10,666)         (8,949)
Enhanced retirement program benefits paid                             (4,670)         (16,371)               -               -
                                                               -------------      -----------     ------------    ------------

Fair value of plan assets at end of year                             397,911          343,341            1,225           1,173
                                                               -------------      -----------     ------------    ------------

Funded status                                                       (188,251)        (172,559)        (416,892)       (413,352)
Unrecognized net actuarial loss                                      120,472           89,564           49,503          87,461
Unrecognized prior service cost                                       (5,299)          (6,070)          (3,318)         (4,020)
Unrecognized net asset                                                   (59)            (104)               -               -
                                                               -------------      -----------     ------------    ------------

Net amount recognized                                          $     (73,137)     $   (89,169)    $   (370,707)   $   (329,911)
                                                               =============      ===========     ============    ============

Amounts recognized in the Company's consolidated
   balance sheets consist of:
   Accrued benefit liability                                   $    (109,812)     $  (114,250)    $   (370,707)   $   (329,911)
   Intangible asset                                                    6,144                -                -               -
   Accumulated other comprehensive income                             30,531           25,081                -               -
                                                               -------------      -----------     ------------    ------------

Net amount recognized                                          $     (73,137)     $   (89,169)    $   (370,707)   $   (329,911)
                                                               =============      ===========     ============    ============

The accumulated benefit obligation for all defined benefit plans was $500 million and $435 million at December 31, 2004 and 2003, respectively.

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                           PENSION BENEFITS                              OTHER BENEFITS
                                              -------------------------------------------      ----------------------------------
                                                 2004             2003            2002           2004      2003            2002
                                                             (000s OMITTED)                              (000s OMITTED)
Components of net periodic benefit cost:
   Service cost                               $   22,972       $   19,901      $   17,171      $  9,139  $   8,800       $  7,191
   Interest cost                                  31,814           29,330          27,880        23,069     22,223         18,603
   Expected return on plan assets                (29,142)         (26,254)        (30,293)          (70)       (71)           (67)
   Amortization of prior service cost               (771)            (766)            350          (521)         -              -
   Amortization of net gain at date
      of adoption                                    (46)            (152)           (268)            -          -              -
   Recognized net actuarial loss                   3,271            3,224             534        19,645     50,145         11,288
                                              ----------       ----------      ----------      --------  ---------       --------

Net periodic benefit cost                     $   28,098       $   25,283      $   15,374      $ 51,262  $  81,097       $ 37,015
                                              ==========       ==========      ==========      ========  =========       ========

Actuarial gains (or losses) related to the postretirement benefit obligation are recognized as a component of net postretirement benefit cost by the amount the beginning of year unrecognized net gain (or loss) exceeds 7.5 percent of the accumulated postretirement benefit obligation.

ADDITIONAL INFORMATION

                                                       PENSION BENEFITS               OTHER BENEFITS
                                                      -------------------             --------------
                                                      2004           2003             2004      2003
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31:

   Discount rate                                      5.75%          6.25%            5.75%     6.25%
   Rate of compensation increase                      4.48%          4.46%            4.48%     4.50%

                                                       PENSION BENEFITS               OTHER BENEFITS
                                                      -------------------             --------------
                                                      2004           2003             2004      2003
WEIGHTED-AVERAGE ASSUMPTIONS USED
TO DETERMINE NET PERIODIC BENEFIT COSTS
FOR THE YEARS ENDED DECEMBER 31:

   Discount rate                                      6.25%          6.75%            6.25%     6.75%
   Expected long-term return on plan assets           8.25%          8.50%            6.00%     6.00%
   Rate of compensation increase                      4.48%          5.00%            4.50%     5.00%

CITGO's expected long-term rate of return on plan assets is intended to generally reflect the historical returns of the assets in its investment portfolio. The weighted average return at December 31, 2004 on indices representing CITGO's investment portfolio is 8.99% over the past 10 years and 8.32% over the past 15 years.

For measurement purposes, a 10 percent pre-65 and an 11 percent post-65 annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. These rates are assumed to increase by 10 percent in 2005 for both pre-65 and post-65 and then to decrease 1 percent per year to an ultimate level of 5 percent by 2010, and to remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                               1-PERCENTAGE-       1-PERCENTAGE-
                                                               POINT INCREASE      POINT DECREASE
                                                               --------------      --------------
                                                                         (000s OMITTED)
Increase (decrease) in total of service and interest cost
   components                                                     $  6,119            $  (4,820)

Increase (decrease) in postretirement benefit obligation            70,948              (56,607)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Reform") was signed into law. Medicare Reform introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part
D. In May 2004, the FASB Staff issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The Staff Position permits a sponsor to report the effects of Medicare Reform prospectively in the third quarter of 2004 or retrospectively to the measurement date following enactment of the legislation. CITGO has chosen to use the retrospective method to reflect Medicare Reform as of January 1, 2004. The effect of this legislation at that date was to reduce the benefit obligation by approximately $40 million. The service cost and interest cost components of that reduction total approximately $3 million. Under CITGO's accounting policy for recognizing actuarial gains, net periodic benefit cost for the year ended December 31, 2004 has been reduced $40 million related to this actuarial gain.

CASH FLOWS

                                                                           OTHER BENEFITS
                                                                 -----------------------------------
                                                                 GROSS BENEFIT      IMPLIED MEDICARE
                                           PENSION BENEFITS        PAYMENTS             SUBSIDY
                                           ----------------      -------------      ----------------
                                                                (000s OMITTED)
Expected employer contributions
   for the year ended December 31, 2005       $    12,453          $  12,289

Expected benefit payments for the
   years ended December 31:
      2005                                    $    17,095          $  12,289                    -
      2006                                    $    18,451          $  14,035            $     850
      2007                                    $    20,047          $  15,784            $     993
      2008                                    $    22,097          $  17,588            $   1,150
      2009                                    $    24,517          $  19,693            $   1,300
   Five years thereafter                      $   171,557          $ 126,703            $   9,272

PLAN ASSETS

The qualified plans' assets include:

                                PERCENTAGE OF PLAN ASSETS
                                    AS OF DECEMBER 31,
                                -------------------------
                    TARGET
                  ALLOCATION       2004           2003
                  ----------    ----------     ----------
ASSET CATEGORY:
  Equity           56% - 66%        63.12%       62.15%
  Fixed income     34% - 44%        36.08%       37.27%
  Other             0% -  5%         0.80%        0.58%
                                   ------       ------
                                   100.00%      100.00%
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

CONTRIBUTIONS - CITGO's policy is to fund the qualified pension plans in accordance with applicable laws and regulations and not to exceed the tax deductible limits. CITGO estimates that it will contribute $12 million to these plans in 2005. The nonqualified plans are funded as necessary to pay retiree benefits. The plan benefits for each of the qualified pension plans are primarily based on an employee's years of plan service and compensation as defined by each plan.

CITGO's policy is to fund its postretirement benefits other than pension obligation on a pay-as-you-go basis. CITGO estimates that it will contribute $12 million to these plans in 2005.

11. INCOME TAXES

   The provisions for income taxes are comprised of the following:

                   2004            2003          2002
                              (000s OMITTED)
Current:
   Federal      $ 301,184       $  86,139     $  47,087
   State            7,584           1,924           751
   Foreign            174              70           222
                ---------       ---------     ---------
                  308,942          88,133        48,060
Deferred          (10,519)        157,303        47,813
                ---------       ---------     ---------

                $ 298,423       $ 245,436     $  95,873
                =========       =========     =========

   The federal statutory tax rate differs from the effective tax rate due to the following:

                                          2004          2003        2002
Federal statutory tax rate                35.0%         35.0%       35.0%
State taxes, net of federal benefit        0.8%          1.3%        2.4%
Dividend exclusions                       (1.2)%        (1.4)%      (3.0)%
Medicare subsidy                          (1.5)%           -           -
Other                                     (0.8)%         1.0%        0.4%
                                          ----          ----        ----

Effective tax rate                        32.3%         35.9%       34.8%
                                          ====          ====        ====

   Deferred income taxes reflect the net tax effects of (i) temporary differences between the financial and tax bases of assets and liabilities, and (ii) loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2004 and 2003 are as follows:

                                                         2004            2003
                                                            (000s OMITTED)
Deferred tax liabilities:
   Property, plant and equipment                      $  817,973      $  779,481
   Inventories                                            79,327          95,495
   Investments in affiliates                             200,090         192,458
   Other                                                 172,841         155,646
                                                      ----------      ----------
                                                       1,270,231       1,223,080
                                                      ----------      ----------

Deferred tax assets:
   Postretirement benefit obligations                    154,530         124,272
   Employee benefit accruals                              92,726          58,345
   Other                                                  71,690          75,281
                                                      ----------      ----------
                                                         318,946         257,898
                                                      ----------      ----------

Net deferred tax liability (of which $11,986 and
   $5,375 is included in current liabilities at
   December 31, 2004 and 2003, respectively.)         $  951,285      $  965,182
                                                      ==========      ==========

12. COMMITMENTS AND CONTINGENCIES

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

   CITGO, along with most of the other major oil companies, is a defendant in a number of federal and state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a gasoline additive. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek injunctive relief to abate the contamination. CITGO intends to defend all of the MTBE lawsuits vigorously. CITGO's MTBE litigation can be divided into two categories--pre and post-September 30, 2003 litigation. Of the pre-September 30, 2003 cases, CITGO is defending itself in Madison County, Illinois state court and in a New York county state court. As of early October 2004, settlements in principle had been reached in both Madison County, Illinois cases and one of the cases has been settled subsequent to year-end. There will be no effect on results of operations because the accrual for these cases was adequate. The post-September 30, 2003 cases were filed after new federal legislation was proposed that would have precluded plaintiffs from filing lawsuits based on the theory that gasoline with MTBE is a defective product. These approximately 72 cases, the majority of which were filed by municipal authorities, were removed to federal court and at the defendants' request consolidated in Multi-District Litigation ("MDL") 1358. On March 16, 2004, the judge in MDL 1358 denied the plaintiffs' motion to remand the cases to state court. Subsequently, the judge denied the plaintiffs' motion to certify her rulings on the remand motion for an interlocutory appeal. It is not possible to estimate the loss or range of loss, if any, related to these cases.

   Claims have been made against CITGO in approximately 350 asbestos lawsuits pending in state and federal courts. These cases, most of which involve multiple defendants, are brought by former employees or contractor employees seeking damages for asbestos related illnesses allegedly caused, at least in part, from exposure at refineries owned or operated by CITGO in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, the plaintiffs' alleged exposure occurred over a period of years extending back to a time before CITGO owned or operated the premises at issue. CITGO does not believe that the resolution of these cases will have a material adverse effect on its financial condition or results of operations.

   In 2001, Miami-Dade County sued seventeen defendants for the costs of remediation of pollution rising from jet fuel operations during the past decades at the Miami International Airport ("the Airport"). Although not a defendant in this case, CITGO along with approximately 250 other former jet fuel operators at the Airport has received a payment demand from Miami-Dade County for the remediation costs for alleged pollution occurring while CITGO had jet fuel operations at the Airport. CITGO is exploring settlement discussions with Miami-Dade County. CITGO is contesting the amount of damages that Miami-Dade County claims are attributed CITGO's jet fuel operations at the Airport and will vigorously defend itself should no settlement be reached. CITGO does not believe that the resolution of this matter will have a material adverse effect on its financial condition or results of operations.

   At December 31, 2004, CITGO's balance sheet included an accrual for lawsuits and claims of $24 million compared with $27 million at December 31, 2003. CITGO estimates that an additional loss of $35 million is reasonably possible in connection with such lawsuits and claims.

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

   The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulfur gasoline and diesel fuel that require additional capital and operating expenditures, and alters significantly the U.S. refining industry and the return realized on refinery investments.

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

   CITGO's accounting policy establishes environmental reserves as probable site restoration and remediation obligations become reasonably capable of estimation. Environmental liabilities are not discounted to their present value and are recorded without consideration of potential recoveries from third parties. Subsequent adjustments to estimates, to the extent required, will be made as more refined information becomes available. CITGO believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of probable and estimable liabilities and obligations. However, there can be no assurance that the actual amounts required to discharge alleged liabilities and obligations and to comply with applicable laws and regulations will not exceed amounts provided for or will not have a material adverse affect on CITGO's consolidated results of operations, financial condition and cash flows.

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

   CITGO's Corpus Christi, Texas refinery and current and former employees are being investigated by state and federal agencies for alleged criminal violations of federal environmental statutes and regulations, including the CAA and the Migratory Bird Act. CITGO is cooperating with the investigation. CITGO believes that it has defenses to any such charges. At this time, CITGO cannot predict the outcome of or the amount or range of any potential loss that would ensue from any such charges.

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

   In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries, electric utilities and other industrial sources modified air emission sources. Without admitting any violation CITGO reached a settlement with the United States and the states of Louisiana, Illinois, New Jersey, and Georgia. A Consent Decree was approved in the District court for the Southern District of Texas in January 2005. The Consent Decree requires the implementation of control equipment at CITGO's refineries and a Supplemental Environment Project at CITGO's Corpus Christi, Texas refinery. CITGO estimates that the costs of the settlement could range up to $325 million which includes a civil penalty of $3.6 million, split between the U.S. EPA and the states. CITGO accrued for the civil penalty during 2003 and paid it in February 2005. The capital costs will be incurred over a period of time, primarily between 2004 and 2009.

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

   In October 2004, the New Jersey Land Trust voted to reject the donation by CITGO of a conservation easement covering the 365 acre Petty's Island, which is located in the Delaware River in Pennsauken, New Jersey and owned by CITGO. Petty's Island contains a CITGO closed petroleum terminal and other industrial facilities, but it is also the habitat for the bald eagle and other wildlife. The City of Pennsauken through a private developer wants to condemn Petty's Island through eminent domain and to redevelop Petty's Island into residential and commercial uses. The granting of the conservation easement would have mitigated the amount of remediation that CITGO would have to perform on Petty's Island. The ultimate outcome cannot be determined at this time.

   At December 31, 2004, CITGO's balance sheet included an environmental accrual of $65 million compared with $63 million at December 31, 2003. Results of operations reflect an increase in the accrual during 2004 due primarily to a revision of the Company's estimated share of costs related to two sites indicating higher costs offset in part, by spending on environmental projects. CITGO estimates that an additional loss of $33 million is reasonably possible in connection with environmental matters.

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

   Increasingly stringent environmental regulatory provisions and obligations periodically require additional capital expenditures. During 2004, CITGO spent approximately $113 million for environmental and regulatory capital improvements in its operations. Management currently estimates that CITGO will spend approximately $1.1 billion for environmental and regulatory capital projects over the five-year period 2005-2009. These estimates may vary due to a variety of factors.

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

   THROUGHPUT AGREEMENTS - The Company has throughput agreements with certain pipeline affiliates (Note 8). These throughput agreements may be used to secure obligations of the pipeline affiliates. Under these agreements, the Company may be required to provide its pipeline affiliates with additional funds through advances against future charges for the shipping of petroleum products. The Company currently ships on these pipelines and has not been required to advance funds in the past. At December 31, 2004, the Company has no fixed and determinable, unconditional purchase obligations under these agreements.

   COMMODITY DERIVATIVE ACTIVITY - As of December 31, 2004 the Company's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options, and over-the-counter swaps. At December 31, 2004 and 2003, the balance sheet captions other current assets and other current liabilities include the following amounts related to the fair values of open commodity derivatives:

                                 2004        2003
                               -------      -------
                                  (000S OMITTED)
Other current asset            $16,046      $16,368
Other current liabilities       14,145        5,714

   GUARANTEES - As of December 31, 2004, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an equity investment, bank debt of customers, customer debt related to the acquisition of marketing equipment and financing debt incurred by an equity investment as shown in the following table:

                                                       Expiration
                                                          Date
                                                       ---------

                                        (000s omitted)

Letters of credit                         $  32,981         2005

Bank debt
      Equity investment                       5,500         none
      Customers                               1,494         2006

Financing debt of customers
      Customer equipment acquisition            272    2005-2007
      Equipment acquisition - NISCO           9,550         2008
                                          ---------

      Total                               $  49,797
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

   OTHER CREDIT AND OFF-BALANCE SHEET RISK INFORMATION AS OF DECEMBER 31, 2004 - The Company has outstanding letters of credit totaling approximately $415 million, which includes $409 million related to CITGO's tax-exempt and taxable revenue bonds (Note 9).

   The Company has also acquired surety bonds totaling $57 million primarily due to requirements of various government entities. The Company does not expect liabilities to be incurred related to such letters of credit or surety bonds.

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

13. LEASES

   The Company leases certain of its Corpus Christi refinery facilities under a capital lease. The basic term of the lease expired on January 1, 2004; however, the Company renewed the lease for a two year term and may continue to renew the lease until January 31, 2011, the date of its option to purchase the facilities for a nominal amount. A portion of an operating unit at the Corpus Christi refinery is also considered a capital lease. The basic term of the lease expires on February 1, 2009 at which time the Company may purchase the leased unit for a nominal amount. A portion of the Lemont refinery's assets are under two separate capital leases. The leases expire on July 1, 2008 and August 1, 2032. Capitalized costs included in property, plant and equipment related to the leased assets were approximately $238 million at December 31, 2004 and $215 million at December 31, 2003. Accumulated amortization related to the leased assets was approximately $152 million and $143 million at December 31, 2004 and 2003, respectively. Amortization is included in depreciation expense.

   The Company also has various noncancelable operating leases, primarily for product storage facilities, office space, computer equipment, vessels and vehicles. Rent expense on all operating leases totaled $122 million in 2004, $116 million in 2003, and $102 million in 2002. Future minimum lease payments for the capital lease and noncancelable operating leases are as follows:

                                    CAPITAL      OPERATING
                                     LEASE         LEASES         TOTAL
    YEAR                                       (000s OMITTED)
    2005                           $   8,309     $ 100,169      $ 108,478
    2006                               8,309        61,310         69,619
    2007                               8,309        32,449         40,758
    2008                               8,098        21,098         29,196
    2009                               7,089         5,619         12,708
Thereafter                            32,703        24,788         57,491
                                   ---------     ---------      ---------

Total minimum lease payments          72,817     $ 245,433      $ 318,250
Amount represents interest           (24,658)    =========      =========
                                   ---------
Present value of lease payments       48,159
Current portion                       (4,404)
                                   ---------

                                   $  43,755
                                   =========

14. FAIR VALUE INFORMATION

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

   The carrying amounts of cash equivalents approximate fair values. The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:

                                             2004                        2003
                                   ------------------------   -------------------------
                                    CARRYING        FAIR        CARRYING        FAIR
                                     AMOUNT        VALUE         AMOUNT        VALUE
                                       (000s OMITTED)              (000s OMITTED)
LIABILITIES:
   Long-term debt                  $1,131,891   $ 1,160,971   $ 1,473,464   $ 1,605,835

DERIVATIVE AND OFF-BALANCE
   SHEET FINANCIAL INSTRUMENTS -
   UNREALIZED LOSSES:
   Interest rate swap agreements         (388)         (388)       (2,106)       (2,106)
   Guarantees of debt                       -        (1,782)            -        (1,805)
   Letters of credit                        -       (12,855)            -        (7,664)
   Surety bonds                             -          (331)            -          (422)

   LONG-TERM DEBT - The fair value of long-term debt is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

15. INSURANCE RECOVERIES

   On August 14, 2001, a fire occurred at the crude oil distillation unit of the Lemont refinery. A new crude unit was operational at the end of May 2002.

   On September 21, 2001, a fire occurred at the hydrocracker unit of the Lake Charles refinery. Operations at the hydrocracker resumed on November 22, 2001.

   The Company recognizes property damage insurance recoveries in excess of the amount of recorded losses and related expenses, and business interruption insurance recoveries when such amounts are realized. During the years ended December 31, 2003 and 2002, the Company recorded $146 million and $407 million of insurance recoveries primarily related to these fires. The Company received cash proceeds of $146 million and $442 million during the years ended December 31, 2003 and 2002, respectively. In July 2003, the Company received the final payment related to the Lemont fire.

16. CORPORATE HEADQUARTERS RELOCATION

   In April 2004, CITGO announced its decision to move its corporate headquarters from Tulsa, Oklahoma to Houston, Texas. The transfer of approximately 700 positions from a total of approximately 1,000 positions in Tulsa began in August 2004. At December 31, 2004, 244 positions have been transferred. The relocation is expected to be complete in July 2005. A summary of relocation costs follows:

                                         Expected       Amount        Cumulative
                                           Total       Incurred         Amount
                                          Amount   4th Quarter 2004    Incurred
                                         --------  ----------------   ----------
                                                    ($ in millions)
Relocation costs                         $     32      $      9        $     16
Severance and related costs                    21            10              13
Property and leasehold improvements            37            16              17
                                         --------      --------        --------
   Total                                 $     90      $     35        $     46
                                         ========      ========        ========

   Relocation costs and severance and related costs are included in CITGO's consolidated statement of income and comprehensive income as a component of the caption selling, general and administrative expense. Costs related to property and leasehold improvements are included in CITGO's condensed consolidated balance sheet as a component of the caption property, plant and equipment. An accrual of $13 million related to relocation costs is included in CITGO's consolidated balance sheet as a component of the caption current liabilities other.

17. SUBSEQUENT EVENTS

   In mid-March 2005, representatives of a special commission of the Venezuelan National Assembly (the "VNA Commission") visited CITGO's Houston, Texas offices for the purpose of interviewing several CITGO employees as part of an investigation that the VNA Commission had been charged with conducting. CITGO has not received any direct statements from the VNA Commission describing the scope of their investigation. CITGO understands from the interviewed employees that the questions were directed at the rationale for, and analysis underlying, note financings that CITGO completed in 2003 and 2004, the relocation of its corporate headquarters to Houston, Texas, and several minor transactions. The questions did not identify any unlawful or unrecorded activities, and CITGO is not aware of any such activities. CITGO is cooperating with the VNA Commission's investigation. Shortly following the VNA Commission's visit, a CITGO employee sent a memorandum to both CITGO's auditors and the SEC referencing the VNA Commission's investigation and other matters. CITGO is not aware of any improper activities, but has engaged counsel to investigate the employee's allegations.


                                     ******

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partnership Governance Committee
of LYONDELL-CITGO Refining LP:

In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of LYONDELL-CITGO Refining LP (the "Partnership") at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 26, 2005

                           LYONDELL-CITGO REFINING LP

                              STATEMENTS OF INCOME

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
            MILLIONS OF DOLLARS                          2004           2003           2002
-------------------------------------------------      --------       --------       --------
SALES AND OTHER OPERATING REVENUES                     $  5,603       $  4,162       $  3,392

OPERATING COSTS AND EXPENSES:
     Cost of sales:
          Crude oil and feedstock                         4,383          3,209          2,546
          Operating and other expenses                      645            633            547
     Selling, general and administrative expenses            59             56             53
                                                       --------       --------       --------
                                                          5,087          3,898          3,146
                                                       ========       ========       ========
     Operating income                                       516            264            246

Interest expense                                            (31)           (37)           (32)
Interest income                                               1              1             --
Other income (expense)                                       14             --             (1)
                                                       --------       --------       --------

NET INCOME                                             $    500       $    228       $    213
                                                       ========       ========       ========

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                                 BALANCE SHEETS

                                                             DECEMBER 31,
                                                        -----------------------
               MILLIONS OF DOLLARS                        2004           2003
--------------------------------------------------      --------       --------
ASSETS
Current assets:
     Cash and cash equivalents                          $     45       $     43
     Accounts receivable:
            Trade, net                                        65             51
             Related parties                                 145            121
     Inventories                                              99             98
     Prepaid expenses and other current assets                 5              3
                                                        --------       --------
        Total current assets                                 359            316
                                                        --------       --------

Property, plant and equipment, net                         1,227          1,240
Other assets, net                                             61             81
                                                        --------       --------
       Total assets                                     $  1,647       $  1,637
                                                        ========       ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable:
           Trade                                        $    132       $     71
           Related parties and affiliates                    253            224
     Distribution payable to Lyondell Partners                78             21
     Distribution payable to CITGO Partners                   55             15
     Current maturities of long-term debt                      5             --
     Accrued liabilities                                      65             55
                                                        --------       --------
        Total current liabilities                            588            386
                                                        ========       ========

Long-term debt                                               443            450
Loan payable to Lyondell Partners                            229            229
Loan payable to CITGO Partners                                35             35
Other liabilities                                            112            114
                                                        --------       --------
       Total long-term liabilities                           819            828
                                                        ========       ========

Commitments and contingencies

Partners' capital:
     Partners' accounts                                      263            442
     Accumulated other comprehensive loss                    (23)           (19)
                                                        --------       --------
        Total partners' capital                              240            423
                                                        ========       ========

           Total liabilities and partners' capital      $  1,647       $  1,637
                                                        ========       ========

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                            STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------
                   MILLIONS OF DOLLARS                                     2004               2003               2002
----------------------------------------------------------------        ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $      500         $      228         $      213
     Adjustments to reconcile net income to
          cash provided by operating activities:
          Depreciation and amortization                                        115                113                116
          Net loss on disposition of assets                                     10                 27                  1
          Other                                                                 --                 --                  1
    Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                  (37)               (19)               (59)
          Inventories                                                           (1)                (5)                37
          Accounts payable                                                      79                 14                 70
          Other assets and liabilities                                           1                 16                (18)
                                                                        ----------         ----------         ----------
               Cash provided by operating activities                           667                374                361
                                                                        ----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                            (71)               (46)               (65)
     Proceeds from sale of property, plant and equipment                        --                 --                  2
     Other                                                                      (1)                --                 (3)
                                                                        ----------         ----------         ----------
               Cash used in investing activities                               (72)               (46)               (66)
                                                                        ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to Lyondell Partners                                       (385)              (253)              (126)
     Distributions to CITGO Partners                                          (271)              (178)               (89)
     Contributions from Lyondell Partners                                       44                 30                 46
     Contributions from CITGO Partners                                          30                 21                 32
     Payment of debt issuance costs                                             (9)                (6)               (10)
     Payment of current maturities of long-term debt                            (2)                --                 --
     Net repayment under lines of credit                                        --                 --                (50)
                                                                        ----------         ----------         ----------
               Cash used in financing activities                              (593)              (386)              (197)
                                                                        ----------         ----------         ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2                (58)                98
Cash and cash equivalents at beginning of period                                43                101                  3
                                                                        ----------         ----------         ----------
Cash and cash equivalents at end of period                              $       45         $       43         $      101
                                                                        ==========         ==========         ==========

                       See Notes to Financial Statements.

                           LYONDELL-CITGO REFINING LP

                         STATEMENTS OF PARTNERS' CAPITAL



                                                PARTNERS' ACCOUNTS                   ACCUMULATED
                                    ------------------------------------------          OTHER
                                    LYONDELL           CITGO                        COMPREHENSIVE    COMPREHENSIVE
    MILLIONS OF DOLLARS             PARTNERS         PARTNERS           TOTAL       INCOME (LOSS)    INCOME (LOSS)
----------------------------        --------         --------         --------      -------------    -------------
BALANCE AT JANUARY 1, 2002          $     12         $    495         $    507         $    (15)

Net income                               135               78              213               --         $    213
Cash contributions                        46               32               78               --               --
Distributions to Partners               (215)            (151)            (366)              --               --
Other comprehensive loss -
  minimum pension liability                                                                 (14)             (14)
                                    --------         --------         --------         --------         --------
Comprehensive income                                                                                    $    199
                                                                                                        ========

BALANCE AT DECEMBER 31, 2002             (22)             454              432              (29)

Net income                               144               84              228               --         $    228
Cash contributions                        30               21               51               --               --
Other contributions                       10                7               17               --               --
Distributions to Partners               (168)            (118)            (286)              --               --
Other comprehensive income-
   minimum pension liability                                                                 10               10
                                    --------         --------         --------         --------         --------
Comprehensive income                                                                                    $    238
                                                                                                        ========

BALANCE AT DECEMBER 31, 2003              (6)             448              442              (19)

Net income                               304              196              500               --         $    500
Cash contributions                        44               30               74               --               --
Distributions to Partners               (442)            (311)            (753)              --               --
Other comprehensive loss -
   minimum pension liability                                                                 (4)              (4)
                                    --------         --------         --------         --------         --------
Comprehensive income                                                                                    $    496
                                                                                                        ========

BALANCE AT DECEMBER 31, 2004        $   (100)        $    363         $    263         $    (23)
                                    ========         ========         ========         ========

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

Lyondell owns its interest in the Partnership through wholly owned subsidiaries, Lyondell Refining Partners, LP ("Lyondell LP") and Lyondell Refining Company ("Lyondell GP"). Lyondell LP and Lyondell GP are collectively known as Lyondell Partners. CITGO holds its interest through CITGO Refining Investment Company ("CITGO LP") and CITGO Gulf Coast Refining, Inc. ("CITGO GP"), both wholly owned subsidiaries of CITGO. CITGO LP and CITGO GP are collectively known as CITGO Partners. Lyondell Partners and CITGO Partners are collectively known as the Partners. LCR will continue in existence until it is dissolved under the terms of the Limited Partnership Agreement (the "Agreement"). Under the terms of the Agreement, upon dissolution of the Partnership, neither partner shall have any obligation to contribute capital to restore any negative balance in its partner's capital account balance.

The Partners have agreed to allocate cash distributions based on an ownership interest that was determined by certain contributions instead of allocating such amounts based on their capital account balances. Based upon these contributions, Lyondell Partners and CITGO Partners had ownership interests of 58.75% and 41.25%, respectively, as of December 31, 2004. Net income as shown on the statements of partners' capital is made up of two components which are allocated to the Partners on different bases: depreciation expense, which is allocated to each partner in proportion to contributed assets and net income other than depreciation expense, which is allocated to each partner based on ownership interests.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition--Revenue from product sales is recognized as risk and title to the product transfer to the customer, which usually occurs when shipment is made. Under the terms of a long-term product sales agreement, CITGO buys substantially all of the gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery, which represents over 70% of LCR's revenues, at market-based prices.

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

Accounts Receivable--The Partnership sells its products primarily to CITGO and to other industrial concerns in the petrochemical and refining industries. The Partnership performs ongoing credit evaluations of its customers' financial condition and in certain circumstances, requires letters of credit from them. The Partnership's allowance for doubtful accounts receivable, which is reflected in the Balance Sheets as a reduction of accounts receivable-trade, totaled $25,000 at both December 31, 2004 and 2003.

Inventories--Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for substantially all inventories, except for materials and supplies, which are valued using the average cost method.

                           LYONDELL-CITGO REFINING LP

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Identifiable Intangible Assets--Costs to purchase and to develop software for internal use are deferred and amortized on a straight-line basis over a period of 3 to 10 years. Other intangible assets are carried at amortized cost and primarily consist of deferred debt issuance costs. These assets are amortized using the straight-line method over their estimated useful lives or the term of the related agreement, if shorter.

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

                           LYONDELL-CITGO REFINING LP

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Anticipated Accounting Changes - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 becomes effective in the third quarter 2005 and will be applied prospectively upon implementation. LCR does not expect application of SFAS No. 153 to have a material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. The statement requires recognition of any abnormal amounts of idle facility expense, freight, handling costs and spoilage as period costs. The provisions of SFAS No. 151 will apply prospectively upon implementation in 2005. LCR does not expect application of SFAS No. 151 to have a material impact on its financial statements.

Reclassifications--Certain previously reported amounts have been reclassified to conform to classifications adopted in 2004.

3. RELATED PARTY TRANSACTIONS

LCR is party to agreements with the following related parties:

   -     CITGO

   -     CITGO Partners

   -     Equistar Chemicals, LP ("Equistar")

   -     Lyondell

   -     Lyondell Partners

   - Petroleos de Venezuela, S.A. ("PDVSA"), the national oil company of the Bolivarian Republic of Venezuela

   -     PDVSA Petroleo, S.A. ("PDVSA Oil")

   -     Petrozuata Financial, Inc.

   -     TCP Petcoke Corporation

LCR has a long-term crude supply agreement ("Crude Supply Agreement" or "CSA") with PDVSA Oil, an affiliate of CITGO (see "Crude Supply Agreement" section of
Note 11). The CSA, which expires on December 31, 2017, incorporates formula prices to be paid by LCR for the crude oil supplied based on the market value of a slate of refined products deemed to be produced from each particular crude oil or raw material, less: (1) certain deemed refining costs, adjustable for inflation and energy costs; (2) certain actual costs; and (3) a deemed margin, which varies according to the grade of crude oil or other raw material delivered. The actual refining margin earned by LCR may vary from the formula amount depending on, among other things, timing differences in incorporating changes in refined product market values and energy costs into the CSA's deemed margin calculations and the efficiency with which LCR conducts its operations from time to time. Although LCR believes that the CSA reduces the volatility of LCR's earnings and cash flows over the long-term, the CSA also limits LCR's ability to enjoy higher margins during periods when the market price of crude oil is low relative to then-current market prices of refined products. In addition, if the actual yields, costs or volumes of the LCR Refinery differ substantially from

                           LYONDELL-CITGO REFINING LP

3. RELATED PARTY TRANSACTIONS (CONTINUED)

those contemplated by the CSA, the benefits of this agreement to LCR could be substantially diminished, and could result in lower earnings and cash flow for LCR. Furthermore, there may be periods during which LCR's costs for crude oil under the CSA may be higher than might otherwise be available to LCR from other sources. A disparate increase in the market price of heavy crude oil relative to the prices of heavy crude oil under the CSA has the tendency to make continued performance of its obligations under the CSA less attractive to PDVSA Oil.

Under the terms of a long-term product sales agreement, CITGO buys substantially all of the finished gasoline, jet fuel, low sulfur diesel, heating oils, coke and sulfur produced at the Refinery at market-based prices.

LCR is party to a number of raw materials, product sales and administrative service agreements with Lyondell, CITGO and Equistar. These include a hydrogen take-or-pay contract with Equistar (see Note 11). In addition, a processing agreement provides for the production of alkylate and methyl tertiary butyl ether for the Partnership at Equistar's Channelview, Texas petrochemical complex.

As a result of Lyondell's acquisition on November 30, 2004, of the only other remaining ownership interest holder of Equistar, Equistar became a wholly owned subsidiary of Lyondell on November 30, 2004.

Under the terms of a lubricant facility operating agreement, CITGO operated the lubricant blending and packing facility in Birmingport, Alabama while the Partnership retained ownership. During 2003, a decision was made to discontinue the lubes blending and packaging operations at the facility in Birmingport, Alabama and the facility was permanently shut down. Lubes blending and packaging operations are now conducted at CITGO or other locations. Under the terms of the lubricant sales agreements, CITGO buys paraffinic lubricants base oil, naphthenic lubricants, white mineral oils and specialty oils from the Partnership, at market based prices.

Related party transactions are summarized as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
            MILLIONS OF DOLLARS                        2004            2003            2002
---------------------------------------------        --------        --------        --------
LCR billed related parties for the following:
  Sales of products:
    CITGO                                            $  4,141        $  3,010        $  2,488
    Equistar                                              425             227             217
    Lyondell                                               --              --               1
    TCP Petcoke Corporation                                 1              33              17
  Services and cost sharing arrangements:
    Equistar                                                1              --               1
    Lyondell                                               --               1               1

                           LYONDELL-CITGO REFINING LP

3. RELATED PARTY TRANSACTIONS (CONTINUED)

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
            MILLIONS OF DOLLARS                        2004            2003            2002
---------------------------------------------        --------        --------        --------
Related parties billed LCR for the following:
  Purchase of products:
    CITGO                                            $    108        $    201        $     78
    Equistar                                              725             445             324
    Lyondell                                               14               4               1
    PDVSA                                               2,594           1,742           1,259
    Petrozuata Financial, Inc.                             --              --              22
  Transportation charges:
    CITGO                                                   1               1               1
    Equistar                                                4               4               3
    PDVSA                                                  --              --               3
  Services and cost sharing arrangements:
    CITGO                                                   6               6               8
    Equistar                                               23              21              17
    Lyondell                                                3               2               3

See Note 7 for information regarding LCR master notes payable to Lyondell Partners and CITGO Partners.

4. INVENTORIES

Inventories consisted of the following components at December 31:

   MILLIONS OF DOLLARS           2004          2003
------------------------        ------        ------
Finished goods                  $   16        $   16
Raw materials                       70            69
Materials and supplies              13            13
                                ------        ------
       Total inventories        $   99        $   98
                                ======        ======

In 2004 and 2003, all inventory, excluding materials and supplies, were valued using the LIFO method. The excess of replacement cost of inventories over the carrying value was approximately $221 million at December 31, 2004.

5. PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

          MILLIONS OF DOLLARS                     2004               2003
---------------------------------------        ----------         ----------
Land                                           $        2         $        2
Manufacturing facilities and equipment              2,528              2,493
Construction in progress                              105                 67
                                               ----------         ----------
   Total property, plant and equipment              2,635              2,562
Less accumulated depreciation                      (1,408)            (1,322)
                                               ----------         ----------
     Property, plant and equipment, net        $    1,227         $    1,240
                                               ==========         ==========

                           LYONDELL-CITGO REFINING LP

5. PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS (CONTINUED)

Maintenance and repair expenses were $50 million, $52 million and $59 million for the years ended December 31, 2004, 2003 and 2002 respectively.

The components of other assets, at cost, and the related accumulated amortization were as follows at December 31:

                                           2004                            2003
                               ----------------------------   ------------------------------
                                        ACCUMULATED                    ACCUMULATED
MILLIONS OF DOLLARS             COST   AMORTIZATION    NET     COST    AMORTIZATION     NET
-------------------            -----   ------------   -----   -----    ------------   ------
Intangible assets:
  Turnaround costs             $  59      $ (39)      $  20   $   58      $ (27)      $   31
  Software costs                  40        (26)         14       38        (21)          17
  Debt issuance costs             24        (17)          7       16        (11)           5
  Catalyst costs                  11         (5)          6       11         (6)           5
  Other                            3          -           3        2          -            2
                               -----      -----       -----   ------      -----       ------
Total intangible assets        $ 137      $ (87)      $  50   $  125      $ (65)      $   60
                               =====      =====               ======      =====
Company-owned life insurance                              6                                5
Other                                                     5                               16
                                                      -----                           ------
Total other assets                                    $  61                           $   81
                                                      =====                           ======

Scheduled amortization of these intangible assets for the next five years is estimated at $19 million in 2005, $16 million in 2006, $5 million in 2007, $4 million in 2008 and $2 million in 2009.

Depreciation and amortization expense is summarized as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                             -----------------------------------
MILLIONS OF DOLLARS                           2004          2003          2002
-------------------                          -------       -------       -------
Property, plant and equipment                $    91       $    90       $    89
Turnaround costs                                  12            12            13
Software costs                                     5             5             5
Other                                              7             6             9
                                             -------       -------       -------
   Total depreciation and amortization       $   115       $   113       $   116
                                             =======       =======       =======

In addition to the depreciation and amortization shown above, amortization of debt issuance costs of $6 million, $11 million and $5 million in 2004, 2003 and 2002, respectively, is included in interest expense in the Statements of Income.

                           LYONDELL-CITGO REFINING LP

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following components at December 31:

MILLIONS OF DOLLARS                  2004          2003
-------------------                 ------        ------
Payroll and benefits                $   25        $   25
Taxes other than income                 26            25
Interest                                 6             2
Other                                    8             3
                                    ------        ------
   Total accrued liabilities        $   65        $   55
                                    ======        ======

7. FINANCING ARRANGEMENTS

In May 2004, LCR refinanced its credit facilities with a new facility, consisting of a $450 million senior secured term loan and a $100 million senior secured revolver, which mature in May 2007. The term loan requires quarterly amortization payments of $1.125 million which began in September 2004. The new facility replaced LCR's $450 million term loan facility and $70 million revolving credit facility, which were scheduled to mature in June 2004 and is secured by substantially all of the assets of LCR. At December 31, 2004, $448 million was outstanding under the senior secured term loan with a weighted-average interest rate of 4.2%. Interest for this facility was determined by base rates or eurodollar rates at the Partnership's option. The $100 million senior secured revolver is utilized for general business purposes and for letters of credit. At December 31, 2004, no amount was outstanding under the senior secured revolver. At December 31, 2004, LCR had outstanding letters of credit totaling $12 million.

The new facility contains covenants that require LCR to maintain certain financial ratios defined in the agreement. The facility also contains other customary covenants which limit the Partnership's ability to modify certain significant contracts, incur significant additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities.

In September 2004, LCR obtained an amendment to the new facility that reduced the interest rate and eased certain financial covenants, including the debt-to-total-capitalization ratio. LCR was in compliance with all such covenants at December 31, 2004.

As part of the May 2004 refinancing, Lyondell Partners and CITGO Partners extended the maturity of the loans payable to the Partners, including $229 million payable to Lyondell Partners and $35 million payable to CITGO Partners, from July 2005 to January 2008. At December 31, 2004, Lyondell Partners and CITGO Partners loans were $229 million and $35 million, respectively, and both loans had weighted-average interest rates of 2.0%, which were based on eurodollar rates. Interest to both Partners was paid at the end of each calendar quarter through June 30, 1999, but is now deferred in accordance with the restrictions included in the $450 million term loan facility.

In December 2002, LCR completed a refinancing of its credit facilities with a new $450 million term bank loan facility and a $70 million working capital revolving credit facility that was scheduled to mature in June 2004. The facilities were secured by substantially all of the assets of LCR. At December 31, 2003, $450 million was outstanding under the bank term loan facility with weighted-average interest rates of 4.1%. Interest for this facility was determined by base rates or eurodollar rates at the Partnership's option. The $70 million working capital revolving credit facility is utilized for general business purposes and for letters of credit. At December 31, 2003, no amounts were outstanding under this facility. At December 31, 2003, LCR had outstanding letters of credit totaling $13 million.

                           LYONDELL-CITGO REFINING LP

7. FINANCING ARRANGEMENTS (CONTINUED)

Both of the December 2002 facilities contained covenants that required LCR to maintain a minimum net worth and maintain certain financial ratios defined in the agreements. The facilities also contained other customary covenants which limit the Partnership's ability to modify certain significant contracts, incur significant additional debt or liens, dispose of assets, make restricted payments as defined in the agreements or merge or consolidate with other entities. LCR was in compliance with all such covenants at December 31, 2003.

Also, during the December 2002 refinancing, the Partners and LCR agreed to renew and extend a number of existing notes due to Lyondell Partners and CITGO Partners with a master note to each Partner. The master notes extended the due date from July 1, 2003 to December 7, 2004, and are subordinate to the two bank credit facilities. At December 31, 2003, Lyondell Partners and CITGO Partners loans were $229 million and $35 million, respectively, and both loans had weighted-average interest rates of 2.2%, which were based on eurodollar rates. Subsequent to December 31, 2003, the due date of the master notes were extended to March 31, 2005.

8. LEASE COMMITMENTS

LCR leases crude oil storage facilities, computer equipment, office equipment and other items under noncancelable operating lease arrangements for varying periods. As of December 31, 2004, future minimum lease payments for the next five years and thereafter, relating to all noncancelable operating leases with terms in excess of one year were as follows:

MILLIONS OF DOLLARS
-------------------
2005                                $   74
2006                                    47
2007                                    35
2008                                    18
2009                                    14
   Thereafter                           90
                                    ------
Total minimum lease payments        $  278
                                    ======

Net rental expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $90 million, $63 million and $34 million, respectively.

9. FINANCIAL INSTRUMENTS

The fair value of all financial instruments included in current assets and current liabilities, including cash and cash equivalents, accounts receivable, and accounts payable, approximated their carrying value due to their short maturity. The fair value of long-term loans payable approximated their carrying value because of their variable interest rates.

                           LYONDELL-CITGO REFINING LP

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

LCR has defined benefit pension plans, which cover full-time regular employees. Retirement benefits are based on years of service and the employee's highest three consecutive years of compensation during the last ten years of service. LCR funds the plans through periodic contributions to pension trust funds as required by applicable law. LCR also has one unfunded supplemental nonqualified retirement plan, which provides pension benefits for certain employees in excess of the U.S. tax-qualified plans' limit. In addition, LCR sponsors unfunded postretirement benefit plans other than pensions, which provide medical and life insurance benefits. The postretirement medical plan is contributory, while the life insurance plan is noncontributory. The measurement date for LCR's pension and other postretirement benefit plans is December 31, 2004.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

                                                                           OTHER POSTRETIREMENT
                                                  PENSION BENEFITS               BENEFITS
                                                ---------------------      --------------------
           MILLIONS OF DOLLARS                    2004         2003          2004         2003
------------------------------------------      -------      --------      -------      -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, January 1                   $   125      $    124      $    39      $    35
Service cost                                          6             6            1            1
Interest cost                                         8             7            3            2
Plan amendments                                      --            --           10           --
Actuarial (gain) loss                                15            (3)          (2)           3
Benefits paid                                        (7)           (9)          (3)          (2)
                                                -------      --------      -------      -------
Benefit obligation, December 31                     147           125           48           39
                                                -------      --------      -------      -------

CHANGE IN PLAN ASSETS:
Fair value of plan assets, January 1                 51            49
Actual return on plan assets                          7            10
Partnership contributions                            27             1
Benefits paid                                        (7)           (9)
                                                -------      --------
Fair value of plan assets, December 31               78            51
                                                -------      --------

Funded status                                       (69)          (74)         (48)         (39)
Unrecognized actuarial and investment loss           52            46           12           16
Unrecognized prior service cost (benefit)             2             2           (4)         (16)
                                                -------      --------      -------      -------
Net amount recognized                           $   (15)     $    (26)     $   (40)     $   (39)
                                                =======      ========      =======      =======

AMOUNTS RECOGNIZED IN THE
   BALANCE SHEET CONSIST OF:
Accrued benefit liability                       $   (40)     $    (47)     $   (40)     $   (39)
Intangible asset                                      2             2           --           --
Accumulated other comprehensive loss                 23            19           --           --
                                                -------      --------      -------      -------
Net amount recognized                           $   (15)     $    (26)     $   (40)     $   (39)
                                                =======      ========      =======      =======

                           LYONDELL-CITGO REFINING LP

                                                PENSION BENEFITS
                                                ----------------
           MILLIONS OF DOLLARS                   2004       2003
------------------------------------------      -----      -----
ADDITIONAL INFORMATION:
Accumulated benefit obligation for defined
    benefit plans, December 31                  $ 116      $  98
Increase (decrease) in minimum liability
    included in other comprehensive loss            4        (10)

Pension plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

                                                PENSION BENEFITS
                                                ----------------
      MILLIONS OF DOLLARS                        2004       2003
-------------------------------                 -----      -----
Projected benefit obligations                   $ 147      $ 125
Accumulated benefit obligations                   116         98
Fair value of assets                               78         51

Net periodic pension and other postretirement benefit costs included the following components:

                                                                     OTHER POSTRETIREMENT
                                            PENSION BENEFITS               BENEFITS
                                        ------------------------   ------------------------
         MILLIONS OF DOLLARS             2004     2003     2002     2004     2003     2002
-------------------------------------   ------   ------   ------   ------   ------   ------
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
    Service cost                        $    6   $    7   $    6   $    1   $    1   $    1
    Interest cost                            8        7        8        3        2        2

    Actual (gain) loss on plan assets       (7)     (10)       5       --       --       --
    Less unrecognized gain (loss)            3        6       (9)      --       --       --
                                        ------   ------   ------   ------   ------   ------
    Recognized gain on plan assets          (4)      (4)      (4)      --       --       --

    Prior service costs amortization        --       --       --       (2)      (3)      (3)
    Actuarial loss amortization              4        4        3        1        1        1
    Net effect of settlements                2       --       --       --       --       --
                                        ------   ------   ------   ------   ------   ------
    Net periodic benefit cost           $   16   $   14   $   13   $    3   $    1   $    1
                                        ======   ======   ======   ======   ======   ======

                           LYONDELL-CITGO REFINING LP

The weighted-average assumptions used in determining net benefit liabilities were as follows at December 31:

                                      PENSION         OTHER POSTRETIREMENT
                                      BENEFITS              BENEFITS
                                  ---------------     --------------------
                                  2004       2003       2004        2003
                                  ----       ----       ----        ----
Discount rate                     5.75%      6.25%      5.75%       6.25%
Rate of compensation increase     4.50%      4.50%        --          --

The weighted-average assumptions used in determining net periodic benefit cost were as follows:

                                                               OTHER POSTRETIREMENT
                                      PENSION BENEFITS               BENEFITS
                                   ----------------------     ----------------------
                                   2004     2003     2002     2004     2003     2002
                                   ----     ----     ----     ----     ----     ----
Discount rate                      6.25%    6.50%    6.50%    6.25%    6.50%    6.50%
Expected return on plan assets     8.00%    8.00%    9.50%      --       --       --
Rate of compensation increase      4.50%    4.50%    4.50%      --       --       --

Management's goal is to manage pension investments over the long term to achieve optimal returns with an acceptable level of risk and volatility. Targeted asset allocations of 55% U.S. equity securities, 15% non-U.S. equity securities and 30% fixed income securities were adopted in 2003 for the plans based on recommendations by LCR's independent pension investment advisor. Investment policies prohibit investments in securities issued by an affiliate, such as Lyondell, or investment in speculative, derivative instruments. The investments are marketable securities that provide sufficient liquidity to meet expected benefit obligation payments.

Prior to 2003, LCR's expected long-term rate of return on plan assets of 9.5% had been based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time, using the expected returns for the above-noted asset allocations that had been recommended by the advisor, and had been adopted for the plans. Over the three-year period ended December 31, 2003, LCR's actual return on plan assets was a loss averaging 1.8% per year. In 2003, LCR reviewed its asset allocation and expected long-term rate of return assumptions and obtained an updated asset allocation study from the independent pension investment advisor, including updated expectations for long-term market earnings rates for various classes of investments. Based on this review, LCR reduced its expected long-term rate of return on plan assets to 8% and did not significantly change its plan asset allocations.

                           LYONDELL-CITGO REFINING LP

LCR's pension plan weighted-average asset allocations by asset category were as follows at December 31:

                              2004 POLICY    2004    2003
                              -----------    ----    ----
ASSET CATEGORY:
U.S. equity securities            55%          57%     53%
Non-U.S. equity securities        15%          15%     18%
Fixed income securities           30%          28%     29%
                                 ---          ---     ---
     Total                       100%         100%    100%
                                 ===          ===     ===

LCR expects to contribute approximately $5 million to its pension plans in 2005.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted in December 2003. In January 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by FSP FAS 106-1, LCR elected to defer recognition of the effects of the Act in accounting for its plans until the FASB developed and issued authoritative guidance on accounting for subsidies provided by the Act. In May 2004, the FASB issued FSP FAS 106-2 of the same title, which gave final guidance on accounting for subsidies under the Act and required LCR to implement its provisions no later than the third quarter 2004, if the effects were significant. The effect of the Act was not significant to the Partnership's financial statements and was recognized in the December 31, 2004 accumulated postretirement benefit obligation and the 2004 net periodic postretirement benefit cost.

As of December 31, 2004, future expected benefit payments, which reflect expected future service, as appropriate, were as follows:

                       PENSION      OTHER
MILLIONS OF DOLLARS    BENEFITS    BENEFITS
-------------------    --------    --------
  2005                   $    5       $   3
  2006                        7           3
  2007                        8           3
  2008                       10           4
  2009                       13           4
  2010 through 2014          82          19
                         ------       -----
      Total              $  125       $  36
                         ======       =====

                           LYONDELL-CITGO REFINING LP

The assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2004 was 10% for 2005, 7% for 2006 through 2008 and 5% thereafter. The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on LCR's maximum contribution level to the medical plan. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would not change the accumulated postretirement benefit liability as of December 31, 2004 by less than $1 million and would not have a material effect on the aggregate service and interest cost components of the net periodic postretirement benefit cost for the year then ended.

LCR also maintains voluntary defined contribution savings plans for eligible employees. Contributions to the plans by LCR were $5 million in each of the three years ended December 31, 2004.

11. COMMITMENTS AND CONTINGENCIES

Commitments -- LCR has various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for LCR's business and at prevailing market prices. LCR is party to various unconditional purchase obligation contracts as a purchaser for products and services, principally take-or-pay contracts for hydrogen, electricity and steam. At December 31, 2004, future minimum payments under these contracts with noncancelable contract terms in excess of one year and fixed minimum payments were as follows:

MILLIONS OF DOLLARS
-------------------
2005                                      $   31
2006                                          29
2007                                          27
2008                                          25
2009                                          24
Thereafter through 2021                      177
                                          ------
   Total minimum contract payments        $  313
                                          ======

Total LCR purchases under these agreements were $134 million, $107 million and $68 million during 2004, 2003 and 2002, respectively. A substantial portion of the future minimum payments and purchases were related to a hydrogen take-or-pay agreement with Equistar (see Note 3).

Crude Supply Agreement--Under the CSA, which will expire on December 31, 2017, PDVSA Oil is required to sell, and LCR is required to purchase 230,000 barrels per day of extra heavy Venezuelan crude oil, which constitutes approximately 86% of the Refinery's refining capacity of 268,000 barrels per day of crude oil (see
Note 3). Since April 1998, PDVSA Oil has, from time to time, declared itself in a force majeure situation and subsequently reduced deliveries of crude oil. Such reductions in deliveries were purportedly based on announced OPEC production cuts. At such times, PDVSA Oil informed LCR that the Venezuelan government, through the Ministry of Energy and Mines, had instructed that production of certain grades of crude oil be reduced. In certain circumstances, PDVSA Oil made payments under a different provision of the CSA in partial compensation for such reductions.

                           LYONDELL-CITGO REFINING LP

LCR has consistently contested the validity of the reductions in deliveries by PDVSA Oil and PDVSA under the CSA. The parties have different interpretations of the provisions of the contracts concerning the delivery of crude oil. The contracts do not contain dispute resolution procedures and the parties have been unable to resolve their commercial dispute. As a result, in February 2002, LCR filed a lawsuit against PDVSA and PDVSA Oil in connection with the force majeure declarations, which LCR is continuing to litigate.

From time to time, Lyondell and PDVSA have had discussions covering both a restructuring of the CSA and a broader restructuring of the LCR partnership. LCR is unable to predict whether changes in either arrangement will occur. Depending on then-current market conditions, any breach or termination of the CSA, or reduction in supply thereunder, would require LCR to purchase all or a portion of its crude oil in the merchant market, which could subject LCR to significant volatility and price fluctuations and could aversely affect the Partnership. There can be no assurance that alternative crude oil supplies with similar margins would be available for purchase by LCR. During the year ended December 31, 2004, LCR received crude oil under the CSA at or above the contract volumes.

Subject to the consent of the other partner and rights of first offer and refusal, the Partners each have a right to transfer their interests in LCR to unaffiliated third parties in certain circumstances. If neither CITGO, PDVSA Oil or their affiliates were a partner in LCR, PDVSA Oil would have an option to terminate the CSA.

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

LCR estimates that it has a liability of approximately $6 million at December 31, 2004 related to future assessment and remediation costs. Lyondell has a contractual obligation to reimburse LCR for approximately $5 million. Accordingly, LCR has reflected a current liability for the remaining portion of this liability that will not be reimbursed by Lyondell. In the opinion of management, there is currently no material estimable range of loss in excess of the amount recorded. However, it is possible that new information associated with this liability, new technology or future developments such as involvement in investigations by regulatory agencies, could require LCR to reassess its potential exposure related to environmental matters.

                           LYONDELL-CITGO REFINING LP

Clean Air Act - Under the Clean Air Act, the eight-county Houston/Galveston region has been designated a severe non-attainment area for ozone by the U.S. Environmental Protection Agency ("EPA") under a "one-hour" ozone standard. Emission reduction controls for nitrogen oxides ("NOx") must be installed at the Refinery located in the Houston/Galveston region during the next several years. Revised rules adopted by the regulatory agencies changed the required NOx reduction levels from 90% to 80%.

The benefit from the 80% NOx reduction level could be affected by increased costs for stricter proposed controls over highly reactive, volatile organic compounds ("HRVOC"). The regulatory agency for the state of Texas, the Texas Commission on Environmental Quality ("TCEQ"), finalized the HRVOC rules in December 2004. LCR is still assessing the impact of the proposed HRVOC revisions. In addition, in April 2004, the EPA designated the eight-county Houston/Galveston region a moderate non-attainment area under an "eight-hour" ozone standard. As a result, the TCEQ must submit a plan to the EPA in 2007 to demonstrate compliance with the eight-hour ozone standard in 2010. The timing and amount of estimated expenditures are subject to regulatory and other uncertainties, as well as obtaining the necessary permits and approvals. There can be no assurance as to the ultimate cost of implementing any plan developed to comply with the final ozone standards.

The Clean Air Act also specified certain emissions standards for vehicles, and in 1998, the EPA concluded that additional controls on gasoline and diesel fuel were necessary. New standards for gasoline were finalized in 1999 and will require refiners to produce a low sulfur gasoline by 2004, with final compliance by 2006. A new "on-road" diesel standard was adopted in January 2001 and will require refiners of on-road diesel fuel to produce 80% as ultra low sulfur diesel ("ULSD") by June 2006 and 100% by the end of 2009, with less stringent standards for "off-road" diesel fuel. To date, the "off-road" diesel fuel standards have not been finalized. These gasoline and diesel fuel standards will result in increased capital investment for LCR. In addition, these standards could result in higher operating costs for LCR.

For the years ended December 31, 2004, 2003 and 2002 LCR spent $31 million, $16 million and $31 million, respectively, for environmental related capital expenditures. These expenditures exclude a $25 million charge in 2003 for the impairment of value of project costs incurred as a result of a change to alternative approaches to complying with the gasoline and diesel fuel standards projects that led to a reduction in estimated expenditures for project compliance. LCR currently estimates that environmentally related capital expenditures will be approximately $96 million for 2005 and $129 million for 2006, including preliminary estimated expenditures for engineering studies related to emission control standards for HRVOC's, as described above.

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

                           LYONDELL-CITGO REFINING LP

12. SUPPLEMENTAL CASH FLOW INFORMATION

At December 31, 2004, 2003 and 2002, construction in progress included approximately $22 million, $5 million and $6 million, respectively, of non-cash additions which related to accounts payable accruals and accrued liabilities.

During 2004, 2003 and 2002, LCR paid interest of $18 million, $20 million and $26 million, respectively.

In June 2003, the Partners agreed to contribute part of the outstanding accrued interest payable to the respective Partners' capital accounts based on their relative ownership interests of 58.75% for Lyondell Partners and 41.25% for CITGO Partners. Accordingly, $10 million and $7 million of Lyondell Partners and CITGO Partners accrued interest, respectively, was reclassified to the respective Partners' capital accounts.

                                INDEX TO EXHIBITS

Exhibit
Number                                  Description
------                                  -----------
3.1         Restated Certificate of Incorporation, as amended (incorporated by reference to the Registrant's Registration Statement on Form 10,
            File No. 333-3226, Exhibit 3.1 filed with the Commission on April 4,
            1996).

3.2         By-laws of CITGO Petroleum Corporation as amended on March 13, 2001
            (incorporated by reference to Registrant's 2000 Form 10-K, File No.
            1-14380, Exhibit 3.1(i) filed with the Commission on March 21,
            2001).

4.1         Master Shelf Agreement (1994) by and between Prudential Insurance
            Company of America and CITGO Petroleum Corporation ($100,000,000), dated March 4, 1994 (incorporated by reference to the Registrant's
            Registration Statement on Form 10, File No. 333-3226, Exhibit 10.16 filed with the Commission on April 4, 1996).

4.2         Letter Agreement by and between the Company and Prudential Insurance
            Company of America, dated March 4, 1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File No.
            333-3226, Exhibit 10.17(i) filed with the Commission on April 4,
            1996).

4.3         Letter Amendment No. 1 to Master Shelf Agreement with Prudential
            Insurance Company of America, dated November 14, 1994 (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226, Exhibit 10.17(ii) filed with the Commission on
            April 4, 1996).

4.4 CITGO Senior Debt Securities (1991) Agreement (incorporated by reference to PDV America, Inc.'s Registration Statement on Form F-1,
            File No. 33-63742, Exhibit 10.18 filed with the Commission on June
            2, 1993).

4.5         Indenture, dated as of May 1, 1996, between CITGO Petroleum
            Corporation and the First National Bank of Chicago, relating to the 7-7/8% Senior Notes due 2006 of CITGO Petroleum Corporation, including the form of Senior Note (incorporated by reference to the Registrant's Registration Statement on Form 10, File No. 333-3226,
            Exhibit 4.1 filed with the Commission on April 4, 1996).

4.6         Indenture, dated as of February 27, 2003, between CITGO Petroleum
            Corporation, as Issuer, and The Bank of New York, as Trustee, relating to the $550,000,000 11-3/8% Senior Notes due 2011 of CITGO
            Petroleum Corporation (incorporated by reference to the Registrant's
            2002 Form 10-K, File No. 1-14380, Exhibit 4.2 filed with the
            Commission on March 24, 2003).

4.7         Supplemental Indenture dated as of October 20, 2004 between CITGO
            Petroleum Corporation, as Issuer, and The Bank of New York, as
            Trusted, relating to the $550,000,000 11-3/8% Senior Notes due 2011 of CITGO Petroleum Corporation (incorporated by reference to the Registrant's Form 8-K dated October 22, 2004, File No. 1-14380,
            Exhibit 4.1 filed with the Commission on October 28, 2004).

4.8         Indenture, dated as of October 22, 2004, between CITGO Petroleum
            Corporation, as Issuer, and J.P. Morgan Trust Company, National
            Association, as Trustee, relating to the $250,000,000 6% Senior
            Notes due 2011 of CITGO Petroleum Corporation (incorporated by reference to the Registrant's Registration Statement on Form S-4,
            File No. 333-122100, Exhibit 4.1 filed with the Commission on
            January 18, 2005).

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

10.14       Limited Partnership Agreement of LYONDELL-CITGO Refining LP, dated
            December 31, 1998 (incorporated by reference to the Registrant's
            1998 Form 10-K, File No. 1-14380, Exhibit 10.24 filed with the
            Commission on March 17, 1999).

10.15       $260,000,000 Three-Year Credit Agreement dated as of December 11,
            2002 among CITGO Petroleum Corporation, Bank of America, N.A., as
            Administrative Agent, JP Morgan Chase Bank, as Syndication Agent,
            Societe Generale, as Documentation Agent and the other lenders party thereto (incorporated by reference to the Registrant's 2002 Form
            10-K, File No. 1-14380, Exhibit 10.22 filed with the Commission on
            March 24, 2003).

10.16       First Amendment to Three-Year Credit Agreement entered into January
            29, 2003, but effective as of December 11, 2002, among CITGO
            Petroleum Corporation, Bank of America, N.A., as Administrative
            Agent and the other lenders party thereto (incorporated by reference to the Registrant's 2002 Form 10-K, File No. 1-14380, Exhibit 10.23 filed with the Commission on March 24, 2003).

10.17       Purchase and Sale Agreement dated as of February 28, 2003 between
            CITGO Petroleum Corporation and CITGO Funding Company, L.L.C.
            (incorporated by reference to the Registrant's 2003 Form 10-K, File
            No. 1-14380, Exhibit 10.23 filed with the Commission on March 30,
            2004).

10.18       Amendment No. 1 dated as of November 26, 2003 to Purchase and Sale
            Agreement dated as of February 28, 2003 (incorporated by reference to the Registrant's 2003 Form 10-K, File No. 1-14380, Exhibit 10.24 filed with the Commission on March 30, 2004).

10.19       Receivables Purchase Agreement dated as of February 28, 2003 among
            CITGO Funding Company, L.L.C., CITGO Petroleum Corporation, Asset
            One Securitization, LLC and Societe Generale (incorporated by reference to the Registrant's 2003 Form 10-K, File No. 1-14380,
            Exhibit 10.25 filed with the Commission on March 30, 2004).

10.20       Amendment No. 1 dated as of November 26, 2003 to Receivables
            Purchase Agreement dated as of February 28, 2003 (incorporated by reference to the Registrant's 2003 Form 10-K, File No. 1-14380,
            Exhibit 10.26 filed with the Commission on March 30, 2004).

10.21       Amendment No. 2 dated as of November 24, 2004 to Receivables
            Purchase Agreement dated as of February 28, 2003.

12.1*       Computation of Ratio of Earnings to Fixed Charges.

23.1*       Consent of Independent Registered Public Accounting Firm of CITGO
            Petroleum Corporation.

23.2*       Consent of Independent Registered Public Accounting Firm of CITGO
            Petroleum Corporation.

23.3*       Consent of Independent Registered Public Accounting Firm of CITGO
            Petroleum Corporation.

23.4*       Consent of Independent Registered Public Accounting Firm of CITGO
            Petroleum Corporation.

23.5*       Consent of Independent Registered Public Accounting Firm of
            LYONDELL-CITGO Refining LP.

23.6*       Consent of Independent Registered Public Accounting Firm of
            LYONDELL-CITGO Refining LP.

31.1*       Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the
            Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by Felix
            Rodriguez, President and Chief Executive Officer.

31.2*       Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the
            Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by Larry E. Krieg, Chief Financial Officer.

32.1*       Certification Pursuant to Section 1350 of Chapter 63 of Title 18
            United States Code as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by Felix Rodriguez, President and Chief Executive Officer.

32.2*       Certification Pursuant to Section 1350 of Chapter 63 of Title 18
            United States Code as to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by Larry E. Krieg, Chief
            Financial Officer.

--------
* Filed Herewith