Form 10-Q
period 2005-03-31
CITGO PETROLEUM CORP
filed 2005-05-16
CIK 1011746

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-14380

                          CITGO PETROLEUM CORPORATION
              -----------------------------------------------------
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

                                       N/A
          ------------------------------------------------------------
          (Former name or former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK, $1.00 PAR VALUE                       1,000
     -----------------------------          -------------------------------
                (Class)                     (outstanding at April 30, 2005)

================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

                                                                                                     PAGE
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.....................................................      1

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets - March 31, 2005 and
            December 31, 2004....................................................................      2

            Condensed Consolidated Statements of Income and Comprehensive Income -
            Three-Month Periods Ended March 31, 2005 and 2004....................................      3

            Condensed Consolidated Statement of Shareholder's Equity - Three-Month Period
            Ended March 31, 2005.................................................................      4

            Condensed Consolidated Statements of Cash Flows - Three-Month Periods Ended
            March 31, 2005 and 2004..............................................................      5

            Notes to the Condensed Consolidated Financial Statements.............................      6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................................     19

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................     26

   Item 4.  Controls and Procedures..............................................................     31

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................................     32

   Item 6.  Exhibits.............................................................................     32

SIGNATURES.......................................................................................     33

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

      CITGO purchases approximately 40% of its crude oil requirements from Petroleos de Venezuela, S.A., the national oil company of the Bolivarian Republic of Venezuela and CITGO's ultimate parent corporation, under long-term supply agreements. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                              MARCH 31,
                                                                 2005       DECEMBER 31,
                                                             (UNAUDITED)        2004
                                                             ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $    244,122   $     23,033
  Accounts receivable, net                                      1,623,559      1,292,751
  Due from affiliates                                             168,454        106,514
  Inventories                                                   1,103,717      1,165,660
  Prepaid expenses and other                                       44,087         77,696
                                                             ------------   ------------
            Total current assets                                3,183,939      2,665,654

PROPERTY, PLANT AND EQUIPMENT - Net                             4,032,360      4,038,505

RESTRICTED CASH                                                     2,021          2,315

INVESTMENTS IN AFFILIATES                                         573,928        580,647

OTHER ASSETS                                                      354,035        356,551
                                                             ------------   ------------

                                                             $  8,146,283   $  7,643,672
                                                             ============   ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $  1,079,395   $    888,030
  Payables to affiliates                                          830,541        674,997
  Taxes other than income                                         291,706        290,456
  Other                                                           319,163        251,451
  Current portion of long-term debt                                11,364         11,364
  Current portion of capital lease obligation                       4,192          4,404
                                                             ------------   ------------
            Total current liabilities                           2,536,361      2,120,702

LONG-TERM DEBT                                                  1,120,597      1,120,527

CAPITAL LEASE OBLIGATION                                           43,562         43,755

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                       369,201        359,707

OTHER NONCURRENT LIABILITIES                                      331,197        337,250

DEFERRED INCOME TAXES                                             910,963        939,299

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized,
  issued and outstanding                                                1              1
  Additional capital                                            1,659,698      1,659,698
  Retained earnings                                             1,200,143      1,088,096
  Accumulated other comprehensive loss                            (25,440)       (25,363)
                                                             ------------   ------------
            Total shareholder's equity                          2,834,402      2,722,432
                                                             ------------   ------------

                                                             $  8,146,283   $  7,643,672
                                                             ============   ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT FOR SUPPLEMENTAL INFORMATION)

                                                                             THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                          2005          2004
                                                                      -----------   -----------
REVENUES:
  Net sales (1)                                                       $ 8,486,872   $ 6,579,719
  Sales to affiliates                                                     103,397        75,510
                                                                      -----------   -----------
                                                                        8,590,269     6,655,229
  Equity in earnings of affiliates                                         52,223        46,032
  Other income (expense) - net                                              9,523          (322)
                                                                      -----------   -----------
                                                                        8,652,015     6,700,939

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (including purchases
     of $3,537,831 and $2,515,917 from affiliates) (1)                  8,383,051     6,533,317
  Selling, general and administrative expenses                             79,707        71,097
  Interest expense, excluding capital lease                                17,075        31,537
  Capital lease interest charge                                             1,118           753
                                                                      -----------   -----------
                                                                        8,480,951     6,636,704
                                                                      -----------   -----------

INCOME BEFORE INCOME TAXES                                                171,064        64,235

INCOME TAXES                                                               59,017        22,064
                                                                      -----------   -----------

NET INCOME                                                                112,047        42,171
                                                                      -----------   -----------

OTHER COMPREHENSIVE (LOSS) INCOME:
   Cash flow hedges:
      Reclassification adjustment for derivative losses included in
         net income, net of related income taxes of $28 and $44                52            78

    Foreign currency translation (loss) gain, net of
       related income taxes of  $(69) and $451                               (129)          802
                                                                      -----------   -----------

OTHER COMPREHENSIVE (LOSS) INCOME                                             (77)          880
                                                                      -----------   -----------

COMPREHENSIVE INCOME                                                  $   111,970      $ 43,051
                                                                      ===========   ===========

SUPPLEMENTAL INFORMATION (millions of dollars)
(1) Includes amounts related to buy/sell arrangements:

         Net sales                                                    $     881.6   $     813.2
                                                                      ===========   ===========
         Cost of sales and operating expenses                         $     952.2   $     896.9
                                                                      ===========   ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

                                                                                               ACCUMULATED
                                                   COMMON STOCK                                   OTHER
                                                -----------------    ADDITIONAL    RETAINED   COMPREHENSIVE
                                                SHARES     AMOUNT     CAPITAL      EARNINGS   INCOME (LOSS)      TOTAL
                                                ------     ------   -----------  -----------  -------------   -----------
BALANCE, DECEMBER 31, 2004                         1       $    1   $ 1,659,698  $ 1,088,096  $     (25,363)  $ 2,722,432

Net income                                         -            -             -      112,047              -       112,047

Other comprehensive income (loss)                  -            -             -            -            (77)          (77)
                                                  --       ------   -----------  -----------  -------------   -----------
BALANCE, MARCH 31, 2005                            1       $    1   $ 1,659,698  $ 1,200,143  $     (25,440)  $ 2,834,402
                                                  ==       ======   ===========  ===========  =============   ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                           -----------------------
                                                             2005          2004
                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 112,047     $  42,171
  Depreciation and amortization                               95,516        86,696
  Other adjustments to reconcile net income to net cash
     provided by operating activities                         21,385        26,055
  Changes in operating assets and liabilities                120,100        54,313
                                                           ---------     ---------
       Net cash provided by operating activities             349,048       209,235
                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (81,665)      (67,260)
  Proceeds from sales of property, plant and equipment            13            55
  Decrease (increase) in restricted cash                         294            (5)
  Investments in LYONDELL-CITGO Refining LP                  (18,703)       (6,023)
  Investments in and advances to other affiliates                  -        (1,553)
                                                           ---------     ---------
       Net cash used in investing activities                (100,061)      (74,786)
                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on master shelf agreement senior notes                  -       (20,000)
  Proceeds from tax-exempt bonds                                   -        11,800
  Payments on loans from affiliates                          (26,100)            -
  Payments of capital lease obligations                         (405)         (784)
  Financing fees and debt issuance costs                      (1,393)         (461)
                                                           ---------     ---------
       Net cash used in financing activities                 (27,898)       (9,445)
                                                           ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                        221,089       125,004

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                23,033       202,008
                                                           ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 244,122     $ 327,012
                                                           =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized               $  10,697     $  41,538
                                                           =========     =========
        Income taxes (net of refunds of $488 in 2005)      $   2,570     $   1,759
                                                           =========     =========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE-MONTHS ENDED MARCH 31, 2005 AND 2004

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

   The financial information for CITGO subsequent to December 31, 2004 and with respect to the interim three- month period ended March 31, 2005 and 2004, is unaudited. In management's opinion, such interim information contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of such periods, as well as the write-off of costs associated with the deferral of a capital project. The financial information for the three-month period ended March 31, 2004 has been adjusted to retrospectively reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Reform"). See Note 10 for additional information. The results of operations for the three-month period ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2004 on Form 10-K.

2. NEW ACCOUNTING PRONOUNCEMENTS

   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company's adoption of FIN 46R, effective January 1, 2005, had no impact on the financial position or results of operations for the quarter ended March 31, 2005.

   In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies the application of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). FIN 47 clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated; and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has not determined the impact on its financial position or results of operations that may result from the application of FIN 47.

   In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP FAS 109-1"). The American Jobs Creation Act introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement No. 109. The Company does not expect the adoption of this new tax provision to have a material impact on its consolidated financial position, results of operations or cash flows.

3. ACCOUNTS RECEIVABLE

   The Company has a limited purpose consolidated subsidiary, CITGO Funding Company L.L.C. ("CITGO Funding"), which established a non-recourse agreement to sell an undivided interest in specified trade accounts receivables ("pool") to independent third parties. Under the terms of the agreement, new receivables are added to the pool as collections (administered by CITGO) reduce previously sold receivables. CITGO pays specified fees related to its sale of receivables under the program. The outstanding invested amount of the interest sold to third-parties at any one time under the trade accounts receivable sales agreement is limited to a maximum of $350 million.

   As of March 31, 2005, $504 million of CITGO's accounts receivable comprised the designated pool of trade receivables owned by CITGO Funding. As of March 31, 2005, no outstanding investment in the receivables in the designated pool had been sold to the third party and the entire amount of the receivables was retained by CITGO Funding.

4. INVENTORIES

   Inventories, primarily at LIFO, consist of the following:

                              MARCH 31,
                                2005         DECEMBER 31,
                             (UNAUDITED)         2004
                             -----------      ----------
                                    (000s OMITTED)
Refined products             $  704,469       $  787,795
Crude oil                       305,206          284,301
Materials and supplies           94,042           93,564
                             ----------       ----------
                             $1,103,717       $1,165,660
                             ==========       ==========

5. RESTRICTED CASH

   CITGO issued $39 million of tax-exempt environmental facilities revenue bonds in May 2003. The proceeds from these bonds are being used on qualified projects at the Corpus Christi refinery. Restricted cash of approximately $2 million at March 31, 2005 represents highly liquid investments held in trust accounts in accordance with the bond agreement. Funds may be released solely to finance the qualified capital expenditures as defined in the related bond agreement.

6. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

   Long-term debt consists of the following:

                                                                      MARCH 31,
                                                                        2005              DECEMBER 31,
                                                                     (UNAUDITED)             2004
                                                                     -----------          ------------
                                                                              (000s OMITTED)
Senior Notes, $250 million face amount, due 2011 with
   interest rate of 6%                                               $   248,360           $   248,299

Senior Notes, $150 million face amount, due 2006 with
   interest rate of 7-7/8%                                               149,975               149,969

Senior Notes, $6.6 million face amount, due 2011 with
   interest rate of 11-3/8%                                                6,615                 6,613

Private Placement Senior Notes, due 2005 to 2006 with an
   interest rate of 9.30%                                                 22,727                22,727

Master Shelf Agreement Senior Notes, due 2006 to
   2009 with interest rates from 7.17% to 8.94%                          165,000               165,000

Tax-Exempt Bonds, due 2007 to 2033 with variable
   and fixed interest rates                                              459,284               459,283

Taxable Bonds, due 2026 to 2028 with variable interest rate               80,000                80,000
                                                                     -----------           -----------

                                                                       1,131,961             1,131,891
Current portion of long-term debt                                        (11,364)              (11,364)
                                                                     -----------           -----------
                                                                     $ 1,120,597           $ 1,120,527
                                                                     ===========           ===========

      CITGO has a $260 million, three-year, unsecured revolving credit facility maturing in December 2005. There was no outstanding balance under this credit facility at March 31, 2005.

      In October 2004, CITGO issued $250 million of 6% unsecured senior notes due October 15, 2011. In connection with this transaction, CITGO repurchased approximately $543 million principal amount of its 11-3/8% senior notes due 2011 as part of a tender offer for such notes. After the tender offer for the 11-3/8% notes in October 2004, approximately $6.6 million remain outstanding at March 31, 2005.

      In April 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities. In May 1996, CITGO issued $200 million aggregate principal amount of 7-7/8% unsecured senior notes due 2006. Due to CITGO's credit ratings, the shelf registration statement is not presently available.

      Approximately $362 million of the outstanding taxable and tax-exempt bonds are supported by letters of credit issued by various banks.

      Our various debt instruments require maintenance of a specified minimum net worth and impose restrictions on our ability to: incur additional debt unless we meet specified interest coverage and debt to capitalization ratios; place liens on our property, subject to specified exceptions; sell assets, subject to specified exceptions; make restricted payments, including dividends, repurchases of capital stock and specified investments; and
   merge, consolidate or transfer assets. Various of our debt agreements, including the agreements governing the Private Placement Senior Notes and the Master Shelf Agreement Senior Notes and the reimbursement agreements relating to various letters of credit that provide liquidity support for our tax-exempt bonds, contain provisions requiring that we equally and ratably secure those instruments if we issue secured debt other than as permitted by those instruments. CITGO is in compliance with its covenants under its debt financing arrangements at March 31, 2005.

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

   As of March 31, 2005, CITGO has a note receivable from LYONDELL-CITGO of $35 million. The note bears interest at market rates, which was approximately 2.7 percent at March 31, 2005. Principal and interest are due January 1, 2008. Accordingly, the note and related accrued interest are included in the balance sheet caption other assets, noncurrent, in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                                (000s omitted)
                                                          March 31,     December 31,
                                                             2005          2004
                                                         -----------    ------------
                                                         (Unaudited)
Carrying value of investment                             $  402,657       $  409,782
Note receivable                                              35,278           35,278
Participation interest                                           41%              41%

Summary of LYONDELL-CITGO's financial position:
   Current assets                                        $  515,000       $  359,000
   Non current assets                                     1,305,000        1,288,000
   Current liabilities                                      845,000          588,000
   Noncurrent liabilities                                   819,000          819,000
   Partners' capital                                        156,000          240,000

                                                            Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                           2005            2004
                                                        ----------      ----------
                                                                (Unaudited)
Equity in net income                                    $   42,947      $   35,237
Cash distribution received                                  68,775          44,550

Summary of LYONDELL-CITGO's operating results:
   Revenue                                              $1,535,622      $1,153,538
   Gross profit                                            129,986         116,066
   Net income                                              109,842          91,494

      On May 21, 2004, LYONDELL-CITGO closed on a three-year, $550 million credit facility to replace its expiring $520 million credit facility. The new credit facility is comprised of a $450 million senior secured term loan and a $100 million senior secured revolver, both with an interest rate of the London Interbank Offered Rate ("LIBOR") plus 2.5 percent. The facility is secured by substantially all of the assets of LYONDELL-CITGO and contains covenants that require LYONDELL-CITGO to maintain specified financial ratios. In September 2004, LYONDELL-CITGO obtained an amendment to the new facility which reduces the interest rate to LIBOR plus 2 percent and eases certain financial covenants, including the debt to total capitalization ratio. There was no outstanding balance under the working capital revolving credit facility at March 31, 2005.

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

   CITGO, along with most of the other major oil companies, is a defendant in a number of federal and state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a gasoline additive. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek injunctive relief to abate the contamination. CITGO intends to defend all of the MTBE lawsuits vigorously. CITGO's MTBE litigation can be divided into two categories -- pre and post-September 30, 2003 litigation. Of the pre-September 30, 2003 cases, CITGO is defending itself in Madison County, Illinois state court and in a New York county state court. As of early October 2004, settlements in principle had been reached in both Madison County, Illinois cases and one of the cases was settled in March 2005. There will be no effect on results of operations because the accrual for these cases was adequate. The post-September 30, 2003 cases were filed after new federal legislation was proposed that would have precluded plaintiffs from filing lawsuits based on the theory that gasoline with MTBE is a defective product. These approximately 72 cases, the majority of which were filed by municipal authorities, were removed to federal court and at the defendants' request consolidated in Multi-District Litigation ("MDL") 1358. On March 16, 2004, the judge in MDL 1358 denied the plaintiffs' motion to remand the cases to state court. Subsequently, the judge denied the plaintiffs' motion to certify her rulings on the remand motion for an interlocutory appeal. It is not possible to estimate the loss or range of loss, if any, related to these cases. In an April 20, 2005 ruling, the judge refused to dismiss most of the plaintiffs' causes of action. In doing so, the judge held that the plaintiffs might be able to prove liability under a commingled product market share liability theory because the plaintiffs could not identify the particular defendants which had manufactured the gasoline that caused the alleged contamination to drinking water supplies.

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

   In 2001, Miami-Dade County sued seventeen defendants for the costs of remediation of pollution rising from jet fuel operations during the past decades at the Miami International Airport ("the Airport"). Although not a defendant in this case, CITGO along with approximately 250 other former jet fuel operators at the Airport has received a payment demand from Miami-Dade County for the remediation costs for alleged pollution occurring while CITGO had jet fuel operations at the Airport. CITGO is exploring settlement discussions with Miami-Dade County. CITGO is contesting the amount of damages that Miami-Dade County claims are attributed to CITGO's jet fuel operations at the Airport and will vigorously defend itself should no settlement be reached. CITGO does not believe that the resolution of this matter will have a material adverse effect on its financial condition or results of operations.

   On April 19, 2005, CITGO received a claim from Dixie Pipeline Company ("Dixie") that CITGO may have injected contaminated propane into Dixie's pipeline system. Dixie and CITGO are cooperating to investigate the facts. CITGO does not have sufficient information to determine liability, if any, or to estimate the loss or range of loss, if any, related to this claim.

   At March 31, 2005, CITGO's balance sheet included an accrual for lawsuits and claims of $18 million compared with $24 million at December 31, 2004. Unrelated to the reduction in the accrual, CITGO estimates that an additional loss of $35 million is reasonably possible in connection with such lawsuits and claims.

   ENVIRONMENTAL COMPLIANCE AND REMEDIATION - CITGO is subject to the federal Clean Air Act ("CAA"), which includes the New Source Review ("NSR") program as well as the Title V air permitting program; the federal Clean Water Act, which includes the National Pollution Discharge Elimination System program; the Toxic Substances Control Act; and the federal Resource Conservation and Recovery Act and their equivalent state programs. CITGO believes it is in material compliance with the requirements of all of these environmental regulatory programs. CITGO does not have any material Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") liability because the former owners of many of CITGO's assets have by explicit contractual language assumed all or the material portion of CERCLA obligations related to those assets. This includes the Lake Charles refinery and the Lemont refinery.

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

   In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries, electric utilities and other industrial sources modified air emission sources. Without admitting any violation CITGO reached a settlement with the United States and the states of Louisiana, Illinois, New Jersey, and Georgia. A Consent Decree was approved in the District court for the Southern District of Texas in January 2005. The Consent Decree requires the implementation of control equipment at CITGO's refineries and a Supplemental Environment Project at CITGO's Corpus Christi, Texas refinery. CITGO settled for $325 million which included a civil penalty of $3.6 million, split between the U.S. EPA and the states. CITGO accrued for the civil penalty during 2003 and paid it in February 2005. The capital costs will be incurred over a period of time, primarily between 2004 and 2009.

   In June 1999, an NOV was issued by the U.S. EPA alleging violations of the National Emission Standards for Hazardous Air Pollutants regulations covering benzene emissions from wastewater treatment operations at CITGO's Lemont, Illinois refinery. This matter has been consolidated with the matters described in the previous paragraph.

   In June 2002, a Consolidated Compliance Order and Notice of Potential Penalty was issued by the LDEQ alleging violations of the Louisiana air quality regulations at CITGO's Lake Charles, Louisiana refinery during 2001. The majority of the alleged violations related to the leak detection and repair program. This matter has been consolidated with the matters described in the second preceding paragraph.

   In October 2004, the New Jersey Natural Lands Trust voted to reject the donation by CITGO of a conservation easement covering the 365 acre Petty's Island, which is located in the Delaware River in Pennsauken, New Jersey and owned by CITGO. Petty's Island contains a CITGO closed petroleum terminal and other industrial facilities, but it is also the habitat for the bald eagle and other wildlife. The City of Pennsauken, through a private developer, wants to condemn Petty's Island through eminent domain and to redevelop Petty's Island into residential and commercial uses. The granting of the conservation easement would have mitigated the amount of remediation that CITGO would have to perform on Petty's Island. The ultimate outcome cannot be determined at this time.

   At March 31, 2005, CITGO's balance sheet included an environmental accrual of $66 million compared with $65 million at December 31, 2004. Results of operations reflect an increase in the accrual during 2005 due primarily to a revision of the Company's estimated share of costs related to two sites indicating higher costs offset in part, by spending on environmental projects. CITGO estimates that an additional loss of $30 million is reasonably possible in connection with environmental matters.

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

   DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of March 31, 2005, CITGO's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options and over-the-counter swaps. At March 31, 2005, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $11 million and $20 million, respectively, related to the fair values of open commodity derivatives.

   GUARANTEES - As of March 31, 2005, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an equity investment, bank debt of customers, customer debt related to the acquisition of marketing equipment and financing debt incurred by an equity investment as shown in the following table:

                                                              Expiration
                                                                 Date
                                         (000s omitted)       -----------
Letters of credit                            $32,981          2005 - 2006

Bank debt
     Equity investment                         5,500             none
     Customers                                 1,262             2006
Financing debt of customers
     Customer equipment acquisition              191          2005 - 2007
     Equipment acquisition - NISCO             9,038             2008
                                             -------
     Total                                   $48,972
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

9. RELATED PARTY TRANSACTIONS

   CITGO purchases approximately 40% of the crude oil processed in its refineries from subsidiaries of PDVSA under long-term supply agreements. These supply agreements extend through the year 2006 for the Lake Charles refinery, 2010 for the Paulsboro refinery, 2012 for the Corpus Christi refinery and 2013 for the Savannah refinery. CITGO and PDVSA are evaluating possible changes to certain provisions and conditions of these supply agreements, including the pricing mechanisms, volumes and term. If PDVSA and CITGO determine to pursue these changes and are able to successfully negotiate any related amendments to the supply agreements, the effectiveness of these amendments may require the consent of some of the holders of CITGO's outstanding debt.

   These crude supply agreements contain force majeure provisions that excuse the performance by either party of its obligations under the agreement under specified circumstances.

   Three affiliates entered into agreements to advance excess cash to the Company from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875% payable quarterly. At March 31, 2005, there was no outstanding balance on these notes. At December 31, 2004, the amounts outstanding on these notes were $7 million, $14 million and $5 million from PDV Texas, PDV America and PDV Holding, respectively.

10. EMPLOYEE BENEFIT PLANS

     COMPONENTS OF NET PERIODIC BENEFIT COST

For the three months ended March 31:

                                           PENSION BENEFITS              OTHER BENEFITS
                                      -------------------------     -------------------------
                                         2005           2004           2005           2004
                                                          (000s OMITTED)
Service cost                          $    5,920     $    5,743     $    2,359     $    2,285
Interest cost                              8,303          7,953          5,922          5,767
Expected return on plan assets            (8,124)        (7,286)           (18)           (18)
Amortization of Transition Asset              (5)           (11)             -              -
Amortization of prior service cost          (192)          (193)          (124)          (130)
Amortization of net loss                   1,540            818          4,536          4,911
                                      ----------     ----------     ----------     ----------
Net periodic benefit cost             $    7,442     $    7,024     $   12,675     $   12,815
                                      ==========     ==========     ==========     ==========

EFFECT OF RECENT LEGISLATION ON OTHER BENEFITS COST

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Reform") was signed into law. Medicare Reform introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part
D. In May 2004, the FASB Staff issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The Staff Position permits a sponsor to report the effects of Medicare Reform prospectively in the third quarter of 2004 or retrospectively to the measurement date following enactment of the legislation. CITGO has chosen to use the retrospective method to reflect Medicare Reform as of January 1, 2004. The effect of this legislation at that date was to reduce the benefit obligation by approximately $40 million. The service cost and interest cost components of that reduction total approximately $3 million. Under CITGO's accounting policy for recognizing actuarial gains, net periodic benefit cost for the quarter ended March 31, 2004 and the year ended December 31, 2004 was reduced $10 million and $40 million, respectively, related to this actuarial gain. The financial information for the three-month period ended March 31, 2004 has been adjusted to retrospectively reflect the $10 million reduction of benefit costs.

EMPLOYER CONTRIBUTIONS

CITGO expects to contribute $12 million to its pension plan in 2005. No contributions were made in the quarter ended March 31, 2005.

11. CORPORATE HEADQUARTERS RELOCATION

    In April 2004, CITGO announced its decision to move its corporate headquarters from Tulsa, Oklahoma to Houston, Texas. The transfer of approximately 700 positions from a total of approximately 1,000 positions in Tulsa began in August 2004. At March 31, 2005, approximately 475 positions have been transferred. The relocation is expected to be complete in July 2005. A summary of relocation costs follows

                                       Expected        Amount        Cumulative
                                        Total         Incurred         Amount
                                        Amount    1st Quarter 2005    Incurred
                                       --------   ----------------   ----------
                                                   ($ in millions)
Relocation costs                       $     32       $       4      $       20
Severance and related costs                  21               2              15
Property and leasehold improvements          37               4              21
                                       --------       ---------      ----------
   Total                               $     90       $      10      $       56
                                       ========       =========      ==========

    Relocation costs and severance and related costs are included in CITGO's condensed consolidated statement of income and comprehensive income as a component of the caption selling, general and administrative expense. Costs related to property and leasehold improvements are included in CITGO's condensed consolidated balance sheet as a component of the caption property, plant and equipment. An accrual of $2 million related to property, leasehold improvements and relocation costs is included in CITGO's condensed consolidated balance sheet as a component of the caption current liabilities other.

12. OTHER INFORMATION

    In mid-March 2005, representatives of a special commission of the Venezuelan National Assembly (the "VNA Commission") visited CITGO's Houston, Texas offices for the purpose of interviewing several CITGO employees as part of an inquiry that the VNA Commission had been charged with conducting. CITGO has not received any direct statements from the VNA Commission describing the scope of their inquiry. CITGO understands from the interviewed employees that the questions were directed at the rationale for, and analysis underlying, note financings that CITGO completed in 2003 and 2004, the relocation of its corporate headquarters to Houston, Texas, and several minor transactions. The questions did not identify any unlawful or unrecorded activities, and CITGO is not aware of any such activities. CITGO is cooperating with the VNA Commission.

    Shortly following the VNA Commission's visit, a CITGO employee sent a memorandum to both CITGO's auditors and the SEC referencing the VNA Commission and other matters. CITGO was not aware of any improper activities, but engaged counsel to investigate the employee's allegations. The report of the independent counsel has been delivered to the Audit Committee of CITGO. The independent counsel investigation did not find any evidence of any acts or omissions that could have resulted in material misstatements in any of CITGO's previously issued financial statements, nor did they find evidence that would bring into question the veracity of representations made by management to CITGO's independent auditors in connection with prior audits of CITGO's financial statements, or in the answers to questionnaires previously submitted by CITGO's managers to its Controller and General Auditor in connection with any prior issuance of financial statements. They did not find any evidence of any other acts or omissions by CITGO in violation of federal securities laws; however, they took note of, but did not address matters that were the subject of, pending internal reviews. These reviews involve payments beginning in 1999, a portion of which were made for the benefit of the Venezuelan Government which owns PDVSA, CITGO's ultimate parent entity. The aggregate amount of such payments is not believed to be significant. CITGO is reviewing those payments as well as their compliance with applicable law.

13. CAPITAL PROJECT DEFERRAL

   The Company periodically reviews investment decisions based on market conditions, availability of supply, and optimization of investments and synergies with other CITGO sites. As the result of such a review, the Company has decided to indefinitely defer a capital project at its Corpus Christi refinery related to production of ultra low sulfur diesel fuel. Accordingly, results for the three months ended March 31, 2005 include, in cost of sales, a charge against income of approximately $29 million to write off the costs incurred to date on the project. Approximately $20 million in work in process assets were removed from net, property, plant and equipment, and approximately $9 million was included in other current liabilities for additional expenses and cancellation charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      This discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report.

      We generated net income of $112 million on total revenue of $8.7 billion in the quarter ended March 31, 2005 compared to net income of $42 million on total revenue of $6.7 billion for the same period last year. (See "Gross margin").

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      We make a number of significant estimates, assumptions and judgments in the preparation of our financial statements. We direct your attention to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Form 10-K annual report for our fiscal year ended December 31, 2004, for a discussion of the estimates and judgments necessary in our accounting for environmental expenditures, litigation and injury claims, health care costs and pensions.

RESULTS OF OPERATIONS

                                                     THREE MONTHS           INCREASE
                                                    ENDED MARCH 31,        (DECREASE)
                                                   2005        2004         FROM 2004
(DOLLARS IN MILLIONS)                            ---------  ---------  ------------------
Net sales                                        $   8,487  $   6,580  $    1,907
Sales to affiliates                                    103         75          28
                                                 ---------  ---------  ----------
                                                     8,590      6,655       1,935     29%
                                                 ---------  ---------  ----------

Equity in earnings of affiliates                        52         46           6
Other income (expense), net                             10          -          10
                                                 ---------  ---------  ----------
                                                     8,652      6,701       1,951     29%
                                                 ---------  ---------  ----------

Cost of sales and operating expenses                 8,383      6,533       1,850
Selling, general and administrative expenses            80         71           9
Interest expense, excluding capital lease               17         32         (15)
Capital lease interest charge                            1          1           -
                                                 ---------  ---------  ----------
                                                     8,481      6,637       1,844     28%
                                                 ---------  ---------  ----------

Income before income taxes                             171         64         107
Income taxes                                            59         22          37
                                                 ---------  ---------  ----------
Net income                                       $     112  $      42  $       70    167%
                                                 =========  =========  ==========

Gulf Coast 3/2/1 crack spread ($ per bbl) (1)    $    6.26  $    6.22  $     0.04      1%
Average CITGO price per gallon of gasoline (2)   $    1.36  $    1.08  $     0.28     26%
Average CITGO cost per barrel of crude oil (3)   $   42.09  $   30.73  $    11.36     37%

(1) The Gulf Coast 3/2/1 crack spread is used as a benchmark for gauging changes in refining industry margins based upon a hypothetical yield from a barrel of crude oil. It is calculated as the value of two-thirds barrel of gasoline plus one-third barrel of distillate minus one barrel of crude (West Texas Intermediate or "WTI"). Heavy crude refiners also evaluate the light/heavy crude spread (WTI minus Maya). The sum of these benchmarks is the heavy crack spread. During the first quarter of 2005, the heavy crack spread was $17.08 per barrel versus $9.45 per barrel during the first quarter of 2004. The values used to calculate the Gulf Coast 3/2/1 crack spread and the heavy crack spread are obtained from Platts using an average of daily prices for the three-month period ended March 31, 2005 and 2004 (excluding weekends and holidays).

(2) The average price per gallon of gasoline is based on CITGO gasoline sales revenue divided by CITGO gasoline sales volume. See the "CITGO Sales Revenues and Volumes" table that follows.

(3) The average cost per barrel of crude oil is based on CITGO's crude oil cost divided by CITGO refinery crude inputs. See the "CITGO Cost of Sales and Operating Expenses" table that follows.

      Sales revenues and volumes. Sales increased $1.9 billion, or approximately 29%, in the three-month period ended March 31, 2005 as compared to the same period in 2004. This increase was primarily due to an increase in average sales price of 32%. The following table summarizes the sources of our sales revenues and sales volumes for the three-month periods ended March 31, 2005 and 2004:

                        CITGO SALES REVENUES AND VOLUMES

                                            THREE MONTHS          THREE MONTHS
                                               ENDED                  ENDED
                                              MARCH 31,             MARCH 31,
                                         ------------------   ---------------------
                                           2005       2004      2005        2004
                                         -------    -------   --------    ---------
                                          ($ in millions)     (Gallons in millions)
Gasoline                                 $ 4,327    $ 3,724      3,181       3,439
Jet fuel                                     855        588        607         598
Diesel/#2 fuel                             2,118      1,408      1,524       1,497
Asphalt                                      119        105        166         165
Petrochemicals and industrial products       974        656        722         668
Lubricants and waxes                         175        152         67          64
                                         -------    -------      -----       -----
      Total refined product sales          8,568      6,633      6,267       6,431
Other sales                                   22         22
                                         -------    -------      -----       -----
      Total sales                        $ 8,590    $ 6,655      6,267       6,431
                                         =======    =======      =====       =====

      Equity in earnings of affiliates. The table below shows the changes during the three months ended March 31, 2005 compared to the same period in 2004 in the equity in earnings of affiliates. The increase in LYONDELL-CITGO's earnings in the first quarter of 2005 as compared to the same period in 2004 was due primarily to higher margins on crude oil refining and aromatics.

                            THREE MONTHS
                               ENDED
                              MARCH 31,        INCREASE
                        --------------------   (DECREASE)
                          2005       2004      OVER 2004
                        --------   ---------   ---------
                                ($ in millions)
LYONDELL-CITGO          $     43   $      35   $       8
Pipeline investments          10          10           -
Other                         (1)          1          (2)
                        --------   ---------   ---------
    Total               $     52   $      46   $       6
                        ========   =========   =========

      Cost of sales and operating expenses. The following table summarizes our cost of sales and operating expenses for the three-month periods ended March 31, 2005 and 2004:

              CITGO COST OF SALES AND OPERATING EXPENSES

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------
                                                         ($ in millions)
Crude oil                                            $    2,681    $    1,633
Refined products                                          4,529         3,774
Intermediate feedstocks                                     758           701
Refining and manufacturing costs                            370           363
Other operating costs and expenses                           45            62
                                                     ----------    ----------
       Total cost of sales and operating expenses    $    8,383    $    6,533
                                                     ==========    ==========

      We purchase refined products to supplement the production from our refineries in order to meet marketing demands and to optimize distribution. Refined product purchases represented 54% and 58% of total cost of sales and operating expenses for the first quarter of 2005 and 2004, respectively. Margins on purchased products, on average, are lower than margins on refinery produced products because refinery produced products benefit from the whole supply chain upgrade and purchased refined products do not. However, purchased products are not segregated from our produced products and margins may vary due to market conditions and other factors beyond our control. In the near term, other than normal refinery turnaround maintenance, we do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond our control which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

      The Company periodically reviews investment decisions based on market conditions, availability of supply, and optimization of investments and synergies with other CITGO sites. As the result of such a review, the Company has decided to indefinitely defer a capital project at its Corpus Christi refinery related to production of ultra low sulfur diesel fuel. Accordingly, results for the three months ended March 31, 2005 include a charge against income of approximately $29 million to write off the costs incurred to date on the project. In addition, the deferral of the project will reduce previously estimated capital expenditures by approximately $183 million over the five-year period from 2005 through 2009.

      Gross margin. Gross margin increased approximately 1.4 cents per gallon in the quarter ended March 31, 2005 compared to the same period in 2004. Gross margin for the quarter ended March 31, 2005 was approximately 3.3 cents per gallon compared to gross margin of approximately 1.9 cents per gallon for the same period in 2004.

      Revenue per gallon for the first quarter 2005 increased approximately 32% compared to the first quarter 2004. Cost of sales and operating expenses per gallon for the quarter ended March 31, 2005 increased approximately 32% compared to the same period in 2004.

      A change in the price of crude oil, feedstocks and blending products generally results in a corresponding change in the sales price of refined products. The impact of changes in crude oil and feedstock prices on our consolidated income before taxes depends, in part, on how quickly refined product prices are adjusted to reflect these changes in feedstock costs.

      Our 74% increase in gross margin per gallon for the first quarter of 2005 versus the first quarter of 2004 compares to the 81% increase in the industry heavy crack spread over the same period. In the first quarter of 2004 we did not capture the full benefit of improved industry margins due to the heavy turnaround activities at our fuels refineries during that quarter.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $9 million, or 13% from $71 million in the first quarter of 2004 to $80 million in the first quarter of 2005. The increase is primarily a result of the decision to relocate the corporate headquarters. Additionally, the selling, general and administrative expenses in the first quarter of 2004 were reduced by the subsidy allowed under Medicare Reform (see
Note 10 of the Notes to the Condensed Consolidated Financial Statements).

      Interest expense. Interest expense, including capital lease interest charge, decreased $15 million in the three-month period ended March 31, 2005 as compared to the same period in 2004. The decrease in interest expense for the quarter reflects the retirement of the senior secured term loan during the second quarter of 2004 and the redemption in October 2004 of approximately $543 million of our 11-3/8% notes due 2011.

LIQUIDITY AND CAPITAL RESOURCES

      The following summarizes cash flows during the three-month periods ended March 31, 2005 and 2004:

                                   Three Months Ended
                                        March 31,
                                  -------------------
                                    2005       2004
                                  --------   --------
                                    ($ in millions)
Net cash provided by/(used in):
Operating activities              $    349   $    209
Investing activities              $   (100)  $    (75)
Financing activities              $    (28)  $     (9)

Cash Provided by Operating Activities

      Consolidated net cash provided by operating activities totaled approximately $349 million for the three-month period ended March 31, 2005. Operating cash flows were derived primarily from net income of $112 million, depreciation and amortization of $96 million, distributions in excess of equity in earnings of affiliates of $25 million, decrease in deferred taxes of $27 million, asset retirements of $20 million and changes in operating assets and liabilities of $120 million. The more significant changes in operating assets and liabilities include an increase in current liabilities and income taxes payable and a decrease in inventories, offset in part, by an increase in notes and accounts receivable.

Cash Used in Investing Activities

      Net cash used in investing activities in the three month period ended March 31, 2005 totaled $100 million consisting primarily of capital expenditures of $82 million. These capital expenditures consisted of:

                                 Three Months Ended
                                   March 31, 2005
                                 ------------------
                                  ($ in millions)
Regulatory requirements                $    36
Maintenance capital projects                16
Strategic capital expenditures              30
                                       -------
   Total capital expenditures          $    82
                                       =======

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in our Form 10-K for the year ended December 31, 2004 for additional information concerning projected capital expenditures.

Cash Used in Financing Activities

      Net cash used in financing activities totaled $28 million for the three-month period ended March 31, 2005, consisting primarily of the payment of $26 million on loans from affiliates.

      As of March 31, 2005, capital resources available to us included cash on hand totaling $244 million generated by operations and other sources, and available borrowing capacity under our committed bank facilities of $254 million.

      On October 22, 2004, we issued $250 million aggregate principal amount of our 6% unsecured senior notes due October 15, 2011. On that date, we used the net proceeds from that note issue, together with cash on hand, to repurchase approximately $543 million aggregate principal amount of our 11-3/8% senior notes due 2011 that had been tendered to us in accordance with a tender offer we made for those notes. We also received the necessary consents of the holders of those notes to amend the indenture governing those notes to remove substantially all of the restrictive covenants and specified events of default.

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

      We are in compliance with the covenants under our debt financing arrangements at March 31, 2005.

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

      Three of our affiliates entered into agreements to advance excess cash to us from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, $30 million from PDV America and $10 million from PDV Holding. At March 31, 2005 there was no outstanding balance on these notes. At December 31, 2004, the amounts outstanding on these notes were $7 million, $14 million and $5 million from PDV Texas, PDV America and PDV Holding, respectively.

      As of March 31, 2005, CITGO had an effective shelf registration with the SEC under which it could have publicly offered up to $400 million principal amount of debt securities. Due to CITGO's current credit ratings, the shelf registration statement is not presently available.

      Our debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

                                 Unsecured
                                 ---------
Moody's Investor's Services         Ba2
Standard & Poor's Ratings Group     BB
Fitch Investors Services, Inc.      BB

      On March 17, 2005, we established an accounts receivable sales facility. This facility allows the non-recourse sale of specified accounts receivable to independent third parties. A maximum of $350 million in accounts receivable may be sold at any one time. As of March 31, 2005, no receivables had been sold under this facility.

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

NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company's adoption of FIN 46R, effective January 1, 2005, had no impact on the financial position or results of operations for the quarter ended March 31, 2005.

      In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies the application of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). FIN 47 clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated; and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has not determined the impact on its financial position or results of operations that may result from the application of FIN 47.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP FAS 109-1"). The American Jobs Creation Act introduces a special 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement No. 109. The Company does not expect the adoption of this new tax provision to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. Management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at March 31, 2005, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. As of March 31, 2005, CITGO's total crude and refined products inventory was 50 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 0.8 million barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

      Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and manages a portion of its price risk by entering into petroleum commodity derivatives. Generally, CITGO's risk management strategies qualified as hedges through December 31, 2000. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives, with initial terms of 90 days or greater and notional amounts of $25 million or greater. At March 31, 2005, none of the Company's commodity derivatives were accounted for as hedges.

                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2005

                                                                                  NUMBER OF    CONTRACT      MARKET
                                                                                  CONTRACTS      VALUE       VALUE(3)
                                                                     MATURITY    -----------   ---------    ---------
      COMMODITY                        DERIVATIVE                      DATE      Long/(Short)    Asset/(Liability)
      ---------                        ----------                  ------------  ------------  ----------------------
                                                                                                   ($ in millions)
No Lead Gasoline (1)   Futures Purchased                               2005             910      $   60.3   $    63.6
                       Futures Sold                                    2005          (1,010)     $  (60.6)  $   (64.5)
                       Forward Purchase Contracts                      2005           2,184      $   96.0   $    98.1
                       Forward Sales Contracts                         2005          (2,107)     $ (119.8)  $  (126.5)

Distillates (1)        Futures Purchased                               2005             973      $   60.6   $    66.0
                       Futures Purchased                               2006              78      $    4.6   $     5.3
                       Futures Sold                                    2005            (820)     $  (52.5)  $   (55.6)
                       OTC Swaps (Pay Fixed / Receive Float) (4)       2005             666      $      -   $     3.5
                       OTC Swaps (Pay Float / Receive Fixed) (4)       2005            (426)     $      -   $    (2.0)
                       Forward Purchase Contracts                      2005             857      $   42.7   $    45.1
                       Forward Sale Contracts                          2005          (1,532)     $  (53.8)  $   (63.5)
                       Forward Sale Contracts                          2006             (78)     $   (4.8)  $    (5.4)

Crude Oil (1)          Futures Purchased                               2005             860      $   46.7   $    47.6
                       Futures Sold                                    2005            (830)     $  (45.0)  $   (46.0)
                       Listed Call Options Purchased                   2005             200      $      -   $     0.2
                       Listed Call Options Sold                        2005            (200)     $      -   $    (0.1)
                       Listed Put Options Purchased                    2005             120      $      -   $     0.1
                       Listed Put Options Sold                         2005            (320)     $      -   $    (0.1)
                       Forward Purchase Contracts                      2005           1,589      $   19.7   $    19.4
                       Forward Sale Contracts                          2005            (344)     $  (19.1)  $   (19.2)

Natural Gas (2)        Futures Purchased                               2005              28      $    2.1   $     2.1
                       Listed Put Options Purchased                    2005              10      $      -   $       -

----------
(1) Thousands of barrels

(2) Ten-thousands of mmbtu

(3) Based on actively quoted prices.

(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

                        NON TRADING COMMODITY DERIVATIVES
                        OPEN POSITIONS AT MARCH 31, 2004

                                                                                  NUMBER OF    CONTRACT      MARKET
                                                                                  CONTRACTS      VALUE       VALUE(4)
                                                                     MATURITY    -----------   ---------    ---------
      COMMODITY                        DERIVATIVE                      DATE      Long/(Short)    Asset/(Liability)
      ---------                        ----------                  ------------  ------------  ----------------------
                                                                                                   ($ in millions)
No Lead Gasoline (1)    Futures Purchased                              2004           175      $    8.3   $     8.3
                        Futures Sold                                   2004          (175)     $   (8.3)  $    (8.3)
                        Listed Call Options Purchased                  2004           200      $      -   $     0.6
                        Forward Purchase Contracts                     2004         2,800      $  128.5   $   134.5
                        Forward Sales Contracts                        2004        (1,691)     $  (77.6)  $   (81.7)

Distillates (1)         Futures Purchased                              2004           641      $   21.9   $    24.0
                        Futures Purchased                              2005            47      $    1.6   $     1.7
                        Futures Sold                                   2004          (225)     $   (8.5)  $    (8.5)
                        OTC Swaps (Pay Fixed/Receive Float)(3)         2004           175      $      -   $    (0.1)
                        OTC Swaps (Pay Float/Receive Fixed)(3)         2004          (175)     $      -   $    (0.1)
                        Forward Purchase Contracts                     2004           915      $   34.5   $    34.5
                        Forward Sale Contracts                         2004          (872)     $  (32.8)  $   (33.6)
                        Forward Sale Contracts                         2005           (54)     $   (2.0)  $    (2.0)

Crude Oil (1)           Futures Purchased                              2004           300      $   10.3   $    10.5
                        Futures Sold                                   2004          (300)     $   (9.6)  $    (9.8)
                        Forward Purchase Contracts                     2004           473      $   16.7   $    15.9
                        Forward Sale Contracts                         2004          (741)     $  (26.8)  $   (25.5)

Natural Gas (2)         Listed Call Options Purchased                  2004           136      $      -   $     0.5
                        Listed Call Options Sold                       2004           (91)     $      -   $       -
                        Listed Put Options Sold                        2004           (60)     $      -   $       -

----------
(1) Thousands of barrels

(2) Ten-thousands of mmbtu

(3) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

(4) Based on actively quoted prices.

      Debt Related Instruments. We have fixed and floating U.S. currency denominated debt. At March 31, 2005, our primary exposures were to LIBOR and floating rates on tax exempt bonds. We manage the risk related to interest rates by using both fixed and floating rates.

      For interest rate swaps, all of which expired in February 2005, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

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
                                                           =====

      Changes in the fair value of these agreements were recorded in other income (expense) in the first quarter of 2004 with the offset recorded in the balance sheet caption other current liabilities at March 31, 2004. There were no interest rate swap agreements in place at March 31, 2005.

      For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                                AT MARCH 31, 2005

                                                                                      EXPECTED
                             FIXED          AVERAGE FIXED        VARIABLE         AVERAGE VARIABLE
EXPECTED MATURITIES        RATE DEBT        INTEREST RATE        RATE DEBT         INTEREST RATE
-------------------     ---------------     -------------     ---------------     ----------------
                        ($ in millions)                       ($ in millions)
2005                         $  11              9.30%              $   -                  -
2006                           201              8.10%                  -                  -
2007                            50              8.94%                 12               5.53%
2008                            25              7.17%                 20               5.73%
2009                            50              7.22%                  -                  -
Thereafter                     403              6.77%                360               6.62%
                             -----              ----               -----               ----
  Total                      $ 740              7.36%              $ 392               6.54%
                             =====              ====               =====               ====

Fair Value                   $ 749                                 $ 392
                             =====                                 =====

                                DEBT OBLIGATIONS
                                AT MARCH 31, 2004

                                                                                      EXPECTED
                             FIXED          AVERAGE FIXED        VARIABLE         AVERAGE VARIABLE
EXPECTED MATURITIES        RATE DEBT        INTEREST RATE        RATE DEBT         INTEREST RATE
-------------------     ---------------     -------------     ---------------     ----------------
                        ($ in millions)                       ($ in millions)

2004                        $   11               9.30%            $    -                  -
2005                            11               9.30%                 -                  -
2006                           201               8.10%               200               5.22%
2007                            50               8.94%                12               5.42%
2008                            25               7.17%                20               5.72%
Thereafter                     745              10.40%               190               7.03%
                            ------              -----             ------               ----
  Total                     $1,043               9.79%            $  422               6.07%
                            ======              =====             ======               ====

Fair Value                  $1,257                                $  422
                            ======                                ======

ITEM 4. CONTROLS AND PROCEDURES

      During the first quarter of 2005, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the Company does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

      Accordingly, as of March 31, 2005, these officers (principal executive officer and principal financial officer) concluded that the Company's disclosure controls and procedures were effective to accomplish their objectives.

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

ITEM 6. EXHIBITS

      (a)   Exhibits

            Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed by the following officers:

            31.1  Filed by Felix Rodriguez, President and Chief Executive
                  Officer.

            31.2 Filed by Larry E. Krieg, Vice President Finance and Chief Financial Officer.

            Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed by the following officers:

            32.1  Filed by Felix Rodriguez, President and Chief Executive
                  Officer.

            32.2 Filed by Larry E. Krieg, Vice President Finance and Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CITGO PETROLEUM CORPORATION

Date: May 16, 2005                              /s/ Paul Largess
                                         -------------------------------------
                                                    Paul Largess
                                         Controller, Chief Accounting Officer

                               INDEX TO EXHIBITS

            31.1  Filed by Felix Rodriguez, President and Chief Executive
                  Officer.

            31.2 Filed by Larry E. Krieg, Vice President Finance and Chief Financial Officer.

            32.1  Filed by Felix Rodriguez, President and Chief Executive
                  Officer.

            32.2 Filed by Larry E. Krieg, Vice President Finance and Chief Financial Officer.