Form 10-Q
period 2005-06-30
CITGO PETROLEUM CORP
filed 2005-08-12
CIK 1011746

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                    1293 ELDRIDGE PARKWAY, HOUSTON, TX 77077
                    ----------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (832) 486-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                                  1,000
-----------------------------                                  -----
         (Class)                                  (outstanding at July 31, 2005)

================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.........................................................................      1

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004............................      2

              Condensed Consolidated Statements of Income and Comprehensive Income - Three-Month and
              Six-Month Periods Ended June 30, 2005 and 2004.........................................................      3

              Condensed Consolidated Statement of Shareholder's Equity - Six-Month Period Ended June 30, 2005........      4

              Condensed Consolidated Statements of Cash Flows - Six-Month Periods Ended June 30, 2005 and 2004.......      5

              Notes to the Condensed Consolidated Financial Statements...............................................      6

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................................     19

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............................................     27

   Item 4.    Controls and Procedures................................................................................     32

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings......................................................................................     33

   Item 6.    Exhibits...............................................................................................     33

SIGNATURES...........................................................................................................     34

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                       JUNE 30,
                                                                                         2005        DECEMBER 31,
                                                                                     (UNAUDITED)        2004
                                                                                     -----------     ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $    28,192     $     23,033
  Accounts receivable, net                                                             1,748,592        1,292,751
  Due from affiliates                                                                    132,600          106,514
  Inventories                                                                          1,283,357        1,165,660
  Prepaid expenses and other                                                             131,835           77,696
                                                                                     -----------     ------------
            Total current assets                                                       3,324,576        2,665,654

PROPERTY, PLANT AND EQUIPMENT - Net                                                    4,066,669        4,038,505

RESTRICTED CASH                                                                            2,031            2,315

INVESTMENTS IN AFFILIATES                                                                571,729          580,647

OTHER ASSETS                                                                             342,706          356,551
                                                                                     -----------     ------------

                                                                                     $ 8,307,711     $  7,643,672
                                                                                     ===========     ============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                   $ 1,107,153     $    888,030
  Payables to affiliates                                                                 938,046          674,997
  Taxes other than income                                                                289,547          290,456
  Other                                                                                  238,105          251,451
  Current portion of long-term debt                                                      244,344           11,364
  Current portion of capital lease obligation                                              5,811            4,404
                                                                                     -----------     ------------
            Total current liabilities                                                  2,823,006        2,120,702

LONG-TERM DEBT                                                                           970,688        1,120,527

CAPITAL LEASE OBLIGATION                                                                  41,433           43,755

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                              379,752          359,707

OTHER NONCURRENT LIABILITIES                                                             357,448          337,250

DEFERRED INCOME TAXES                                                                    898,805          939,299

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
  Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding              1                1
  Additional capital                                                                   1,659,698        1,659,698
  Retained earnings                                                                    1,201,860        1,088,096
  Accumulated other comprehensive loss                                                   (24,980)         (25,363)
                                                                                     -----------     ------------
            Total shareholder's equity                                                 2,836,579        2,722,432
                                                                                     -----------     ------------
                                                                                     $ 8,307,711     $  7,643,672
                                                                                     ===========     ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT FOR SUPPLEMENTAL INFORMATION)

                                                                         THREE MONTHS                       SIX MONTHS
                                                                        ENDED JUNE 30,                    ENDED JUNE 30,
                                                                -----------------------------     -----------------------------
                                                                    2005             2004             2005             2004
                                                                ------------     ------------     ------------     ------------
REVENUES:
  Net sales (1)                                                 $  9,961,008     $  7,963,812     $ 18,447,880     $ 14,543,531
  Sales to affiliates                                                122,951          101,370          226,348          176,880
                                                                ------------     ------------     ------------     ------------
                                                                  10,083,959        8,065,182       18,674,228       14,720,411
  Equity in earnings of affiliates                                    22,086           49,161           74,309           95,193
  Other income (expense) - net                                        12,507              897           22,030              575
                                                                ------------     ------------     ------------     ------------
                                                                  10,118,552        8,115,240       18,770,567       14,816,179

COST OF SALES AND EXPENSES:
  Cost of sales and operating expenses (1)
    (including purchases of $3,962,781, $3,131,000,
     $7,500,612 and $5,646,917 from affiliates)                    9,697,131        7,727,276       18,080,182       14,260,593
  Selling, general and administrative expenses                        76,670           69,550          156,377          140,647
  Interest expense, excluding capital lease                           17,478           38,706           34,553           70,243
  Capital lease interest charge                                          987              773            2,105            1,526
                                                                ------------     ------------     ------------     ------------
                                                                   9,792,266        7,836,305       18,273,217       14,473,009
                                                                ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                                           326,286          278,935          497,350          343,170

INCOME TAXES                                                         112,569           95,806          171,586          117,870
                                                                ------------     ------------     ------------     ------------

NET INCOME                                                           213,717          183,129          325,764          225,300
                                                                ------------     ------------     ------------     ------------

OTHER COMPREHENSIVE INCOME:
   Cash flow hedges:
      Reclassification adjustment for derivative losses
         included in net income, net of related income
         taxes of $-, $44, $28 and $88                                     -               79               52              157

   Foreign currency translation gain (loss), net of related
      income taxes (benefit) of  $298, $(41), $229 and $410              535              (73)             406              729

   Minimum pension liability adjustment, net of deferred
      taxes (benefit) of $(42), $241, $(42) and $241                     (75)             428              (75)             428
                                                                ------------     ------------     ------------     ------------

OTHER COMPREHENSIVE INCOME                                               460              434              383            1,314
                                                                ------------     ------------     ------------     ------------

COMPREHENSIVE INCOME                                            $    214,177     $    183,563     $    326,147     $    226,614
                                                                ============     ============     ============     ============

SUPPLEMENTAL INFORMATION (millions of dollars)
(1)  Includes amounts related to buy/sell arrangements:
          Net sales                                             $    1,153.4     $    1,204.9     $    2,035.0     $    2,018.1
                                                                ============     ============     ============     ============
          Cost of sales and operating expenses                  $    1,124.5     $    1,156.8     $    2,076.7     $    2,053.7
                                                                ============     ============     ============     ============

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)


                                                                                        ACCUMULATED
                                        COMMON STOCK                                       OTHER
                                       ---------------    ADDITIONAL      RETAINED     COMPREHENSIVE
                                       SHARES   AMOUNT     CAPITAL        EARNINGS     INCOME (LOSS)       TOTAL
                                       ------   ------   -----------    -----------    -------------    -----------
BALANCE, DECEMBER 31, 2004                1       $ 1    $ 1,659,698    $ 1,088,096      $ (25,363)     $ 2,722,432

Net income                                -         -              -        325,764              -          325,764

Other comprehensive income                -         -              -              -            383              383

Dividends paid to parent, PDV America     -         -              -       (212,000)             -         (212,000)

                                       ------     ----   -----------    -----------      ---------      -----------

BALANCE, JUNE 30, 2005                    1       $ 1    $ 1,659,698    $ 1,201,860      $ (24,980)     $ 2,836,579
                                       ======     ====   ===========    ===========      =========      ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                          SIX MONTHS
                                                                                         ENDED JUNE 30,
                                                                                    -----------------------
                                                                                      2005          2004
                                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $ 325,764     $ 225,300
  Depreciation and amortization                                                       192,682       179,751
  Other adjustments to reconcile net income to net cash
     provided by operating activities                                                  18,446        59,288
  Changes in operating assets and liabilities                                        (164,724)       84,970
                                                                                    ---------     ---------
       Net cash provided by operating activities                                      372,168       549,309
                                                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (179,901)     (138,942)
  Proceeds from sales of property, plant and equipment                                     46           158
  Decrease in restricted cash                                                             284         4,573
  Investments in LYONDELL-CITGO Refining LP                                           (31,244)      (12,251)
  Investments in and advances to other affiliates                                           -        (1,553)
                                                                                    ---------     ---------
       Net cash used in investing activities                                         (210,815)     (148,015)
                                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving bank loan                                                    83,000             -
  Payment of senior secured term loan                                                       -      (200,000)
  Payments on master shelf agreement senior notes                                           -       (20,000)
  Proceeds from tax-exempt bonds                                                            -        36,800
  Payments on taxable bonds                                                                 -       (25,000)
  Payments on loans from affiliates                                                   (26,100)            -
  Payments of capital lease obligations                                                  (916)       (2,350)
  Financing fees and debt issuance costs                                                 (178)         (650)
  Dividends paid to parent, PDV America                                              (212,000)            -
                                                                                    ---------     ---------
       Net cash used in financing activities                                         (156,194)     (211,200)
                                                                                    ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   5,159       190,094

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         23,033       202,008
                                                                                    ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  28,192     $ 392,102
                                                                                    =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest, net of amounts capitalized                                        $  41,224     $  72,428
                                                                                    =========     =========
        Income taxes (net of refunds of $1,196 in 2005 and $136 in 2004)(Note 9)    $ 262,961     $   2,323
                                                                                    =========     =========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SIX-MONTHS ENDED JUNE 30, 2005 AND 2004

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

      The financial information for CITGO subsequent to December 31, 2004 and with respect to the interim three-month and six-month periods ended June 30, 2005 and 2004 is unaudited. In management's opinion, such interim information contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of such periods, as well as the write-off of costs associated with the deferral of a capital project. The financial information for the three-month and six-month periods ended June 30, 2004 has been adjusted to retrospectively reflect the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Reform"). See Note 10 for additional information. The results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2004 on Form 10-K.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company's adoption of FIN 46R, effective January 1, 2005, had no impact on the financial position or results of operations for the six-month period ended June 30, 2005.

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

      As of June 30, 2005, $642 million of CITGO's accounts receivable comprised the designated pool of trade receivables owned by CITGO Funding. As of June 30, 2005, no outstanding investment in the receivables in the designated pool had been sold to the third party and the entire amount of the receivables was retained by CITGO Funding.

4.    INVENTORIES

      Inventories, primarily at LIFO, consist of the following:

                           JUNE 30,
                             2005       DECEMBER 31,
                          (UNAUDITED)      2004
                          -----------   ------------
                                 (000s OMITTED)
Refined products          $   911,476   $    787,795
Crude oil                     275,840        284,301
Materials and supplies         96,041         93,564
                          -----------   ------------

                          $ 1,283,357   $  1,165,660
                          ===========   ============

5.    RESTRICTED CASH

      CITGO issued $39 million of tax-exempt environmental facilities revenue bonds in May 2003. The proceeds from these bonds are being used on qualified projects at the Corpus Christi refinery. Restricted cash of approximately $2 million at June 30, 2005 represents highly liquid investments held in trust accounts in accordance with the bond agreement. Funds may be released solely to finance the qualified capital expenditures as defined in the related bond agreement.

6.    LONG-TERM DEBT AND FINANCING ARRANGEMENTS

      Long-term debt consists of the following:

                                                                 JUNE 30,
                                                                   2005        DECEMBER 31,
                                                               (UNAUDITED)         2004
                                                               -----------     ------------
                                                                      (000s OMITTED)
Revolving bank loans                                           $    83,000     $          -

Senior Notes, $250 million face amount, due 2011 with
   interest rate of 6%                                             248,423          248,299

Senior Notes, $150 million face amount, due 2006 with
   interest rate of 7-7/8%                                         149,980          149,969

Senior Notes, $6.6 million face amount, due 2011 with
   interest rate of 11-3/8%                                          6,616            6,613

Private Placement Senior Notes, due 2005 to 2006 with an
   interest rate of 9.30%                                           22,727           22,727

Master Shelf Agreement Senior Notes, due 2006 to
   2009 with interest rates from 7.17% to 8.94%                    165,000          165,000

Tax-Exempt Bonds, due 2007 to 2033 with variable
   and fixed interest rates                                        459,286          459,283

Taxable Bonds, due 2026 to 2028 with variable interest rate         80,000           80,000
                                                               -----------     ------------

                                                                 1,215,032        1,131,891
Current portion of long-term debt                                 (244,344)         (11,364)
                                                               -----------     ------------

                                                               $   970,688     $  1,120,527
                                                               ===========     ============

      CITGO has a $260 million, three-year, unsecured revolving credit facility maturing in December 2005. The Company is actively reviewing and intends to replace the revolving bank loans when they mature.

      In October 2004, CITGO issued $250 million of 6% unsecured senior notes due October 15, 2011. In connection with this transaction, CITGO repurchased approximately $543 million principal amount of its 11-3/8% senior notes due 2011 as part of a tender offer for such notes. After the tender offer for the 11-3/8% notes in October 2004, approximately $6.6 million remain outstanding at June 30, 2005.

      In April 1996, CITGO filed a registration statement with the Securities and Exchange Commission relating to the shelf registration of $600 million of debt securities. In May 1996, CITGO issued $200 million aggregate principal amount of 7-7/8% unsecured senior notes due 2006. Due to CITGO's credit ratings, the shelf registration statement is not presently available.

      Approximately $392 million of the outstanding taxable and tax-exempt bonds are supported by letters of credit issued by various banks.

      Our various debt instruments require maintenance of a specified minimum net worth and impose restrictions on our ability to: incur additional debt unless we meet specified interest coverage and debt to capitalization ratios; place liens on our property, subject to specified exceptions; sell assets, subject to specified exceptions; make restricted payments, including dividends, repurchases of capital stock and specified investments; and merge, consolidate or transfer assets. Various of our debt agreements, including the agreements governing the Private Placement Senior Notes and the Master Shelf Agreement Senior Notes and the reimbursement agreements relating to various letters of credit that provide liquidity support for our tax-exempt bonds, contain provisions requiring that we equally and ratably secure those instruments if we issue secured debt other than as permitted by those instruments. CITGO is in compliance with its covenants under its debt financing arrangements at June 30, 2005.

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

      As of June 30, 2005, CITGO has a note receivable from LYONDELL-CITGO of $35 million. The note bears interest at market rates, which was approximately 3.9 percent at June 30, 2005. Principal and interest are due January 1, 2008. Accordingly, the note and related accrued interest are included in the balance sheet caption other assets, noncurrent, in the accompanying consolidated balance sheets.

      CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                         (000s omitted)
                                                    June 30,      December 31,
                                                      2005            2004
                                                   -----------    ------------
                                                   (Unaudited)
Carrying value of investment                       $  399,020     $    409,782
Note receivable                                        35,278           35,278
Participation interest                                     41%              41%

Summary of LYONDELL-CITGO's financial position:
   Current assets                                  $  396,000     $    359,000
   Non current assets                               1,353,000        1,288,000
   Current liabilities                                635,000          588,000
   Noncurrent liabilities                             820,000          819,000
   Partners' capital                                  294,000          240,000

                                                      Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                     2005          2004
                                                  ----------    ----------
                                                        (Unaudited)
Equity in net income                              $   52,026    $   75,552
Cash distribution received                            93,913       112,159

Summary of LYONDELL-CITGO's operating results:
   Revenue                                        $3,099,425    $2,492,695
   Gross profit                                      178,140       242,753
   Net income                                        137,630       194,015

      On May 21, 2004, LYONDELL-CITGO closed on a three-year, $550 million credit facility to replace its expiring $520 million credit facility. The credit facility is comprised of a $450 million senior secured term loan and a $100 million senior secured revolver, both with an interest rate of the London Interbank Offered Rate ("LIBOR") plus 2.5 percent. The facility is secured by substantially all of the assets of LYONDELL-CITGO and contains covenants that require LYONDELL-CITGO to maintain specified financial ratios. In September 2004, LYONDELL-CITGO obtained an amendment to the facility which reduces the interest rate to LIBOR plus 2 percent and eases certain financial covenants, including the debt to total capitalization ratio. LYONDELL-CITGO had borrowed $45 million under the working capital revolving credit facility at June 30, 2005.

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

      CITGO, along with most of the other major oil companies, is a defendant in a number of federal and state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a gasoline additive. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek injunctive relief to abate the contamination. CITGO intends to defend all of the MTBE lawsuits vigorously. CITGO's MTBE litigation can be divided into two categories -- pre and post-September 30, 2003 litigation. Of the pre-September 30, 2003 cases, CITGO has settled the two pending cases in Madison County, Illinois state court. There will be no effect on results of operations because the accrual for these cases was adequate. The other remaining pre-September 30, 2003 case has been removed to federal court in Multi-District Litigation ("MDL") 1358. The post-September 30, 2003 cases were filed after new federal legislation was proposed that would have precluded plaintiffs from filing lawsuits based on the theory that gasoline with MTBE is a defective product. These approximately 72 cases, the majority of which were filed by municipal authorities, were removed to federal court and at the defendants' request consolidated in MDL 1358. On March 16, 2004, the judge in MDL 1358 denied the plaintiffs' motion to remand the cases to state court. Two plaintiffs have appealed the denial of the remand to state court to the U.S. Court of Appeals for the Second Circuit. The Appeals Court denied the defendants' motion for summary affirmance of the denial of the remand order and the appeal will proceed. In an April 20, 2005 ruling, the judge refused to dismiss most of the plaintiffs' causes of action. In doing so, the judge held that the plaintiffs might be able to prove liability under a commingled product market share liability theory because the plaintiffs could not identify the particular defendants which had manufactured the gasoline that caused the alleged contamination to drinking water supplies. CITGO management does not believe that the resolution of these matters will have a material adverse effect on its financial condition, but may have a significant effect on its results of operations for a given period.

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

      CITGO's Corpus Christi, Texas refinery and current and former employees are being investigated by state and federal agencies for alleged criminal violations of federal environmental statutes and regulations, including the CAA and the Migratory Bird Act. CITGO is cooperating with the investigation. CITGO believes that it has defenses to any such charges. At this time, CITGO management cannot predict the outcome of any such charges, but does not believe that the resolution of this matter will have a material adverse effect on its financial condition or results of operations.

      On April 19, 2005, CITGO received a claim from Dixie Pipeline Company ("Dixie") that CITGO may have injected contaminated propane into Dixie's pipeline system. Dixie and CITGO are cooperating to investigate the facts. CITGO does not have sufficient information to determine liability, if any, or to estimate the loss or range of loss, if any, related to this claim.

      At June 30, 2005, CITGO's balance sheet included an accrual for lawsuits and claims of $41 million compared with $24 million at December 31, 2004. CITGO estimates that an additional loss of $103 million is reasonably possible in connection with such lawsuits and claims.

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

      In January and July 2001, CITGO received notices of violation ("NOVs") from the U.S. EPA alleging violations of the CAA. The NOVs are an outgrowth of an industry-wide and multi-industry U.S. EPA enforcement initiative alleging that many refineries, electric utilities and other industrial sources modified air emission sources. Without admitting any violation CITGO executed a Consent Decree with the United States and the states of Louisiana, Illinois, New Jersey, and Georgia. The Consent Decree requires the implementation of control equipment at CITGO's refineries and a Supplemental Environment Project at CITGO's Corpus Christi, Texas refinery. Approximately $300 million in capital costs will be incurred over a period of time, primarily between 2005 and 2010.

      In October 2004, the New Jersey Natural Lands Trust voted to reject the donation by CITGO of a conservation easement covering the 392 acre Petty's Island, which is located in the Delaware River in Pennsauken, New Jersey and owned by CITGO. Petty's Island contains a CITGO closed petroleum terminal and other industrial facilities, but it is also the habitat for the bald eagle and other wildlife. The City of Pennsauken, through a private developer, wants to condemn Petty's Island through eminent domain and to redevelop Petty's Island into residential and commercial uses. The granting of the conservation easement would have mitigated the amount of remediation that CITGO would have to perform on Petty's Island. The ultimate outcome cannot be determined at this time.

      At June 30, 2005, CITGO's balance sheet included an environmental accrual of $70 million compared with $65 million at December 31, 2004. Results of operations reflect an increase in the accrual during 2005 due primarily to a revision of the Company's estimated share of costs related to two sites indicating higher costs offset in part, by spending on environmental projects. CITGO estimates that an additional loss of $31 million is reasonably possible in connection with environmental matters.

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

      DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of June 30, 2005, CITGO's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options and over-the-counter swaps. At June 30, 2005, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $28 million and $29 million, respectively, related to the fair values of open commodity derivatives.

      GUARANTEES - As of June 30, 2005, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an equity investment, bank debt of customers and financing debt incurred by an equity investment as shown in the following table:

                                                       Expiration
                                                          Date
                                                       -----------
                                      (000s omitted)
Letters of credit                        $32,981       2005 - 2006

Bank debt
     Equity investment                     5,500          none
     Customers                               978          2006

Financing debt
     Equipment acquisition - NISCO         8,510          2008
                                         -------
     Total                               $47,969
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

      Three affiliates entered into agreements to advance excess cash to the Company from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875% payable quarterly. At June 30 2005, there was no outstanding balance on these notes. At December 31, 2004, the amounts outstanding on these notes were $7 million, $14 million and $5 million from PDV Texas, PDV America and PDV Holding, respectively.

      The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the tax allocation agreement members according to the agreement and bills each member accordingly. Each member records its amounts due from or payable to CITGO in a related party account. At June 30, 2005 and December 31, 2004, CITGO had net related party receivables related to federal income taxes of $103 million and $28 million, respectively, which is included in due from affiliates.

10.   EMPLOYEE BENEFIT PLANS

      COMPONENTS OF NET PERIODIC BENEFIT COST

            For the three months ended June 30:

                                        PENSION BENEFITS           OTHER BENEFITS
                                      ---------------------     ---------------------
                                        2005         2004         2005         2004
                                                      (000s OMITTED)
Service cost                          $  5,920     $  5,743     $  2,359     $  2,285
Interest cost                            8,303        7,954        5,922        5,767
Expected return on plan assets          (8,124)      (7,285)         (19)         (18)
Amortization of Transition Asset            (5)         (12)           -            -
Amortization of prior service cost        (193)        (193)        (123)        (130)
Amortization of net loss                 1,540          818        4,536        4,911
                                      --------     --------     --------     --------

Net periodic benefit cost             $  7,441     $  7,025     $ 12,675     $ 12,815
                                      ========     ========     ========     ========

            For the six months ended June 30:

                                        PENSION BENEFITS            OTHER BENEFITS
                                      ---------------------     ---------------------
                                        2005         2004         2005         2004
                                                      (000s OMITTED)
Service cost                          $ 11,840     $ 11,486     $  4,718     $  4,570
Interest cost                           16,606       15,907       11,844       11,534
Expected return on plan assets         (16,248)     (14,571)         (38)         (36)
Amortization of Transition Asset           (10)         (23)           -            -
Amortization of prior service cost        (386)        (386)        (246)        (260)
Amortization of net loss                 3,080        1,636        9,072        9,822
                                      --------     --------     --------     --------

Net periodic benefit cost             $ 14,882     $ 14,049     $ 25,350     $ 25,630
                                      ========     ========     ========     ========

      EFFECT OF RECENT LEGISLATION ON OTHER BENEFITS COST

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Reform") was signed into law. Medicare Reform introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB Staff issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The Staff Position permits a sponsor to report the effects of Medicare Reform prospectively in the third quarter of 2004 or retrospectively to the measurement date following enactment of the legislation. CITGO has chosen to use the retrospective method to reflect Medicare Reform as of January 1, 2004. The effect of this legislation at that date was to reduce the benefit obligation by approximately $40 million. The service cost and interest cost components of that reduction total approximately $3 million. Under CITGO's accounting policy for recognizing actuarial gains, net periodic benefit cost for the quarter and six-month period ended June 30, 2004 and the year ended December 31, 2004 was reduced $10 million, $20 million and $40 million, respectively, related to this actuarial gain. The financial information for the quarter and six-month period ended June 30, 2004 has been adjusted to retrospectively reflect the $10 million and $20 million reduction of benefit costs, respectively.

      EMPLOYER CONTRIBUTIONS

      CITGO expects to contribute approximately $13 million to its pension plan in 2005. No contributions were made in the six-month period ended June 30, 2005.

11.   CORPORATE HEADQUARTERS RELOCATION

      In April 2004, CITGO announced its decision to move its corporate headquarters from Tulsa, Oklahoma to Houston, Texas. The transfer of approximately 700 positions from a total of approximately 1,000 positions in Tulsa began in August 2004. At June 30, 2005, approximately 600 positions have been transferred. While the relocation was substantially completed in July 2005, CITGO expects related costs will continue to be incurred over the next six months. A summary of relocation costs follows:

                                      Expected       Amount        Cumulative
                                        Total       Incurred         Amount
                                       Amount   2nd Quarter 2005    Incurred
                                      --------  ----------------   ----------
                                                ($ in millions)
Relocation costs                       $  37          $  3            $ 23
Severance and related costs               19             -              15
Property and leasehold improvements       29             8              29
                                       -----          ----            ----
   Total                               $  85          $ 11            $ 67
                                       =====          ====            ====

      During the second quarter 2005, the expected total cost of the relocation was reduced to $85 million from $90 million. Relocation costs and severance and related costs are included in CITGO's condensed consolidated statement of income and comprehensive income as a component of the caption selling, general and administrative expense. Costs related to property and leasehold improvements are included in CITGO's condensed consolidated balance sheet as a component of the caption property, plant and equipment. An accrual of $10 million related to the relocation is included in CITGO's condensed consolidated balance sheet as a component of the caption current liabilities other.

12.   OTHER INFORMATION

      As previously reported, CITGO received an informal inquiry from the Securities and Exchange Commission ("SEC") seeking information from CITGO regarding a previously reported inquiry being conducted by a special commission of the Venezuelan National Assembly (the "VNA"), previously reported allegations made by a CITGO employee in a letter sent to both CITGO's auditors as well as the SEC, and CITGO's October 2004 tender offer for its 11-3/8% senior notes. CITGO is cooperating and has provided the requested information to the SEC.

      On July 27, 2005, the VNA announced that it had concluded its inquiry. No claims of wrongdoing were made against CITGO or its directors, officers or employees as a result of the inquiry.

      In March 2005, a CITGO employee sent a memorandum to both CITGO's auditors and the SEC referencing the VNA inquiry and matters related to CITGO's internal audit department. As previously reported, an independent counsel investigation did not find any evidence of any acts or omissions that could have resulted in material misstatements in any of CITGO's previously issued financial statements or any other acts or omissions by

      CITGO in violation of federal securities laws; however, they took note of, but did not address matters that were the subject of, pending internal reviews. These reviews involve payments beginning in 1999, a portion of which were made for the benefit of the Venezuelan Government which owns PDVSA, CITGO's ultimate parent entity. These payments include scholarship payments made to several Venezuelan students, payments made to assist the Venezuelan Embassy in Washington, D.C. with building improvements and event costs, travel expenses paid on behalf of Venezuelan Government officials in connection with business conferences in the United States or visits to CITGO's facilities, and payments for various cultural and charitable activities. The aggregate amount of such payments is not material. CITGO is continuing to review those payments as well as their compliance with applicable law. A second independent counsel was retained to investigate the employee's allegations regarding the management and integrity of the Company's internal audit department. The second independent counsel concluded that there was no substance to such allegations.

13.   CAPITAL PROJECT DEFERRAL

      The Company periodically reviews investment decisions based on market conditions, availability of supply, and optimization of investments and synergies with other CITGO sites. As the result of such a review, the Company has decided to indefinitely defer a capital project at its Corpus Christi refinery related to production of ultra low sulfur diesel fuel. Accordingly, results for the six months ended June 30, 2005 include, in cost of sales, a charge against income of approximately $22 million to write off the costs incurred to date on the project. Approximately $13 million in work in process assets were removed from net, property, plant and equipment, and approximately $9 million was included in other current liabilities for additional expenses and cancellation charges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      This discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report.

      We generated net income of $214 million on total revenue of $10.1 billion in the quarter ended June 30, 2005 compared to net income of $183 million on total revenue of $8.1 billion for the same period last year. We generated net income of $326 million on total revenue of $18.8 billion in the six-month period ended June 30, 2005 compared to net income of $225 million on total revenue of $14.8 billion for the same period last year. (See "Gross margin").

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

RESULTS OF OPERATIONS

                                                THREE MONTHS       INCREASE         SIX MONTHS         INCREASE
                                               ENDED JUNE 30,     (DECREASE)       ENDED JUNE 30,     (DECREASE)
                                               2005     2004      FROM 2004       2005      2004       FROM 2004
                                              -------  ------  ---------------  --------- --------  ----------------
(DOLLARS IN MILLIONS)

Net sales                                     $ 9,961  $7,964  $    1,997       $  18,448 $ 14,543  $      3,905
Sales to affiliates                               123     101          22             226      177            49
                                              -------  ------  ----------       --------- --------  ------------
                                               10,084   8,065       2,019  25%     18,674   14,720         3,954  27%
                                              -------  ------  ----------       --------- --------  ------------

Equity in earnings of affiliates                   22      49         (27)             74       95           (21)
Other income (expense), net                        12       1          11              22        1            21
                                              -------  ------  ----------       --------- --------  ------------
                                               10,118   8,115       2,003  25%     18,770   14,816         3,954  27%
                                              -------  ------  ----------       --------- --------  ------------

Cost of sales and operating expenses            9,697   7,727       1,970          18,080   14,261         3,819
Selling, general and administrative expenses       77      70           7             156      141            15
Interest expense, excluding capital lease          17      38         (21)             35       70           (35)
Capital lease interest charge                       1       1           -               2        1             1
                                              -------  ------  ----------       --------- --------  ------------
                                                9,792   7,836       1,956  25%     18,273   14,473         3,800  26%
                                              -------  ------  ----------       --------- --------  ------------

Income before income taxes                        326     279          47             497      343           154
Income taxes                                      112      96          16             171      118            53
                                              -------  ------  ----------       --------- --------  ------------
Net income                                    $   214  $  183  $       31  17%  $     326 $    225  $        101  45%
                                              =======  ======  ==========       ========= ========  ============

Gulf Coast 3/2/1 crack spread ($ per bbl) (1) $  9.50  $ 8.98  $     0.52   6%  $    7.88 $   7.60  $       0.28   4%
Average price per gallon of gasoline (2)      $  1.56  $ 1.29  $     0.27  21%  $    1.46 $   1.19  $       0.27  23%
Average cost per barrel of crude oil (3)      $ 44.32  $34.39  $     9.93  29%  $   43.28 $  32.76  $      10.52  32%

---------------------
(1) The Gulf Coast 3/2/1 crack spread is used as a benchmark for gauging changes in refining industry margins based upon a hypothetical yield from a barrel of crude oil. It is calculated as the value of two-thirds barrel of gasoline plus one-third barrel of distillate minus one barrel of crude (West Texas Intermediate or "WTI"). Heavy crude refiners also evaluate the light/heavy crude spread (WTI minus Maya). The sum of these benchmarks is the heavy crack spread. During the second quarter of 2005, the heavy crack spread was $22.56 per barrel versus $17.63 per barrel during the second quarter of 2004. During the first six months of 2005, the heavy crack spread was $22.95 per barrel versus $16.67 per barrel for the same period in 2004. The values used to calculate the Gulf Coast 3/2/1 crack spread and the heavy crack spread are obtained from Platts (an energy industry information reporting service) using an average of daily prices for the three-month and six-month periods ended June 30, 2005 and 2004 (excluding weekends and holidays).

(2) The average price per gallon of gasoline is based on CITGO gasoline sales revenue divided by CITGO gasoline sales volume. See the "CITGO Sales Revenues and Volumes" table that follows.

(3) The average cost per barrel of crude oil is based on CITGO's crude oil cost divided by CITGO refinery crude inputs. See the "CITGO Cost of Sales and Operating Expenses" table that follows.

      Sales revenues and volumes. Sales increased $2 billion, or approximately 25%, in the three-month period ended June 30, 2005 as compared to the same period in 2004. This increase was primarily due to an increase in average sales price of 28%. Sales increased $4 billion, or approximately 27%, in the six-month period ended June 30, 2005 as compared to the same period in 2004. This increase was primarily due to an increase in average sales price of 30%. The following table summarizes the sources of our sales revenues and sales volumes for the three-month and six-month periods ended June 30, 2005 and 2004:

                        CITGO SALES REVENUES AND VOLUMES

                                          THREE MONTHS        SIX MONTHS          THREE MONTHS      SIX MONTHS
                                         ENDED JUNE 30,     ENDED JUNE 30,        ENDED JUNE 30,   ENDED JUNE 30,
                                       -----------------  ------------------  ------------------  ---------------
                                         2005     2004      2005      2004      2005      2004     2005     2004
                                       --------  -------  --------  --------  --------  --------  -------  ------
                                                    ($ in millions)                    (Gallons in millions)
Gasoline                               $  5,214  $ 4,713  $  9,541  $  8,437     3,349     3,659    6,530   7,098
Jet fuel                                    935      602     1,790     1,190       592       574    1,199   1,172
Diesel/#2 fuel                            2,364    1,413     4,482     2,821     1,518     1,411    3,042   2,908
Asphalt                                     293      284       412       389       356       396      522     561
Petrochemicals and industrial products    1,053      835     2,027     1,491       806       757    1,528   1,425
Lubricants and waxes                        207      177       382       329        72        73      139     137
                                       --------  -------  --------  --------     -----     -----  ---------------
       Total refined product sales       10,066    8,024    18,634    14,657     6,693     6,870   12,960  13,301
Other sales                                  18       41        40        63
                                       --------  -------  --------  --------     -----     -----  ---------------
       Total sales                     $ 10,084  $ 8,065  $ 18,674  $ 14,720     6,693     6,870   12,960  13,301
                                       ========  =======  ========  ========     =====     =====  ===============

       Equity in earnings of affiliates. The table below shows the changes during the three-month and six-month periods ended June 30, 2005 compared to the same periods in 2004 in the equity in earnings of affiliates. The decrease in LYONDELL-CITGO's earnings in the second quarter and the first six months of 2005 as compared to the same periods in 2004 was due primarily to lower crude processing rates during the second quarter of 2005 which were a result of unplanned plant maintenance and an outage of an external processor of refinery produced gas.

                        THREE MONTHS                    SIX MONTHS
                        ENDED JUNE 30,   INCREASE      ENDED JUNE 30,     INCREASE
                      ----------------  (DECREASE)  -------------------  (DECREASE)
                        2005     2004   FROM 2004     2005       2004    FROM 2004
                      -------   ------  ----------  ---------  --------  ----------
                                           ($ in millions)
LYONDELL-CITGO        $     9   $   41  $     (32)  $     52   $     76  $      (24)
Pipeline investments       10        9          1         20         19           1
Other                       3       (1)         4          2          -           2
                      -------   ------  ---------   --------   --------  ----------
     Total            $    22   $   49  $     (27)  $     74   $     95  $      (21)
                      =======   ======  =========   ========   ========  ==========

      Cost of sales and operating expenses. The following table summarizes our cost of sales and operating expenses for the three-month and six-month periods ended June 30, 2005 and 2004:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                        THREE MONTHS       SIX MONTHS
                                                       ENDED JUNE 30,    ENDED JUNE 30,
                                                    -----------------  -----------------
                                                      2005     2004      2005     2004
                                                    -------  --------  --------  -------
                                                                ($ in millions)
Crude oil                                           $ 3,245  $  2,282  $  5,926  $ 3,915
Refined products                                      5,283     4,307     9,812    8,081
Intermediate feedstocks                                 596       551     1,354    1,252
Refining and manufacturing costs                        442       382       812      745
Other operating costs and expenses                      131       205       176      268
                                                    -------  --------  --------  -------
        Total cost of sales and operating expenses  $ 9,697  $  7,727  $ 18,080  $14,261
                                                    =======  ========  ========  =======

      We purchase refined products to supplement the production from our refineries in order to meet marketing demands and to optimize distribution. Refined product purchases represented 54% and 56% of total cost of sales and operating expenses for the second quarters of 2005 and 2004, respectively and 54% and 57% for the first six months of 2005 and 2004, respectively. Margins on purchased products, on average, are lower than margins on refinery produced products because refinery produced products benefit from the whole supply chain upgrade and purchased refined products do not. However, purchased products are not segregated from our produced products and margins may vary due to market conditions and other factors beyond our control. In the near term, other than normal refinery turnaround maintenance, we do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond our control which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

      The Company periodically reviews investment decisions based on market conditions, availability of supply, and optimization of investments and synergies with other CITGO sites. As the result of such a review, the Company has decided to indefinitely defer a capital project at its Corpus Christi refinery related to production of ultra low sulfur diesel fuel. Accordingly, results for the six months ended June 30, 2005 include a charge against income of approximately $22 million to write off the costs incurred to date on the project. In addition, the deferral of the project will reduce previously estimated capital expenditures by approximately $194 million over the five-year period from 2005 through 2009.

      Gross margin. Gross margin increased approximately 0.9 cents per gallon in the quarter ended June 30, 2005 compared to the same period in 2004 and 1.1 cents per gallon in the six months ended June 30, 2005 compared to the same period in 2004. Gross margin for the quarter ended June 30, 2005 was approximately 5.8 cents per gallon compared to gross margin of approximately 4.9 cents per gallon for the same period in 2004. Gross margin for the six months ended June 30, 2005 was approximately 4.6 cents per gallon compared to the gross margin of approximately 3.5 cents per gallon for the same period in 2004.

      Revenue per gallon for the second quarter 2005 increased approximately 28% compared to the second quarter 2004 and increased approximately 30% for the first six months of 2005 compared to the first six months of 2004. Cost of sales and operating expenses per gallon for the quarter ended June 30, 2005 increased approximately 29% compared to the same period in 2004 and for the six months ended June 30, 2005 increased approximately 30% compared to the same period in 2004.

      A change in the price of crude oil, feedstocks and blending products generally results in a corresponding change in the sales price of refined products. The impact of changes in crude oil and feedstock prices on our consolidated income before taxes depends, in part, on how quickly refined product prices are adjusted to reflect these changes in feedstock costs.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $7 million, or 10% from $70 million in the second quarter of 2004 to $77 million in the second quarter of 2005. Selling, general and administrative expenses increased $15 million, or 11% from $141 million in the first six months of 2004 to $156 million in the first six months of 2005. The increase is primarily a result of the decision to relocate the corporate headquarters. Selling, general and administrative expenses for the second quarter and first six months of 2004 have been reduced by the subsidy allowed under Medicare Reform (see Note 10 of the Notes to the Condensed Consolidated Financial Statements).

      Interest expense. Interest expense, including capital lease interest charge, decreased $21 million in the three-month period ended June 30, 2005 as compared to the same period in 2004 and decreased $34 million in the six-month period ended June 30, 2005 as compared to the same period in 2004. The decrease in interest expense for the quarter and six-month period reflects the retirement of the senior secured term loan during the second quarter of 2004 and the redemption in October 2004 of approximately $543 million of our 11-3/8% notes due 2011.

LIQUIDITY AND CAPITAL RESOURCES

      The following summarizes cash flows during the six-month periods ended June 30, 2005 and 2004:

                                    Six Months
                                   Ended June 30,
                                 ----------------
                                  2005     2004
                                 ------   -------
                                     ($ in millions)
Net cash provided by/(used in):
    Operating activities         $  372   $   549
    Investing activities         $ (211)  $  (148)
    Financing activities         $ (156)  $  (211)

Cash Provided by Operating Activities

      Consolidated net cash provided by operating activities totaled approximately $372 million for the six-month period ended June 30, 2005. Operating cash flows were derived primarily from net income of $326 million, depreciation and amortization of $193 million, distributions in excess of equity in earnings of affiliates of $36 million, decrease in deferred taxes of $41 million, asset retirements of $16 million and changes in operating assets and liabilities of ($165) million. The more significant changes in operating assets and liabilities include an increase in notes and accounts receivable, inventories and prepaid expenses, offset in part, by an increase in current liabilities.

Cash Used in Investing Activities

      Net cash used in investing activities in the six-month period ended June 30, 2005 totaled $211 million consisting primarily of capital expenditures of $180 million. These capital expenditures consisted of:

                                Six Months Ended
                                 June 30, 2005
                                ----------------
                                ($ in millions)
Regulatory requirements         $             87
Maintenance capital projects                  35
Strategic capital expenditures                58
                                ----------------
   Total capital expenditures   $            180
                                ================

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in our Form 10-K for the year ended December 31, 2004 for additional information concerning projected capital expenditures.

Cash Used in Financing Activities

      Net cash used in financing activities totaled $156 million for the six-month period ended June 30, 2005, consisting primarily of the payment of $212 million in dividends to PDV America, our parent company, and the payment of loans from affiliates, offset in part by proceeds from our revolving bank loan.

      As of June 30, 2005, capital resources available to us included cash on hand totaling $28 million generated by operations and other sources, and available borrowing capacity under our committed bank facilities of $171 million.

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

      We are in compliance with the covenants under our debt financing arrangements at June 30, 2005.

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

      Three of our affiliates entered into agreements to advance excess cash to us from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, $30 million from PDV America and $10 million from PDV Holding. At June 30, 2005 there was no outstanding balance on these notes. At December 31, 2004, the amounts outstanding on these notes were $7 million, $14 million and $5 million from PDV Texas, PDV America and PDV Holding, respectively.

      As of June 30, 2005, CITGO had an effective shelf registration with the SEC under which it could have publicly offered up to $400 million principal amount of debt securities. Due to CITGO's current credit ratings, the shelf registration statement is not presently available.

      On July 8, 2005, Moody's Investors Service upgraded our senior unsecured debt rating to Ba1. Our debt ratings, as currently assessed by the three major debt rating agencies, are as follows:

                                     Unsecured
                                     ---------
Moody's Investors Service               Ba1
Standard & Poor's Ratings Group         BB
Fitch Investors Services, Inc.          BB

      On March 17, 2005, we established an accounts receivable sales facility. This facility allows the non-recourse sale of specified accounts receivable to independent third parties. A maximum of $350 million in accounts receivable may be sold at any one time. As of June 30, 2005, no receivables had been sold under this facility.

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

NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company's adoption of FIN 46R, effective January 1, 2005, had no impact on the financial position or results of operations for the six-month period ended June 30, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. Management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at June 30, 2005, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. As of June 30, 2005, CITGO's total crude and refined products inventory was 53 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 3.7 million barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

      Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and from time to time enters into petroleum commodity derivative contracts. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives, with initial terms of 90 days or greater and notional amounts of $25 million or greater. At June 30, 2005, none of the Company's commodity derivatives were accounted for as hedges.

                             COMMODITY DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 2005

                                                                 MATURITY   NUMBER OF     CONTRT     MARKET
    COMMODITY                          DERIVATIVE                  DATE     CONTRACTS      VALUE    VALUE(3)
    ---------                          ----------                --------   ---------    --------   --------
                                                                           Long/(Short)   Asset/(Liability)
                                                                           ------------  -------------------
                                                                                           ($ in millions)
No Lead Gasoline (1)  Futures Purchased                            2005         150      $   10.2   $    9.9
                      Futures Sold                                 2005        (140)     $   (9.5)  $   (9.2)
                      OTC Swaps (Pay Fixed / Receive Float) (4)    2005         100      $      -   $    0.5
                      OTC Swaps (Pay Float / Receive Fixed) (4)    2005        (100)     $      -   $    0.3
                      Forward Purchase Contracts                   2005       3,318      $  143.7   $  134.1
                      Forward Sale Contracts                       2005      (2,074)     $ (108.4)  $ (103.6)

Distillates (1)       Futures Purchased                            2005       1,152      $   75.9   $   82.7
                      Futures Purchased                            2006       1,006      $   66.3   $   72.9
                      Futures Sold                                 2005        (141)     $   (9.8)  $   (9.8)
                      Futures Sold                                 2006        (205)     $  (14.6)  $  (15.1)
                      OTC Swaps (Pay Fixed / Receive Float) (4)    2005         149      $      -   $    1.5
                      OTC Swaps (Pay Float / Receive Fixed) (4)    2005         (21)     $      -   $   (0.5)
                      Forward Purchase Contracts                   2005       1,166      $   61.8   $   60.0
                      Forward Sale Contracts                       2005      (2,839)     $ (157.4)  $ (160.5)
                      Forward Sale Contracts                       2006      (1,007)     $  (68.4)  $  (73.7)

Crude Oil (1)         Futures Purchased                            2005       1,195      $   70.9   $   69.3
                      Futures Purchased                            2006         460      $   27.3   $   27.2
                      Futures Sold                                 2005      (1,430)     $  (84.8)  $  (83.1)
                      Futures Sold                                 2006        (240)     $  (14.4)  $  (14.0)
                      Listed Call Options Purchased                2006         330      $      -   $    0.6
                      Listed Call Options Sold                     2005         (95)     $      -   $   (0.2)
                      Listed Put Options Purchased                 2005         100      $      -   $    0.1
                      Listed Put Options Sold                      2005        (100)     $      -   $   (0.6)
                      Forward Purchase Contracts                   2005       5,044      $   95.9   $   97.8
                      Forward Sale Contracts                       2005      (2,099)     $ (104.2)  $ (106.8)

Natural Gas (2)       Futures Purchased                            2005          32      $    2.4   $    2.3
                      Futures Purchased                            2006          19      $    1.4   $    1.4
                      Futures Sold                                 2005         (36)     $   (2.8)  $   (2.8)
                      Futures Sold                                 2006          (4)     $   (0.3)  $   (0.3)

------------------
(1)   Thousands of barrels

(2)   Ten-thousands of mmbtu

(3)   Based on actively quoted prices.

(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

                             COMMODITY DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 2004

                                                     MATURITY   NUMBER OF     CONTRT     MARKET
    COMMODITY                  DERIVATIVE              DATE     CONTRACTS      VALUE    VALUE(3)
    ---------                  ----------            --------   ---------    --------   --------
                                                               Long/(Short)   Asset/(Liability)
                                                               ------------  -------------------
                                                                               ($ in millions)
No Lead Gasoline (1)  Futures Purchased                2004          240     $   12.0   $   11.8
                      Futures Sold                     2004         (140)    $   (6.7)  $   (6.9)
                      Listed Put Options Sold          2004         (950)    $      -   $   (2.2)
                      Forward Purchase Contracts       2004        5,963     $  291.7   $  287.8
                      Forward Sale Contracts           2004       (3,674)    $ (178.2)  $ (177.6)

Distillates (1)       Futures Purchased                2004          677     $   27.1   $   29.4
                      Futures Purchased                2005          417     $   16.8   $   17.6
                      Futures Sold                     2004         (206)    $   (8.8)  $   (8.9)
                      Forward Purchase Contracts       2004          964     $   40.2   $   40.6
                      Forward Sale Contracts           2004       (1,652)    $  (87.9)  $  (89.7)
                      Forward Sale Contracts           2005         (419)    $  (17.7)  $  (18.0)

Crude Oil (1)         Futures Purchased                2004          325     $   12.2   $   12.0
                      Futures Sold                     2004         (585)    $  (21.5)  $  (21.7)
                      Forward Purchase Contracts       2004          549     $   19.8   $   19.0
                      Forward Sale Contracts           2004         (496)    $  (18.0)  $  (17.1)

Natural Gas (2)       Futures Purchased                2004           10     $    0.7   $    0.6
                      Futures Sold                     2004          (10)    $   (0.6)  $   (0.6)
                      Listed Call Options Purchased    2004          100     $      -   $    0.1
                      Listed Put Options Sold          2004         (250)    $      -   $   (0.1)

------------------
(1)   Thousands of barrels

(2)   Ten-thousands of mmbtu

(3)   Based on actively quoted prices.

      Debt Related Instruments. We have fixed and floating U.S. currency denominated debt. At June 30, 2005, our primary exposures were to LIBOR and floating rates on tax exempt bonds. We manage the risk related to interest rates by using both fixed and floating rates.

      For interest rate swaps, all of which expired in February 2005, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                           INTEREST RATE DERIVATIVES
                         OPEN POSITIONS AT JUNE 30, 2004

                                                   NOTIONAL
                       EXPIRATION    FIXED RATE    PRINCIPAL
VARIABLE RATE INDEX       DATE          PAID        AMOUNT
--------------------  -------------  ----------    ---------
                                                 ($ in millions)
    J.J. Kenny        February 2005     5.30%      $     12
    J.J. Kenny        February 2005     5.27%            15
    J.J. Kenny        February 2005     5.49%            15
                                                   --------
                                                   $     42
                                                   ========

      Changes in the fair value of these agreements were recorded in other income (expense) in the second quarter of 2004 with the offset recorded in the balance sheet caption other current liabilities at June 30, 2004. There were no interest rate swap agreements in place at June 30, 2005.

\
      For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                                AT JUNE 30, 2005

                                                                          EXPECTED
                          FIXED       AVERAGE FIXED     VARIABLE      AVERAGE VARIABLE
EXPECTED MATURITIES     RATE DEBT     INTEREST RATE     RATE DEBT      INTEREST RATE
-------------------     ---------     -------------     ---------     ----------------
                     ($ in millions)                 ($ in millions)
       2005             $      11         9.30%         $      83          4.90%
       2006                   201         8.10%                 -             -
       2007                    50         8.94%                12          5.46%
       2008                    25         7.17%                20          5.60%
       2009                    50         7.22%                 -             -
    Thereafter                403         6.77%               360          6.61%
                        ---------         ----          ---------          ----
       Total            $     740         7.36%         $     475          6.24%
                        =========         ====          =========          ====

    Fair Value          $     749                       $     475
                        =========                       =========

                                DEBT OBLIGATIONS
                                AT JUNE 30, 2004

                                                                          EXPECTED
                          FIXED       AVERAGE FIXED     VARIABLE      AVERAGE VARIABLE
EXPECTED MATURITIES     RATE DEBT     INTEREST RATE     RATE DEBT      INTEREST RATE
-------------------     ---------     -------------     ---------     ----------------
                     ($ in millions)                 ($ in millions)
       2004             $      11         9.30%         $       -             -
       2005                    11         9.30%                 -             -
       2006                   201         8.10%                 -             -
       2007                    50         8.94%                12          5.61%
       2008                    25         7.17%                20          6.00%
    Thereafter                745        10.40%               190          7.52%
                        ---------        -----          ---------          ----
      Total             $   1,043         9.79%         $     222          7.28%
                        =========        =====          =========          ====

    Fair Value          $   1,226                       $     222
                        =========                       =========

ITEM 4. CONTROLS AND PROCEDURES

      During the second quarter of 2005, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the Company does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

      Accordingly, as of June 30, 2005, these officers (principal executive officer and principal financial officer) concluded that the Company's disclosure controls and procedures were effective to accomplish their objectives.

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

ITEM 6. EXHIBITS

(a)   Exhibits

      Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed by the following officers:

      31.1   Filed by Felix Rodriguez, President and Chief Executive Officer.

      31.2 Filed by Larry E. Krieg, Vice President Finance and Chief Financial Officer.

      Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed by the following officers:

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

                          CITGO PETROLEUM CORPORATION

Date: August 11, 2005                      /s/ Paul Largess
                                           -------------------------
                                               Paul Largess
                                           Controller, Chief Accounting Officer

                                 EXHIBIT INDEX

      Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed by the following officers:

      31.1   Filed by Felix Rodriguez, President and Chief Executive Officer.

      31.2 Filed by Larry E. Krieg, Vice President Finance and Chief Financial Officer.

      Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed by the following officers:

      32.1   Filed by Felix Rodriguez, President and Chief Executive Officer.

      32.2 Filed by Larry E. Krieg, Vice President Finance and Chief Financial Officer.