Form 10-Q
period 2005-09-30
CITGO PETROLEUM CORP
filed 2005-11-08
CIK 1011746

================================================================================

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                    1293 ELDRIDGE PARKWAY, HOUSTON, TX 77077
               (Address of principal executive office) (Zip Code)

                                 (832) 486-4000
              (Registrant's telephone number, including area code)

                                       N/A
          (Former name or former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
described in Rule 12b-2 of the Act): Yes       No   X
                                         -----    -----

Indicate by check mark whether the registrant is a shell company (as described
in Rule 12b-2 of the Act): Yes       No   X
                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                                1,000
           (Class)                             (outstanding at October 31, 2005)

================================================================================

CITGO PETROLEUM CORPORATION

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS.............................     1

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - September 30, 2005 and
           December 31, 2004.............................................     2

           Condensed Consolidated Statements of Income and Comprehensive
           Income - Three-Month and Nine-Month Periods Ended
           September 30, 2005 and 2004...................................     3

           Condensed Consolidated Statement of Shareholder's Equity -
           Nine-Month Period Ended September 30, 2005....................     4

           Condensed Consolidated Statements of Cash Flows - Nine-Month
           Periods Ended September 30, 2005 and 2004.....................     5

           Notes to the Condensed Consolidated Financial Statements......     6

Item 2. Management's Discussion and Analysis of Financial Condition and

        Results of Operations............................................    19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    28

Item 4. Controls and Procedures..........................................    33

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings................................................    34

Item 6. Exhibits.........................................................    34

SIGNATURES...............................................................    35

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

          CITGO purchases approximately 40% of its crude oil requirements from Petroleos de Venezuela, S.A., the national oil company of the Bolivarian Republic of Venezuela and CITGO's ultimate parent corporation, under long-term supply agreements. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding these crude supply agreements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                  SEPTEMBER 30,
                                                       2005       DECEMBER 31,
                                                   (UNAUDITED)        2004
                                                  -------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $  238,952      $   23,033
   Accounts receivable, net                         2,144,737       1,292,751
   Due from affiliates                                239,205         106,514
   Inventories                                        895,831       1,165,660
   Prepaid expenses and other                         183,290          77,696
                                                   ----------      ----------
      Total current assets                          3,702,015       2,665,654

PROPERTY, PLANT AND EQUIPMENT - Net                 4,070,088       4,038,505

RESTRICTED CASH                                         2,044           2,315

INVESTMENTS IN AFFILIATES                             536,762         580,647

OTHER ASSETS                                          324,059         356,551
                                                   ----------      ----------
                                                   $8,634,968      $7,643,672
                                                   ==========      ==========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $1,253,570      $  888,030
   Payables to affiliates                           1,120,391         674,997
   Taxes other than income                            240,225         290,456
   Other                                              379,065         251,451
   Current portion of long-term debt                  161,350          11,364
   Current portion of capital lease obligation          4,569           4,404
                                                   ----------      ----------
      Total current liabilities                     3,159,170       2,120,702

LONG-TERM DEBT                                        970,753       1,120,527

CAPITAL LEASE OBLIGATION                               40,968          43,755

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS           389,704         359,707

OTHER NONCURRENT LIABILITIES                          323,469         337,250

DEFERRED INCOME TAXES                                 925,404         939,299

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDER'S EQUITY:
   Common stock - $1.00 par value, 1,000 shares
      authorized, issued and outstanding                    1               1
   Additional capital                               1,659,698       1,659,698
   Retained earnings                                1,190,393       1,088,096
   Accumulated other comprehensive loss               (24,592)        (25,363)
                                                   ----------      ----------
      Total shareholder's equity                    2,825,500       2,722,432
                                                   ----------      ----------
                                                   $8,634,968      $7,643,672
                                                   ==========      ==========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT FOR SUPPLEMENTAL INFORMATION)

                                                                    THREE MONTHS                NINE MONTHS
                                                                 ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                              ------------------------   -------------------------
                                                                  2005         2004          2005          2004
                                                              -----------   ----------   -----------   -----------
REVENUES:
   Net sales (1)                                              $12,194,928   $8,749,338   $30,642,808   $23,292,869
   Sales to affiliates                                             65,331      129,952       291,679       306,832
                                                              -----------   ----------   -----------   -----------
                                                               12,260,259    8,879,290    30,934,487    23,599,701
   Equity in earnings of affiliates                                49,767       71,036       124,076       166,229
   Other income (expense) - net                                     6,609        1,560        28,639         2,135
                                                              -----------   ----------   -----------   -----------
                                                               12,316,635    8,951,886    31,087,202    23,768,065

COST OF SALES AND EXPENSES:
   Cost of sales and operating expenses (1)
      (including purchases of $5,107,635, $3,554,449,
      $12,608,247 and $9,201,366 from affiliates)              12,073,901    8,532,015    30,154,083    22,792,607
   Selling, general and administrative expenses                    82,389       78,165       238,766       218,813
   Interest expense, excluding capital lease                       21,411       28,493        55,964        98,736
   Capital lease interest charge                                      985          955         3,090         2,481
                                                              -----------   ----------   -----------   -----------
                                                               12,178,686    8,639,628    30,451,903    23,112,637
                                                              -----------   ----------   -----------   -----------
INCOME BEFORE INCOME TAXES                                        137,949      312,258       635,299       655,428

INCOME TAXES                                                       44,416      107,248       216,002       225,118
                                                              -----------   ----------   -----------   -----------
NET INCOME                                                         93,533      205,010       419,297       430,310
                                                              -----------   ----------   -----------   -----------

OTHER COMPREHENSIVE INCOME:
   Cash flow hedges:
      Reclassification adjustment for derivative losses
         included in net income, net of related income
         taxes of $-, $38, $28 and $123                                --           79            52           236
   Foreign currency translation gain (loss), net of related
      income taxes (benefit) of  $200, $(5), $409 and $375            388          (11)          794           718
   Minimum pension liability adjustment, net of deferred
      taxes (benefit) of $-, $-, $(42) and $241                        --           --           (75)          428
                                                              -----------   ----------   -----------   -----------
OTHER COMPREHENSIVE INCOME                                            388           68           771         1,382
                                                              -----------   ----------   -----------   -----------

COMPREHENSIVE INCOME                                          $    93,921   $  205,078   $   420,068   $   431,692
                                                              ===========   ==========   ===========   ===========

SUPPLEMENTAL INFORMATION (millions of dollars)
(1) Includes amounts related to buy/sell arrangements:
         Net sales                                            $   1,240.2   $  1,146.6   $   3,271.8   $   3,169.3
                                                              ===========   ==========   ===========   ===========
         Cost of sales and operating expenses                 $   1,306.7   $  1,158.0   $   3,379.8   $   3,200.9
                                                              ===========   ==========   ===========   ===========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (UNAUDITED) (DOLLARS AND SHARES IN THOUSANDS)

                                                                                     ACCUMULATED
                                          COMMON STOCK                                  OTHER
                                        ---------------   ADDITIONAL    RETAINED    COMPREHENSIVE
                                        SHARES   AMOUNT     CAPITAL     EARNINGS    INCOME (LOSS)      TOTAL
                                        ------   ------   ----------   ----------   -------------   ----------
BALANCE, DECEMBER 31, 2004                  1      $ 1    $1,659,698   $1,088,096     $(25,363)     $2,722,432

Net income                                 --       --            --      419,297           --         419,297

Other comprehensive income                 --       --            --           --          771             771

Dividends paid to parent, PDV America      --       --            --     (317,000)          --        (317,000)

                                          ---      ---    ----------   ----------     --------      ----------
BALANCE, SEPTEMBER 30, 2005                 1      $ 1    $1,659,698   $1,190,393     $(24,592)     $2,825,500
                                          ===      ===    ==========   ==========     ========      ==========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                 ---------------------
                                                                                    2005        2004
                                                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 419,297   $ 430,310
   Depreciation and amortization                                                   293,709     270,220
   Other adjustments to reconcile net income to net cash
      provided by operating activities                                             101,500      88,872
   Changes in operating assets and liabilities                                      63,497     (92,425)
                                                                                 ---------   ---------
      Net cash provided by operating activities                                    878,003     696,977
                                                                                 ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (263,092)   (226,549)
   Proceeds from sales of property, plant and equipment                                 82         539
   Decrease in restricted cash                                                         271       4,576
   Investments in LYONDELL-CITGO Refining LP                                       (51,745)    (19,511)
   Investments in and advances to other affiliates                                      --      (1,554)
                                                                                 ---------   ---------
      Net cash used in investing activities                                       (314,484)   (242,499)
                                                                                 ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of senior secured term loan                                                  --    (200,000)
   Payments on master shelf agreement senior notes                                      --     (20,000)
   Proceeds from tax-exempt bonds                                                       --      61,800
   Payments on taxable bonds                                                            --     (25,000)
   Payments on loans from affiliates                                               (26,100)         --
   Payments of capital lease obligations                                            (2,622)     (2,604)
   Financing fees and debt issuance costs                                           (1,878)       (728)
   Dividends paid to parent, PDV America                                          (317,000)         --
                                                                                 ---------   ---------
      Net cash used in financing activities                                       (347,600)   (186,532)
                                                                                 ---------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                              215,919     267,946

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      23,033     202,008
                                                                                 ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 238,952   $ 469,954
                                                                                 =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest, net of amounts capitalized                                       $  53,899   $ 111,643
                                                                                 =========   =========
      Income taxes (net of refunds of $1,947 in 2005 and $231 in 2004)(Note 9)   $ 355,206   $ 137,554
                                                                                 =========   =========

See notes to condensed consolidated financial statements.

CITGO PETROLEUM CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) NINE-MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

     The financial information for CITGO subsequent to December 31, 2004 and with respect to the interim three-month and nine-month periods ended September 30, 2005 and 2004 is unaudited. In management's opinion, such interim information contains all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of such periods, such interim information also reflects the write-off of costs associated with the deferral of two capital projects. The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. Reference is made to CITGO's Annual Report for the fiscal year ended December 31, 2004 on Form 10-K.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company's adoption of FIN 46R, effective January 1, 2005, had no impact on the financial position or results of operations for the nine-month period ended September 30, 2005.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies the application of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). FIN 47 clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated; and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is currently evaluating the impact, if any, on its financial position or results of operations that may result from the application of FIN 47.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP FAS 109-1"). The American Jobs Creation Act introduces a special phased in 9% tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with FASB Statement No. 109. The Company does not expect the adoption of this new tax provision to have a material impact on its consolidated financial position, results of operations or cash flows for the year ended December 31, 2005.

     In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" ("EITF 04-13"). In this issue, the EITF reached consensus on i) the circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions; and ii) whether there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The Company is currently evaluating the impact, if any, on its financial position and results of operations that may result from the application of EITF 04-13.

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

     As of September 30, 2005, $844 million of CITGO's accounts receivable comprised the designated pool of trade receivables owned by CITGO Funding. As of September 30, 2005, no outstanding investment in the receivables in the designated pool had been sold to the third party and the entire amount of the receivables was retained by CITGO Funding.

4.   INVENTORIES

     Inventories, primarily at LIFO, consist of the following:

                         SEPTEMBER 30,
                              2005       DECEMBER 31,
                          (UNAUDITED)        2004
                         -------------   ------------
                                (000S OMITTED)
Refined products            $594,312      $  787,795
Crude oil                    205,279         284,301
Materials and supplies        96,240          93,564
                            --------      ----------
                            $895,831      $1,165,660
                            ========      ==========

5.   RESTRICTED CASH

     CITGO issued $39 million of tax-exempt environmental facilities revenue bonds in May 2003. The proceeds from these bonds are being used on qualified projects at the Corpus Christi refinery. Restricted cash of approximately $2 million at September 30, 2005 represents highly liquid investments held in trust accounts in accordance with the related trust indenture. Funds may be released solely to finance the qualified capital expenditures as defined in the related loan agreement.

6.   LONG-TERM DEBT AND FINANCING ARRANGEMENTS

     Long-term debt consists of the following:

                                                           SEPTEMBER 30,
                                                                2005       DECEMBER 31,
                                                            (UNAUDITED)        2004
                                                           -------------   ------------
                                                                  (000S OMITTED)
Senior Notes, $250 million face amount, due 2011 with
   interest rate of 6%                                       $  248,486     $  248,299

Senior Notes, $150 million face amount, due 2006 with
   interest rate of 7-7/8%                                      149,986        149,969

Senior Notes, $6.6 million face amount, due 2011 with
   interest rate of 11-3/8%                                       6,617          6,613

Private Placement Senior Notes, due 2005 to 2006 with an
   interest rate of 9.30%                                        22,727         22,727

Master Shelf Agreement Senior Notes, due 2006 to
   2009 with interest rates from 7.17% to 8.94%                 165,000        165,000

Tax-Exempt Bonds, due 2007 to 2032 with variable
   and fixed interest rates                                     459,287        459,283

Taxable Bonds, due 2026 with variable interest rate              80,000         80,000
                                                             ----------     ----------
                                                              1,132,103      1,131,891
Current portion of long-term debt                              (161,350)       (11,364)
                                                             ----------     ----------
                                                             $  970,753     $1,120,527
                                                             ==========     ==========

     CITGO has a $260 million, three-year, unsecured revolving credit facility maturing in December 2005. There was no outstanding balance under this credit facility at September 30, 2005. The Company is actively reviewing and intends to replace the revolving credit facility by the maturity date.

     In October 2004, CITGO issued $250 million of 6% unsecured senior notes due October 15, 2011. In connection with this transaction, CITGO repurchased approximately $543 million principal amount of its 11-3/8% senior notes due 2011 as part of a tender offer for such notes. After the tender offer for the 11-3/8% notes in October 2004, approximately $6.6 million remain outstanding at September 30, 2005.

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

     Our various debt instruments require maintenance of a specified minimum net worth and impose restrictions on our ability to: incur additional debt unless we meet specified interest coverage and debt to capitalization ratios; place liens on our property, subject to specified exceptions; sell assets, subject to specified exceptions; make restricted payments, including dividends, repurchases of capital stock and specified investments; and merge, consolidate or transfer assets. Various of our debt agreements, including the agreements governing the Private Placement Senior Notes and the Master Shelf Agreement Senior Notes and the reimbursement agreements relating to various letters of credit that provide liquidity support for our tax-exempt bonds, contain provisions requiring that we equally and ratably secure those instruments if we issue secured debt other than as permitted by those instruments. CITGO is in compliance with its covenants under its debt financing arrangements at September 30, 2005.

     See Note 14 for information regarding cash tender offers relating to the 7-7/8% senior notes due 2006 and the 6% senior notes due 2011; CITGO's election to redeem all of its outstanding 11-3/8% senior notes due 2011, its outstanding 9.30% private placement senior notes due 2006, and its outstanding master shelf agreement senior notes due 2006 through 2009; and a senior secured credit facility that CITGO is seeking.

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

     As of September 30, 2005, CITGO has a note receivable from LYONDELL-CITGO of $35 million. The note bears interest at market rates, which was approximately 3.9 percent at September 30, 2005. Principal and interest are due January 1, 2008. Accordingly, the note and related accrued interest are included in the balance sheet caption other assets, noncurrent, in the accompanying consolidated balance sheets.

     CITGO accounts for its investment in LYONDELL-CITGO using the equity method of accounting and records its share of the net earnings of LYONDELL-CITGO based on allocations of income agreed to by the Owners which differ from participation interests. Cash distributions are allocated to the Owners based on participation interest. Information on CITGO's investment in LYONDELL-CITGO follows:

                                                         (000s omitted)
                                                  September 30,   December 31,
                                                       2005           2004
                                                  -------------   ------------
                                                   (Unaudited)
Carrying value of investment                        $  365,298     $  409,782
Note receivable                                         35,278         35,278
Participation interest                                      41%            41%

Summary of LYONDELL-CITGO's financial position:
   Current assets                                   $  487,000     $  359,000
   Non current assets                                1,367,000      1,288,000
   Current liabilities                                 883,000        588,000
   Noncurrent liabilities                              811,000        819,000
   Partners' capital                                   159,000        240,000

                                                    Nine Months Ended
                                                      September 30,
                                                 -----------------------
                                                    2005         2004
                                                 ----------   ----------
                                                       (Unaudited)
Equity in net income                             $   87,201   $  133,910
Cash distribution received                          183,311      215,944

Summary of LYONDELL-CITGO's operating results:

   Revenue                                       $5,301,238   $4,038,659
   Gross profit                                     289,029      409,970
   Net income                                       228,822      341,292

LYONDELL-CITGO has a three-year, $550 million credit facility secured by substantially all of its assets. The credit facility is comprised of a $450 million senior secured term loan and a $100 million senior secured revolver, both with an interest rate based on the London Interbank Offered Rate ("LIBOR"). There was no outstanding balance under the working capital revolving credit facility at September 30, 2005. In October 2005, the capacity of LYONDELL-CITGO's senior secured revolver was increased from $100 million to $150 million.

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

     In September 2002, a Texas court ordered CITGO to pay property owners and their attorneys approximately $6 million based on an alleged settlement of class action property damage claims as a result of alleged air, soil and groundwater contamination from emissions released from CITGO's Corpus Christi, Texas refinery. In October 2005, the Texas Court of Appeals sustained CITGO's appeal of the trial court's order and remanded the case to the trial court. CITGO shall continue to vigorously defend this case and does not believe that the resolution of this matter will have a material adverse effect on its financial condition or results of operations.

     CITGO, along with most of the other major oil companies, is a defendant in a number of federal and state lawsuits alleging contamination of private and public water supplies by methyl tertiary butyl ether ("MTBE"), a gasoline additive. In general, the plaintiffs claim that MTBE renders the water not potable. In addition to compensatory and punitive damages, plaintiffs seek injunctive relief to abate the contamination. CITGO intends to defend all of the MTBE lawsuits vigorously. These approximately 72 cases, the majority of which were filed by municipal authorities, were removed to federal court and at the defendants' request consolidated in Multi District Litigation ("MDL") 1358. On March 16, 2004, the judge in MDL 1358 denied the plaintiffs' motion to remand the cases to state court. Two plaintiffs have appealed the denial of the remand to state court to the U.S. Court of Appeals for the Second Circuit. The Appeals Court denied the defendants' motion for summary affirmance of the denial of the remand order and the appeal will proceed. In an April 20, 2005 ruling, the judge refused to dismiss most of the plaintiffs' causes of action. In doing so, the judge held that the plaintiffs might be able to prove liability under a commingled product market share liability theory because the plaintiffs could not identify the particular defendants which had manufactured the gasoline that caused the alleged contamination to drinking water supplies. Defendants have filed a motion for summary judgment on plaintiffs' claims on the grounds that they are pre-empted by federal law. Resolution of that motion is not expected this year. CITGO management does not believe that the resolution of these matters will have a material adverse effect on its financial condition, but may have a significant effect on its financial results for a given period.

     Claims have been made against CITGO in approximately 650 asbestos lawsuits pending in state and federal courts. These cases, most of which involve multiple defendants, are brought by former employees or contractor employees seeking damages for asbestos related illnesses allegedly caused, at least in part, from exposure at refineries owned or operated by CITGO in Lake Charles, Louisiana, Corpus Christi, Texas and Lemont, Illinois. In many of these cases, the plaintiffs' alleged exposure occurred over a period of years extending back to a time before CITGO owned or operated the premises at issue. CITGO does not believe that the resolution of these cases will have a material adverse effect on its financial condition or results of operations.

     In 2001, Miami-Dade County sued seventeen defendants for the costs of remediation of pollution rising from jet fuel operations during the past decades at the Miami International Airport ("the Airport"). Although not a defendant in this case, CITGO along with approximately 250 other former jet fuel operators at the Airport has received a payment demand from Miami-Dade County for the remediation costs for alleged pollution occurring while CITGO had jet fuel operations at the Airport. Although CITGO is contesting the amount of damages that Miami-Dade County claims are attributed to CITGO's jet fuel operations at the Airport and will vigorously defend itself should no settlement be reached, CITGO has voluntarily executed a case management order in an attempt to settle the claim. CITGO does not believe that the resolution of this matter will have a material adverse effect on its financial condition or results of operations.

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

     On November 26, 2004, the Athos I, a merchant tanker, struck a submerged anchor in the public channel of the Delaware River near Paulsboro, New Jersey and released crude oil owned by CITGO Asphalt Refining Company ("CARCO"), a subsidiary of CITGO. In a maritime limitation of liability action in federal court in Philadelphia, Pennsylvania, the owner of the Athos I has counterclaimed against CARCO for over $125 million in oil spill recovery and clean costs. CITGO does not believe that CARCO has any liability and will vigorously defend itself.

     On April 19, 2005, CITGO received a claim from Dixie Pipeline Company ("Dixie") that CITGO may have injected contaminated propane into Dixie's pipeline system. Dixie and CITGO are cooperating to investigate the facts. CITGO does not have sufficient information to determine liability, if any, or to estimate the loss or range of loss, if any, related to this claim.

     At September 30, 2005, CITGO's balance sheet included an accrual for lawsuits and claims of $36 million compared with $24 million at December 31, 2004. CITGO estimates that an additional loss of $103 million is reasonably possible in connection with such lawsuits and claims.

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

     The U.S. refining industry is required to comply with increasingly stringent product specifications under the 1990 Clean Air Act Amendments for reformulated gasoline and low sulfur gasoline and diesel fuel that require additional capital and operating expenditures.

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

     At September 30, 2005, CITGO's balance sheet included an environmental accrual of $70 million compared with $65 million at December 31, 2004. Results of operations reflect an increase in the accrual during 2005 due primarily to a revision of the Company's estimated share of costs related to two sites indicating higher costs offset in part, by spending on environmental projects. CITGO estimates that an additional loss of $31 million is reasonably possible in connection with environmental matters.

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

     Conditions which require additional expenditures may exist with respect to CITGO's various sites including, but not limited to, its operating refinery complexes, former refinery sites and crude oil and petroleum product storage terminals. Based on currently available information, CITGO cannot determine the amount of any such future expenditures.

     DERIVATIVE COMMODITY AND FINANCIAL INSTRUMENTS - As of September 30, 2005, CITGO's petroleum commodity derivatives included exchange traded futures contracts, forward purchase and sale contracts, exchange traded and over-the-counter options and over-the-counter swaps. At September 30, 2005, the balance sheet captions prepaid expenses and other current assets and other current liabilities include $83 million and $71 million, respectively, related to the fair values of open commodity derivatives.

     GUARANTEES - As of September 30, 2005, the Company has guaranteed the debt of others in a variety of circumstances including letters of credit issued for an affiliate, bank debt of an equity investment, bank debt of customers and financing debt incurred by an equity investment as shown in the following table:

                                                    Expiration
                                                       Date
                                                    ----------
                                   (000s omitted)
Letters of credit                      $20,296         2006

Bank debt
   Equity investment                     5,500         none
   Customers                               737         2006

Financing debt
   Equipment acquisition - NISCO         7,966         2008
                                       -------
   Total                               $34,499
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

     Three affiliates entered into agreements to advance excess cash to the Company from time to time under demand notes for amounts of up to a maximum of $10 million with PDV Texas, Inc. ("PDV Texas"), $30 million with PDV America and $10 million with PDV Holding. The notes bear interest at rates equivalent to 30-day LIBOR plus 0.875% payable quarterly. At September 30 2005, there was no outstanding balance on these notes. At December 31, 2004, the amounts outstanding on these notes were $7 million, $14 million and $5 million from PDV Texas, PDV America and PDV Holding, respectively.

     The Company and PDV Holding are parties to a tax allocation agreement that is designed to provide PDV Holding with sufficient cash to pay its consolidated income tax liabilities. PDV Holding appointed CITGO as its agent to handle the payment of such liabilities on its behalf. As such, CITGO calculates the taxes due, allocates the payments among the tax allocation agreement members according to the agreement and bills each member accordingly. Each member records its amounts due from or payable to CITGO in a related party account. At September 30, 2005 and December 31, 2004, CITGO had net related party receivables related to federal income taxes of $150 million and $28 million, respectively, which is included in due from affiliates.

10.  EMPLOYEE BENEFIT PLANS

     COMPONENTS OF NET PERIODIC BENEFIT COST

For the three months ended September 30:

                                      PENSION BENEFITS     OTHER BENEFITS
                                     -----------------   -----------------
                                       2005      2004      2005      2004
                                     -------   -------   -------   -------
                                                 (000S OMITTED)
Service cost                         $ 5,920   $ 5,743   $ 2,359   $ 2,285
Interest cost                          8,303     7,954     5,922     5,767
Expected return on plan assets        (8,124)   (7,285)      (19)      (18)
Amortization of Transition Asset          (5)      (12)       --        --
Amortization of prior service cost      (193)     (193)     (123)     (130)
Amortization of net loss               1,540       818      4,536    4,911
                                     -------   -------   -------   -------
Net periodic benefit cost            $ 7,441   $ 7,025   $12,675   $12,815
                                     =======   =======   =======   =======

For the nine months ended September 30:

                                                  PENSION BENEFITS      OTHER BENEFITS
                                                -------------------   -----------------
                                                  2005       2004       2005      2004
                                                --------   --------   -------   -------
                                                             (000S OMITTED)
Service cost                                    $ 17,760   $ 17,229   $ 7,078   $ 6,855
Interest cost                                     24,910     23,862    17,766    17,301
Expected return on plan assets                   (24,372)   (21,855)      (56)      (54)
Amortization of Transition Obligation (Asset)        (15)       (36)       --        --
Amortization of prior service cost                  (579)      (579)     (371)     (390)
Amortization of net loss                           4,621      2,454    13,608    14,734
                                                --------   --------   -------   -------
Net periodic benefit cost                       $ 22,325   $ 21,075   $38,025   $38,446
                                                ========   ========   =======   =======

     EFFECT OF RECENT LEGISLATION ON OTHER BENEFITS COST

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Reform") was signed into law. Medicare Reform introduces a prescription drug benefit under Medicare (Medicare Part
     D) as well as a non-taxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB Staff issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The Staff Position permits a sponsor to report the effects of Medicare Reform prospectively in the third quarter of 2004 or retrospectively to the measurement date following enactment of the legislation. CITGO has chosen to use the retrospective method to reflect Medicare Reform as of January 1, 2004. The effect of this legislation at that date was to reduce the benefit obligation by approximately $40 million. The service cost and interest cost components of that reduction total approximately $3 million. Under CITGO's accounting policy for recognizing actuarial gains, net periodic benefit cost for the quarter and nine-month period ended September 30, 2004 and the year ended December 31, 2004 was reduced $10 million, $30 million and $40 million, respectively, related to this actuarial gain.

     EMPLOYER CONTRIBUTIONS

     CITGO contributed approximately $35 million to its pension plan in the quarter ended September 30, 2005.

11.  CORPORATE HEADQUARTERS RELOCATION

     In April 2004, CITGO announced its decision to move its corporate headquarters from Tulsa, Oklahoma to Houston, Texas. The transfer of approximately 700 positions from a total of approximately 1,000 positions in Tulsa began in August 2004. At September 30, 2005, essentially all of the positions have been transferred. While the relocation was substantially completed in July 2005, CITGO expects related costs will continue to be incurred over the next three months. A summary of relocation costs follows:

                                      Expected                      Cumulative
                                        Total     Amount Incurred     Amount
                                       Amount    3rd Quarter 2005    Incurred
                                      --------   ----------------   ----------
                                                   ($ in millions)
Relocation costs                         $32             $5             $28
Severance and related costs               21              1              16
Property and leasehold improvements       29             --              29
                                         ---            ---             ---
   Total                                 $82             $6             $73
                                         ===            ===             ===

     During the third quarter 2005, the expected total cost of the relocation was reduced to $82 million from the estimate of $85 million at the end of the second quarter. The original estimate for the relocation project was $90 million. Relocation costs and severance and related costs are included in CITGO's condensed consolidated statement of income and comprehensive income as a component of the caption selling, general and administrative expense. Costs related to property and leasehold improvements are included in CITGO's condensed consolidated balance sheet as a component of the caption property, plant and equipment. An accrual of $9 million related to the relocation is included in CITGO's condensed consolidated balance sheet as a component of the caption current liabilities other.

12.  OTHER INFORMATION

     As previously reported, CITGO received an informal inquiry from the Securities and Exchange Commission ("SEC") seeking information from CITGO regarding a now concluded inquiry conducted by a special commission of the Venezuelan National Assembly (the "VNA"), allegations made by a CITGO employee in a letter sent to both CITGO's auditors as well as the SEC, and CITGO's October 2004 tender offer for its 11-3/8% senior notes. CITGO is continuing to cooperate with the SEC and has provided it with the requested information. Two independent law firms, retained to investigate various payments that were part of the inquiries, concluded there was not any evidence that such payments were improper. The aggregate amount of these payments is not material.

13.  CAPITAL PROJECT DEFERRALS

     The Company periodically reviews investment decisions based on market conditions, availability of supply, and optimization of investments and synergies with other CITGO sites. As the result of such a review, the Company has decided to defer a capital project at its Corpus Christi refinery related to production of ultra low sulfur diesel fuel. Accordingly, results for the nine months ended September 30, 2005 include, in cost of sales, a charge against income of approximately $18 million to write off the costs incurred to date on the project. Approximately $13 million in work in process assets were removed from net, property, plant and equipment, and approximately $5 million was included in other current liabilities for additional expenses and cancellation charges.

     In addition, the Company decided to cancel an energy conservation project at its Lemont refinery when costs escalated over original expectations. Accordingly, results for the nine months ended September 30, 2005 include in cost of sales, a charge of approximately $18 million to write off the costs incurred to date on the project. Approximately $10 million in work in process assets were removed from net, property, plant and equipment, and approximately $8 million was included in other current liabilities for additional expenses and cancellation charges.

14.  SUBSEQUENT EVENT

     On October 13, 2005, the Company announced cash tender offers for all of its outstanding 7-7/8% senior notes due 2006 and 6% senior notes due 2011.

     On October 14, 2005, the Company sent notices of its election to redeem prior to their stated maturity dates the following debt securities:

          -    all of its outstanding 11-3/8% senior notes due 2011;

          - all of its outstanding 9.30% private placement senior notes due 2006; and

          - all of its outstanding master shelf agreement senior notes due 2006 through 2009 with interest rates ranging from 7.17% to 8.94%.

     The Company is also working with two co-lead banks who have committed on a $1.85 billion senior secured credit facility, which would consist of a five-year revolving credit facility in the amount of $1.15 billion and a seven-year term loan of $700 million. The credit facility, which is subject to the completion of documentation and a number of other conditions, would be secured by CITGO's interests in its Lake Charles, Louisiana and Corpus Christi, Texas refineries, its trade accounts receivable and its inventories and is subject to covenants typical for secured financing. The Company expects to close this transaction in the fourth quarter of 2005.

     The ratings on the new senior secured credit facility, as currently assessed by the three major debt rating agencies, are as follows:

                                  Secured
                                  -------
Standard & Poor's Ratings Group     BBB-
Moody's Investors Service           Ba1
Fitch Investors Services, Inc.      BB+

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          This discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements included elsewhere in this report.

          We generated net income of $90 million on total revenue of $12.3 billion in the quarter ended September 30, 2005 compared to net income of $205 million on total revenue of $9.0 billion for the same period last year. We generated net income of $416 million on total revenue of $31.1 billion in the nine-month period ended September 30, 2005 compared to net income of $430 million on total revenue of $23.8 billion for the same period last year. (See "Gross margin").

          The decrease in net income for the quarter ended September 30, 2005 compared to the same period last year is due primarily to a decline of the gross margin on asphalt, petrochemicals and other industrial products. The gross margin on light products such as gasoline, jet fuel and diesel fuel were higher than those in the same period last year. However, earnings on gasoline sales were reduced due to a nine percent drop in sales volume when compared to the same period last year. Inventory levels at September 30, 2005 were lower than at December 31, 2004. CITGO intends to rebuild its inventory to year-end 2004 levels by year-end 2005. The temporary inventory decrement as of September 30, 2005 was valued at expected replacement cost which is included in the results of operations for the period ending September 30, 2005. Also contributing to the decline in net income was a reduction in LYONDELL-CITGO earnings during the quarter ended September 30, 2005 as compared to the same period last year.

          Despite higher price levels in the nine months ended September 30, 2005 compared to the same period last year, the gross margin on sales remained approximately the same. Reductions in LYONDELL-CITGO earnings and increases in selling, general and administrative expenses were offset by reductions in interest expense and increases in other income (expense), net.

          In preparation for the possible impact from Hurricane Rita, CITGO began shutting down its 425 thousand barrels per day Lake Charles refinery on September 21, 2005. On September 24, 2005 Hurricane Rita hit Lake Charles, Louisiana. Although the hurricane inflicted only minor damage to the equipment, the refinery did not have electricity other than from emergency generators until October 3, 2005. As soon as Hurricane Rita passed, CITGO began recalling its employees and contractors to inspect each system, clean up debris, make any necessary repairs and restart the units. Although accomplished in phases, the refinery was fully operational by October 26, 2005.

          LYONDELL-CITGO's 265 thousand barrels per day Houston refinery was also shut down in preparation for Hurricane Rita. LYONDELL-CITGO experienced difficulty in restarting its refinery and had a fire in its catalytic cracker while restarting. It is estimated to be fully operational by December 1, 2005.

          CITGO purchases all of the transportation petroleum products produced at the LYONDELL-CITGO refinery. Inventories were drawn down because of the storm. Most of CITGO's crude and feedstock suppliers and petroleum product and by-product customers cooperated with CITGO in canceling or deferring shipments. However, for those few customers who were unwilling to voluntarily cancel or defer shipments, CITGO was compelled to declare force majeure.

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

RESULTS OF OPERATIONS

                                                  THREE MONTHS                        NINE MONTHS
                                                      ENDED                              ENDED
                                                  SEPTEMBER 30,       INCREASE       SEPTEMBER 30,       INCREASE
                                                ----------------     (DECREASE)    -----------------    (DECREASE)
                                                  2005     2004      FROM 2004       2005      2004      FROM 2004
                                                -------   ------   -------------   -------   -------   ------------
(DOLLARS IN MILLIONS)

Net sales                                       $12,194   $8,749   $3,445          $30,642   $23,293   $7,349
Sales to affiliates                                  66      130      (64)             292       307      (15)
                                                -------   ------   ------          -------   -------   ------
                                                 12,260    8,879    3,381    38%    30,934    23,600    7,334   31%
                                                -------   ------   ------          -------   -------   ------

Equity in earnings of affiliates                     50       71      (21)             124       166      (42)
Other income (expense), net                           7        2        5               29         2       27
                                                -------   ------   ------          -------   -------   ------
                                                 12,317    8,952    3,365    38%    31,087    23,768    7,319   31%
                                                -------   ------   ------          -------   -------   ------

Cost of sales and operating expenses             12,074    8,532    3,542           30,154    22,793    7,361
Selling, general and administrative expenses         83       78        5              239       219       20
Interest expense, excluding capital lease            21       29       (8)              56        99      (43)
Capital lease interest charge                         1        1       --                3         2        1
                                                -------   ------   ------          -------   -------   ------
                                                 12,179    8,640    3,539    41%    30,452    23,113    7,339   32%
                                                -------   ------   ------          -------   -------   ------

Income before income taxes                          138      312     (174)             635       655      (20)
Income taxes                                         44      107      (63)             216       225       (9)
                                                -------   ------   ------          -------   -------   ------
Net income                                      $    94   $  205   $ (111)  -54%   $   419   $   430   $  (11)  -3%
                                                =======   ======   ======          =======   =======   ======

Gulf Coast 3/2/1 crack spread ($ per bbl) (1)   $ 16.45   $ 6.16   $10.29   167%   $ 10.74   $  7.12   $ 3.62   51%

Average price per gallon of gasoline (2)        $  1.92   $ 1.28   $ 0.64    50%   $  1.62   $  1.22   $ 0.40   33%
Average cost per barrel of crude oil (3)        $ 57.72   $37.46   $20.26    54%   $ 48.18   $ 34.45   $13.73   40%

----------
(1) The Gulf Coast 3/2/1 crack spread is used as a benchmark for gauging changes in refining industry margins based upon a hypothetical yield from a barrel of crude oil. It is calculated as the value of two-thirds barrel of gasoline plus one-third barrel of distillate minus one barrel of crude (West Texas Intermediate or "WTI"). Heavy crude refiners also evaluate the light/heavy crude spread (WTI minus Maya). The sum of these benchmarks is the heavy crack spread. During the third quarter of 2005, the heavy crack spread was $32.11 per barrel versus $17.91 per barrel during the third quarter of 2004. During the first nine months of 2005, the heavy crack spread was $26.00 per barrel versus $17.08 per barrel for the same period in 2004. The values used to calculate the Gulf Coast 3/2/1 crack spread and the heavy crack spread are obtained from Platts (an energy industry information reporting service) using an average of daily prices for the three-month and nine-month periods ended September 30, 2005 and 2004 (excluding weekends and holidays).

(2) The average price per gallon of gasoline is based on CITGO gasoline sales revenue divided by CITGO gasoline sales volume. See the "CITGO Sales Revenues and Volumes" table that follows.

(3) The average cost per barrel of crude oil is based on CITGO's crude oil cost divided by CITGO refinery crude inputs. See the "CITGO Cost of Sales and Operating Expenses" table that follows.

          Sales revenues and volumes. Sales increased $3.4 billion, or approximately 38%, in the three-month period ended September 30, 2005 as compared to the same period in 2004. This increase was primarily due to an increase in average sales price of 46%. Sales increased $7.3 billion, or approximately 31%, in the nine-month period ended September 30, 2005 as compared to the same period in 2004. This increase was primarily due to an increase in average sales price of 36%. The following table summarizes the sources of our sales revenues and sales volumes for the three-month and nine-month periods ended September 30, 2005 and 2004:

                        CITGO SALES REVENUES AND VOLUMES

                                           THREE MONTHS        NINE MONTHS       THREE MONTHS     NINE MONTHS
                                               ENDED              ENDED             ENDED            ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                         ----------------   -----------------   -------------   ------   ------
                                           2005     2004      2005      2004     2005    2004    2005     2004
                                         -------   ------   -------   -------   -----   -----   ------   ------
                                                    ($ in millions)                  (Gallons in millions)
Gasoline                                 $ 6,619   $4,866   $16,160   $13,303   3,442   3,791    9,972   10,889
Jet fuel                                   1,122      692     2,912     1,882     607     564    1,806    1,736
Diesel/#2 fuel                             2,732    1,773     7,214     4,594   1,479   1,488    4,521    4,396
Asphalt                                      399      334       811       723     442     422      964      983
Petrochemicals and industrial products     1,145    1,012     3,172     2,503     732     789    2,260    2,214
Lubricants and waxes                         210      188       592       517      67      77      206      214
                                         -------   ------   -------   -------   -----   -----   ------   ------
   Total refined product sales            12,227    8,865    30,861    23,522   6,769   7,131   19,729   20,432
Other sales                                   33       14        73        78
                                         -------   ------   -------   -------   -----   -----   ------   ------
   Total sales                           $12,260   $8,879   $30,934   $23,600   6,769   7,131   19,729   20,432
                                         =======   ======   =======   =======   =====   =====   ======   ======

          Equity in earnings of affiliates. The table below shows the changes during the three-month and nine-month periods ended September 30, 2005 compared to the same periods in 2004 in the equity in earnings of affiliates. The decrease in LYONDELL-CITGO's earnings in the third quarter and the first nine months of 2005 as compared to the same periods in 2004 was due primarily to lower crude processing rates which were a result of unplanned plant maintenance and an outage of an external processor of refinery produced gas during the second quarter of 2005, and refinery shut down due to the hurricane threat during the third quarter of 2005.

                        THREE MONTHS                 NINE MONTHS
                           ENDED                        ENDED
                       SEPTEMBER 30,    INCREASE    SEPTEMBER 30,    INCREASE
                       -------------   (DECREASE)   -------------   (DECREASE)
                        2005   2004     FROM 2004    2005   2004     FROM 2004
                        ----   ----    ----------    ----   ----    ----------
                                           ($ in millions)
LYONDELL-CITGO           $35    $58       $(23)      $ 87   $134       $(47)
Pipeline investments      11     10          1         31     29          2
Other                      4      3          1          6      3          3
                         ---    ---       ----       ----   ----       ----
   Total                 $50    $71       $(21)      $124   $166       $(42)
                         ===    ===       ====       ====   ====       ====

          Cost of sales and operating expenses. The following table summarizes our cost of sales and operating expenses for the three-month and nine-month periods ended September 30, 2005 and 2004:

                   CITGO COST OF SALES AND OPERATING EXPENSES

                                                   THREE MONTHS       NINE MONTHS
                                                      ENDED              ENDED
                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                ----------------   -----------------
                                                  2005     2004      2005      2004
                                                -------   ------   -------   -------
                                                           ($ in millions)
Crude oil                                       $ 4,035   $2,502   $ 9,961   $ 6,417
Refined products                                  6,794    4,749    16,606    12,830
Intermediate feedstocks                             636      739     1,990     1,991
Refining and manufacturing costs                    353      378     1,165     1,123
Other operating costs and expenses                  256      164       432       432
                                                -------   ------   -------   -------
   Total cost of sales and operating expenses   $12,074   $8,532   $30,154   $22,793
                                                =======   ======   =======   =======

          We purchase refined products to supplement the production from our refineries in order to meet marketing demands and to optimize distribution. Refined product purchases represented 56% of total cost of sales and operating expenses for the third quarters of both 2005 and 2004 and 55% and 56% for the first nine months of 2005 and 2004, respectively. Margins on purchased products, on average, are lower than margins on refinery produced products because refinery produced products benefit from the whole supply chain upgrade and purchased refined products do not. However, purchased products are not segregated from our produced products and margins may vary due to market conditions and other factors beyond our control. In the near term, other than normal refinery turnaround maintenance, we do not anticipate operational actions or market conditions which might cause a material change in anticipated purchased product requirements; however, there could be events beyond our control which impact the volume of refined products purchased. (See also "Factors Affecting Forward Looking Statements".)

          The Company periodically reviews investment decisions based on market conditions, availability of supply, and optimization of investments and synergies with other CITGO sites. As the result of such a review, the Company has decided to defer a capital project at its Corpus Christi refinery related to production of ultra low sulfur diesel fuel. Accordingly, results for the nine months ended September 30, 2005 include a charge against income of approximately $22 million to write off the costs incurred to date on the project. In addition, the deferral of the project will reduce previously estimated capital expenditures by approximately $194 million over the five-year period from 2005 through 2009.

          In addition, the Company decided to cancel an energy conservation project at its Lemont refinery when costs escalated over original expectations. Accordingly, results for the nine months ended September 30, 2005 include in cost of sales, a charge of approximately $18 million to write off the costs incurred to date on the project.

          Gross margin. Gross margin decreased approximately 2.1 cents per gallon in the quarter ended September 30, 2005 compared to the same period in 2004 and remained flat in the nine months ended September 30, 2005 compared to the same period in 2004. Gross margin for the quarter ended September 30, 2005 was approximately 2.8 cents per gallon compared to gross margin of approximately
4.9 cents per gallon for the same period in 2004. The decline in gross margin for the quarter ended September 30, 2005 compared to the same period in 2004 is attributable primarily to a decline in profitability of asphalt, petrochemicals and industrial products. The selling price of these products did not respond to increases in the cost of crude oil and feedstocks as readily as the price of gasoline, jet fuel or diesel fuel. In addition, the combined sales volume of gasoline, jet fuel and diesel fuel declined approximately 5% for the quarter ended September 30, 2005 compared to the same period in 2004 primarily due to the disruption in operations related to hurricanes on the Gulf Coast. Gross margin for the nine months ended September 30, 2005 and 2004 was approximately
4.0 cents per gallon.

          Revenue per gallon for the third quarter 2005 increased approximately 46% compared to the third quarter 2004 and increased approximately 36% for the first nine months of

2005 compared to the first nine months of 2004. Cost of sales and operating expenses per gallon for the quarter ended September 30, 2005 increased approximately 50% compared to the same period in 2004 and for the nine months ended September 30, 2005 increased approximately 37% compared to the same period in 2004.

          A change in the price of crude oil, feedstocks and blending products generally results in a corresponding change in the sales price of refined products. The impact of changes in crude oil and feedstock prices on our consolidated income before taxes depends, in part, on how quickly refined product prices are adjusted to reflect these changes in feedstock costs.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $5 million, or 6% from $78 million in the third quarter of 2004 to $83 million in the third quarter of 2005. Selling, general and administrative expenses increased $20 million, or 9% from $219 million in the first nine months of 2004 to $239 million in the first nine months of 2005. The increase is primarily related to professional and consulting fees, contract services and the decision to relocate corporate headquarters.

          Interest expense. Interest expense, including capital lease interest charge, decreased $8 million in the three-month period ended September 30, 2005 as compared to the same period in 2004 and decreased $42 million in the nine-month period ended September 30, 2005 as compared to the same period in 2004. The decrease in interest expense for the quarter and nine-month period reflects the retirement of the senior secured term loan during the second quarter of 2004 and the redemption in October 2004 of approximately $543 million of our 11-3/8% notes due 2011.

LIQUIDITY AND CAPITAL RESOURCES

          The following summarizes cash flows during the nine-month periods ended September 30, 2005 and 2004:

                                          Nine Months
                                            Ended
                                         September 30,
                                        ---------------
                                          2005    2004
                                         -----   -----
                                        ($ in millions)
Net cash provided by/(used in):
   Operating activities                  $ 878   $ 697
   Investing activities                  $(314)  $(242)
   Financing activities                  $(348)  $(187)

Cash Provided by Operating Activities

          Consolidated net cash provided by operating activities totaled approximately $878 million for the nine-month period ended September 30, 2005. Operating cash flows were derived primarily from net income of $419 million, depreciation and amortization of $294 million, distributions in excess of equity in earnings of affiliates of $88 million, decrease in deferred taxes of $20 million, asset retirements of $27 million and changes in operating assets and liabilities of $63 million. The more significant changes in operating assets and liabilities include an increase in current liabilities and a decrease in inventories, offset in part, by an increase in notes and accounts receivable.

Cash Used in Investing Activities

          Net cash used in investing activities in the nine-month period ended September 30, 2005 totaled $314 million consisting primarily of capital expenditures of $263 million. These capital expenditures consisted of:

                                   Nine Months Ended
                                  September 30, 2005
                                  ------------------
                                    ($ in millions)
Regulatory requirements                  $130
Maintenance capital projects               53
Strategic capital expenditures             80
                                         ----
   Total capital expenditures            $263
                                         ====

          See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in our Form 10-K for the year ended December 31, 2004 for additional information concerning projected capital expenditures.

Cash Used in Financing Activities

          Net cash used in financing activities totaled $348 million for the nine-month period ended September 30, 2005, consisting primarily of the payment of $317 million in dividends to PDV America, our parent company, and the payment of loans from affiliates.

          As of September 30, 2005, capital resources available to us included cash on hand totaling $239 million generated by operations and other sources, and available borrowing capacity under our committed bank facilities of $256 million.

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

          We are in compliance with the covenants under our debt financing arrangements at September 30, 2005.

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

          Three of our affiliates entered into agreements to advance excess cash to us from time to time under demand notes. These notes provide for maximum amounts of $10 million from PDV Texas, $30 million from PDV America and $10 million from PDV Holding. At September 30, 2005 there was no outstanding balance on these notes. At December 31, 2004, the amounts outstanding on these notes were $7 million, $14 million and $5 million from PDV Texas, PDV America and PDV Holding, respectively.

          As of September 30, 2005, we had an effective shelf registration with the SEC under which we could have publicly offered up to $400 million principal amount of debt securities. Due to our current credit ratings, the shelf registration statement is not presently available.

          On March 17, 2005, we established an accounts receivable sales facility. This facility allows the non-recourse sale of specified accounts receivable to independent third parties. A maximum of $350 million in accounts receivable may be sold at any one time. As of September 30, 2005, no receivables had been sold under this facility.

          Our debt instruments do not contain any covenants that trigger increased costs or burdens as a result of an adverse change in our securities ratings. However, certain of our guarantee agreements, which support approximately $20 million letters of credit of PDV Texas, an affiliate, require us to cash collateralize the applicable letters of credit upon a reduction of our credit rating below a stated level.

          We believe that we have adequate liquidity from existing sources to support our operations for the foreseeable future.

          On October 13, 2005, we announced cash tender offers for all of our outstanding 7-7/8% senior notes due 2006 and 6% senior notes due 2011.

          On October 14, 2005, we sent notices of our election to redeem prior to their stated maturity dates the following debt securities:

     -    all of our outstanding 11-3/8% senior notes due 2011;

     -    all of our outstanding 9.30% private placement senior notes due 2006;
          and

     - all of our outstanding master shelf agreement senior notes due 2006 through 2009 with interest rates ranging from 7.17% to 8.94%.

          We are also working with two co-lead banks who have committed on a $1.85 billion senior secured credit facility, which would consist of a five-year revolving credit facility in the amount of $1.15 billion and a seven-year term loan of $700 million. The credit facility, which is subject to the completion of documentation and a number of other conditions, would be secured by our interests in our Lake Charles, Louisiana and Corpus Christi, Texas refineries, our trade accounts receivable and our inventories and is subject to covenants typical for secured financing. We expect to close this transaction in the fourth quarter of 2005.

          The ratings on the new senior secured credit facility, as currently assessed by the three major debt rating agencies, are as follows:

                                  Secured
                                  -------
Standard & Poor's Ratings Group     BBB-
Moody's Investors Service           Ba1
Fitch Investors Services, Inc.      BB+

NEW ACCOUNTING STANDARDS

          In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 defines variable interest entities and how an enterprise should assess its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), primarily to clarify the required accounting for investments in variable interest entities. This standard replaces FIN 46. For CITGO, which meets the definition of a nonpublic enterprise for purposes of applying FIN 46R, application is required immediately for variable interest entities created after December 31, 2003 and for variable interest entities in which an interest is acquired after that date, and to all entities that are subject to FIN 46R by January 1, 2005. The interpretation requires certain minimum disclosures with respect to variable interest entities in which an enterprise holds significant variable interest but which it does not consolidate. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company's adoption of FIN 46R, effective January 1, 2005, had no impact on the financial position or results of operations for the nine-month period ended September 30, 2005.

          In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies the application of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). FIN 47 clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated; and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is currently evaluating the impact, if any, on its financial position or results of operations that may result from the application of FIN 47.

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

          In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" ("EITF 04-13"). In this issue, the EITF reached consensus on i) the circumstances under which two or more transactions involving inventory with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions; and ii) whether there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for new arrangements entered into in reporting periods beginning after March 15, 2006. The Company is currently evaluating the impact, if any, on its financial position and results of operations that may result from the application of EITF 04-13.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Introduction. CITGO has exposure to price fluctuations of crude oil and refined products as well as fluctuations in interest rates. Management has defined certain benchmarks consistent with its preferred risk profile for the environment in which the Company operates and finances its assets. CITGO does not attempt to manage the price risk related to all of its inventories of crude oil and refined products. As a result, at September 30, 2005, CITGO was exposed to the risk of broad market price declines with respect to a substantial portion of its crude oil and refined product inventories. As of September 30, 2005, CITGO's total crude and refined products inventory was 47 million barrels. Aggregate commodity derivative positions entered into for price risk management purposes at that date totaled 2.9 million barrels. The following disclosures do not attempt to quantify the price risk associated with such commodity inventories.

          Commodity Instruments. CITGO balances its crude oil and petroleum product supply/demand and from time to time enters into petroleum commodity derivative contracts. Effective January 1, 2001, the Company's policy is to elect hedge accounting only under limited circumstances involving derivatives, with initial terms of 90 days or greater and notional amounts of $25 million or greater. At September 30, 2005, none of the Company's commodity derivatives were accounted for as hedges. Changes in the fair value of these contracts are recorded in cost of sales and operating expense.

                              COMMODITY DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 2005

                                                                   MATURITY     NUMBER OF    CONTRACT    MARKET
COMMODITY                              DERIVATIVE                    DATE       CONTRACTS      VALUE    VALUE(3)
---------                              ----------                  --------   ------------   --------   --------
                                                                              Long/(Short)    Asset/(Liability)
                                                                              ------------   -------------------
                                                                                               ($ in millions)
No Lead Gasoline (1)   Futures Purchased                             2005           203      $  16.7    $  17.7
                       Futures Sold                                  2005          (161)     $ (12.8)   $ (14.0)
                       Listed Put Options Sold                       2005           (10)     $    --    $    --
                       Listed Call Options Purchased                 2005            50      $    --    $   0.3
                       Listed Call Options Sold                      2005           (50)     $    --    $  (0.2)
                       OTC Swaps (Pay Fixed / Receive Float) (4)     2005           100      $    --    $   2.7
                       Forward Purchase Contracts                    2005         2,038      $  85.1    $  93.5
                       Forward Sale Contracts                        2005        (1,070)     $ (76.1)   $ (87.4)

Distillates (1)        Futures Purchased                             2005         1,223      $  86.5    $ 110.6
                       Futures Purchased                             2006         1,458      $ 102.0    $ 128.3
                       Futures Sold                                  2005          (284)     $ (23.6)   $ (25.5)
                       Futures Sold                                  2006          (110)     $  (8.0)   $  (9.8)
                       Listed Call Options Purchased                 2005             6      $    --    $    --
                       Listed Call Options Sold                      2005            (6)     $    --    $    --
                       OTC Swaps (Pay Fixed / Receive Float) (4)     2005           445      $    --    $  17.8
                       OTC Swaps (Pay Fixed / Receive Float) (4)     2006           316      $    --    $   2.2
                       OTC Swaps (Pay Float / Receive Fixed) (4)     2005          (368)     $    --    $ (14.8)
                       Forward Purchase Contracts                    2005           696      $  40.5    $  47.6
                       Forward Sale Contracts                        2005        (1,889)     $(150.1)   $(181.1)
                       Forward Sale Contracts                        2006        (1,130)     $ (82.2)   $ (99.7)

Crude Oil (1)          Futures Purchased                             2005           595      $  39.2    $  39.4
                       Futures Purchased                             2006           190      $  12.2    $  12.7
                       Futures Sold                                  2005          (720)     $ (46.4)   $ (47.7)
                       Futures Sold                                  2006          (120)     $  (8.0)   $  (8.0)
                       Listed Call Options Purchased                 2006           150      $    --    $   0.2
                       Listed Call Options Sold                      2005          (150)     $    --    $  (0.2)
                       Listed Put Options Purchased                  2005           228      $    --    $   0.2
                       Listed Put Options Sold                       2005          (220)     $    --    $  (0.1)
                       OTC Swaps (Pay Fixed / Receive Float) (4)     2005           100      $    --    $   0.8
                       OTC Swaps (Pay Float / Receive Fixed) (4)     2005          (100)     $    --    $  (1.3)
                       Forward Purchase Contracts                    2005         4,370      $ 176.9    $ 179.7
                       Forward Sale Contracts                        2005        (2,903)     $(187.6)   $(187.9)

Natural Gas (2)        Futures Purchased                             2005            18      $   2.6    $   2.6
                       Futures Sold                                  2005           (20)     $  (2.9)   $  (2.9)
                       Listed Call Options Purchased                 2005            45      $    --    $   0.8
                       Listed Call Options Sold                      2005           (45)     $    --    $  (0.4)

Propane (1)            OTC Swaps (Pay Fixed / Receive Float) (4)     2005            10      $    --    $    --

----------
(1)  Thousands of barrels

(2)  Ten-thousands of mmbtu

(3)  Based on actively quoted prices.

(4) Floating price based on market index designated in contract; fixed price agreed upon at date of contract.

                                        COMMODITY DERIVATIVES
                                OPEN POSITIONS AT SEPTEMBER 30, 2004

                                                       MATURITY     NUMBER OF    CONTRACT    MARKET
COMMODITY                        DERIVATIVE              DATE       CONTRACTS      VALUE    VALUE(3)
---------                        ----------            --------   ------------   --------   -------
                                                                  Long/(Short)    Asset/(Liability)
                                                                  ------------   ------------------
                                                                                   ($ in millions)
No Lead Gasoline (1)   Listed Put Options Purchased      2004           225      $    --    $    --
                       Listed Put Options Sold           2004          (450)     $    --    $    --
                       Listed Call Options Purchased     2004           200      $    --    $    --
                       Forward Purchase Contracts        2004         3,967      $ 216.3    $ 216.8
                       Forward Sales Contracts           2004        (2,365)     $(131.7)   $(132.2)

Distillates (1)        Futures Purchased                 2004           938      $  45.0    $ 54.6
                       Futures Purchased                 2005         1,159      $  52.7    $ 63.5
                       Futures Sold                      2004          (150)     $  (8.0)   $  (8.7)
                       Forward Purchase Contracts        2004         1,352      $  78.2    $  80.2
                       Forward Sale Contracts            2004        (2,521)     $(133.3)   $(143.5)
                       Forward Sale Contracts            2005        (1,153)     $ (54.9)   $(64.4)

Crude Oil (1)          Listed Put Options Purchased      2004           600      $    --    $   0.3
                       Listed Put Options Sold           2004          (400)     $    --    $    --
                       Forward Purchase Contracts        2004           336      $  13.4    $ 14.1
                       Forward Sale Contracts            2004          (270)     $ (12.5)   $ (13.4)

Natural Gas (2)        Futures Purchased                 2004            24      $   1.5    $   1.7
                       Listed Call Options Purchased     2004           100      $    --    $    --
                       Listed Put Options Sold           2004          (100)     $    --    $    --

----------
(1)  Thousands of barrels

(2)  Ten-thousands of mmbtu

(3)  Based on actively quoted prices.

          Debt Related Instruments. We have fixed and floating U.S. currency denominated debt. At September 30, 2005, our primary exposures were to LIBOR and floating rates on tax exempt bonds. We manage the risk related to interest rates by using both fixed and floating rates.

          For interest rate swaps, all of which expired in February 2005, the table below presents notional amounts and interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                            INTEREST RATE DERIVATIVES
                      OPEN POSITIONS AT SEPTEMBER 30, 2004

                                                        NOTIONAL
                        EXPIRATION     FIXED RATE      PRINCIPAL
VARIABLE RATE INDEX        DATE           PAID           AMOUNT
-------------------   -------------   -----------   ---------------
                                                    ($ in millions)
J.J. Kenny            February 2005      5.30%            $12
J.J. Kenny            February 2005      5.27%             15
J.J. Kenny            February 2005      5.49%             15
                                                          ---
                                                          $42
                                                          ===

          Changes in the fair value of these agreements were recorded in other income (expense) in the third quarter of 2004 with the offset recorded in the balance sheet caption other current liabilities at September 30, 2004. There were no interest rate swap agreements in place at September 30, 2005.

          For debt obligations, the table below presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                DEBT OBLIGATIONS
                              AT SEPTEMBER 30, 2005

                                                                              EXPECTED
                           FIXED        AVERAGE FIXED       VARIABLE      AVERAGE VARIABLE
EXPECTED MATURITIES      RATE DEBT      INTEREST RATE      RATE DEBT        INTEREST RATE
-------------------   ---------------   -------------   ---------------   ----------------
                      ($ in millions)                   ($ in millions)
   2005                     $ 11            9.30%             $ --                --
   2006                      201            8.10%               --                --
   2007                       50            8.94%               12              5.88%
   2008                       25            7.17%               20              5.95%
   2009                       50            7.22%               --                --
Thereafter                   403            6.77%              360              6.58%
                            ----            ----              ----              ----
   Total                    $740            7.36%             $392              6.53%
                            ====            ====              ====              ====
Fair Value                  $743                              $392
                            ====                              ====

                                DEBT OBLIGATIONS
                              AT SEPTEMBER 30, 2004

                                                                              EXPECTED
                           FIXED        AVERAGE FIXED       VARIABLE      AVERAGE VARIABLE
EXPECTED MATURITIES      RATE DEBT      INTEREST RATE      RATE DEBT        INTEREST RATE
-------------------   ---------------   -------------   ---------------   ----------------
                      ($ in millions)                   ($ in millions)
   2004                    $   11            9.30%            $ --                --
   2005                        11            9.30%              --                --
   2006                       201            8.10%              --                --
   2007                        50            8.94%              12              5.58%
   2008                        25            7.17%              20              5.86%
Thereafter                    745           10.40%             215              7.08%
                           ------           -----             ----              ----
   Total                   $1,043            9.79%            $247              6.91%
                           ======           =====             ====              ====
Fair Value                 $1,229                             $247
                           ======                             ====

ITEM 4. CONTROLS AND PROCEDURES

          During the third quarter of 2005, the Company's management, including the principal executive officer and principal financial officer, evaluated the Company's disclosure controls and procedures related to the recording, processing, summarization and reporting of information in the Company's periodic reports that it files with the Securities and Exchange Commission ("SEC"). These disclosure controls and procedures have been designed to ensure that (a) material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's management, including these officers, by other employees of the Company and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the Company does not control or manage certain of its unconsolidated entities and thus its access and ability to apply its disclosure controls and procedures to entities that it does not control or manage are more limited than is the case for the subsidiaries it controls and manages.

          Accordingly, as of September 30, 2005, these officers (principal executive officer and principal financial officer) concluded that the Company's disclosure controls and procedures were effective to accomplish their objectives.

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

ITEM 6. EXHIBITS

     (a)  Exhibits

          Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed by the following officers:

          31.1 Filed by Felix Rodriguez, President and Chief Executive Officer.

          31.2 Filed by Larry E. Krieg, Vice President Finance and Chief Financial Officer.

          Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed by the following officers:

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

                           CITGO PETROLEUM CORPORATION


Date: November 8, 2005                  /s/ Paul Largess
                                        ----------------------------------------
                                        Paul Largess
                                        Controller, Chief Accounting Officer

                                Index to Exhibits

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed by the following officers:

31.1 Filed by Felix Rodriguez, President and Chief Executive Officer.

31.2 Filed by Larry E. Krieg, Vice President Finance and Chief Financial
     Officer.

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code as to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 filed by the following officers:

32.1 Filed by Felix Rodriguez, President and Chief Executive Officer.

32.2 Filed by Larry E. Krieg, Vice President Finance and Chief Financial
     Officer.